Form 10-Q
period 1996-03-31
SPORTS CLUB CO INC
filed 1996-05-15
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996
                            COMMISSION FILE # 1-13290


                          THE SPORTS CLUB COMPANY, INC.

                 A DELAWARE CORPORATION - I.R.S. NO. 95-4479735

           11100 SANTA MONICA BLVD., SUITE 300, LOS ANGELES, CA 90025

                                 (310) 479-5200

         Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes         X         No
                             ---------            ----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
                                                      Outstanding at
            Class                                      May 10, 1996
- ----------------------------                          --------------
Common stock, $.01 par value                            11,355,000

                          THE SPORTS CLUB COMPANY, INC.

                                      INDEX

Part I.            Financial Information                                           Page
   Item 1.         Financial Statements

                   Condensed Consolidated Balance Sheets -                           3
                    December 31, 1995 and March 31, 1996

                   Condensed Consolidated Statements of Operations -                 4
                    Three Months ended March 31, 1995 and 1996

                   Condensed Consolidated Statements of Cash Flows -                 5
                    Three Months ended March 31, 1995 and 1996

                   Notes to Condensed Consolidated Financial Statements              6


   Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                       10

Part II.           Other Information                                                14

Signatures                                                                          16

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1996
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 December 31,     March 31,
                                      ASSETS                                        1995             1996
                                                                                    ----             ----
Current assets:
     Cash and cash equivalents                                                     $ 1,545         $ 1,849
     Accounts receivable, net of allowance for doubtful
       accounts of $39 and $31 at December 31, 1995 and
       March 31, 1996                                                                1,323           1,314
     Inventories                                                                       401             390
     Other current assets                                                              370             520
     Due from affiliates                                                             3,508           4,068
                                                                                   -------         -------
          Total current assets                                                       7,147           8,141

Property and equipment, at cost, net of accumulated
     depreciation and amortization of $2,750 and $3,242 at
     December 31, 1995 and March 31, 1996                                           59,956          59,873
Equity interest in unconsolidated subsidiaries                                       4,478           4,385
Costs in excess of net assets acquired, less accumulated
     amortization of $215 and $280 at December 31, 1995 and
     March 31, 1996                                                                 10,136          10,066
Other assets, at cost, net                                                           1,389           1,426
                                                                                   -------         -------
                                                                                   $83,106         $83,891
                                                                                   =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of notes payable and capitalized
        lease obligations                                                          $ 1,890         $ 2,021
     Accounts payable                                                                2,021           1,442
     Accrued liabilities                                                             2,165           2,489
     Deferred membership revenues                                                    4,742           4,631
                                                                                   -------         -------
          Total current liabilities                                                 10,818          10,583

Notes payable and capitalized lease obligations,
     less current installments                                                      31,023          31,556
Deferred lease obligations                                                             691             770
Minority interest                                                                      600             600
                                                                                   -------         -------
     Total liabilities                                                              43,132          43,509

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000
          shares authorized; no shares issued or outstanding                          --              --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          11,355,000 shares issued and outstanding
          at December 31, 1995 and March 31, 1996                                      114             114
     Additional paid-in capital                                                     37,044          37,044
     Retained earnings                                                               2,816           3,224
                                                                                  --------         -------
          Total shareholders' equity                                                39,974          40,382
                                                                                  --------         -------
                                                                                  $ 83,106         $83,891
                                                                                  ========         =======

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       March 31,
                                                                    1995        1996
                                                                    ----        ----
Revenues                                                          $  8,889    $  9,306

Operating expenses:
   Direct                                                            5,624       5,941
   Selling, general and administrative                               1,142       1,452
   Depreciation and amortization                                       553         616
                                                                  --------    --------
        Total operating expenses                                     7,319       8,009
                                                                  --------    --------
             Income from operations                                  1,570       1,297

Other income (expense):
   Interest                                                           (660)       (657)
   Minority interests                                                  (38)        (38)
   Equity interest in net income of unconsolidated subsidiaries        247          91
                                                                  --------    --------
             Income before income taxes                              1,119         693

Provision for income taxes                                             459         284
                                                                  --------    --------

             Net income                                           $    660    $    409
                                                                  ========    ========

Net income per share                                              $   0.06    $   0.04
                                                                  ========    ========


Weighted average number of common shares outstanding                11,351      11,355
                                                                  ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        March 31,
                                                                                                    1995        1996
                                                                                                    ----        ----
Cash flows from operating activities:
     Net income                                                                                   $    660    $    409
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                                553         616
          Accrued management fees                                                                     --          (199)
          Equity interest in net income of unconsolidated subsidiaries                                (247)        (91)
          Stock issued as directors' fees                                                               21        --
          (Increase) decrease in:
               Accounts receivable, net                                                                207           9
               Inventories                                                                              23          11
               Other current assets                                                                   (417)       (246)
          Increase (decrease) in:
               Accounts payable                                                                        666        (579)
               Accrued liabilities                                                                    (695)        324
               Deferred membership revenues                                                            (97)       (111)
               Deferred lease obligations                                                               78          79
                                                                                                  --------    --------
                    Net cash provided by operating activities                                          752         222

Cash flows from investing activities:
     Capital expenditures                                                                             (249)       (410)
     Purchase of other assets                                                                         (541)       --
                                                                                                  --------    --------
                    Net cash used for investing activities                                            (790)       (410)

Cash flows from financing activities:
     (Increase) decrease in due from affiliates                                                        496        (361)
     Proceeds from notes payable and capital lease obligations                                        --        23,029
     Repayments of notes payable and capital lease obligations                                        (602)    (22,360)
     Equity interest distributions                                                                     274         184
     Distributions and redemptions of partnership interests                                            (30)       --
                                                                                                  --------    --------
                    Net cash provided by financing activities                                          138         492
                                                                                                  --------    --------
                    Net increase in cash and cash equivalents                                          100         304
Cash and cash equivalents at beginning of period                                                     5,042       1,545
                                                                                                  --------    --------
Cash and cash equivalents at end of period                                                        $  5,142    $  1,849
                                                                                                  ========    ========


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                       $    847    $    731
                                                                                                  ========    ========
     Cash paid for income taxes                                                                   $    742    $    159
                                                                                                  ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND MARCH 31, 1996


1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim period set forth herein. All such adjustments are of a normal and recurring nature. The results for the three month period ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996. Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARIES

         Equity interest in unconsolidated subsidiaries consists of a 40% interest in the Reebok-Sports Club/NY, a 46.1% interest in a Spectrum Club located in Manhattan Beach, California, and an interest in the Sports Connections included in a joint venture agreement with Bally's Health and Tennis Corporation ("Bally's").

         The Company allocates profits and losses on a basis defined in its various partnership and joint venture agreements relating to its unconsolidated subsidiaries. Operating losses in the Reebok-Sports Club/NY are allocated 99% to Reebok and 1% to the Company. Any future operating profits will first be allocated to the partners to recoup any operating losses. Next, the partnership agreement calls for a $3.0 million annual priority distribution to a limited partner and the return of various capital contributions with interest to the partners. After the allocation of a one time $2.5 million distribution (of which the Company is entitled to $1.25 million), the Company is entitled to 40% of future operating income.

         Summary financial information of unconsolidated subsidiaries is as follows:

                                                     Three months ended March 31,
                                                     ----------------------------
                                                        1995               1996
                                                        ----               ----
                                                        (Amounts in thousands)
Revenues                                              $3,882              $7,856
Net income                                               382                  26

                                                     December 31,        March 31,
                                                        1995               1996
                                                        ----               ----
                                                        (Amounts in thousands)
Current assets                                         $ 1,214           $ 1,249
Non-current assets                                      18,658            18,405
                                                       -------           -------
  Total assets                                         $19,872           $19,654
                                                       =======           =======

Current liabilities                                    $ 4,153           $ 4,811
Non-current liabilities                                  7,422             7,015
                                                       -------           -------
  Total liabilities                                     11,575            11,826
Partners' capital                                        8,297             7,828
                                                       -------           -------
                                                       $19,872           $19,654
                                                       =======           =======

3. RELATED PARTY TRANSACTIONS

         Due from affiliates are summarized as follows:

                                                                          December 31,    March 31,
                                                                             1995           1996
                                                                             ----           ----
Note receivable from the Company's CEO, including interest at 6.8%, due on April 3, 1996. Secured by a pledge of 384,000 shares of the
 Company's common stock ( the note
 was renewed for one year in April, 1996)                                   $  631         $  641

Note receivable from the Reebok-Sports Club/NY, interest at 10%
 payable quarterly; principal repayable as net cash flow
 of the partnership is available                                             1,500          1,500

Accrued management fees from the Reebok-Sports Club/NY, interest at
 10%, payable as net cash flow of the partnership
 is available                                                                  502            701

Advances to entities with common partners made in the
 normal course of business, payable on demand                                  875          1,226
                                                                            ------         ------

                                                                            $3,508         $4,068
                                                                            ======         ======

         The Company manages the operation of the Spectrum Club/Manhattan Beach, 53.9% of which is owned by outside investors. The Company receives a fee of $27,447 per month plus 4.5% of the Club's gross revenues for managing this Club.

         The Company also manages the operations of the Reebok-Sports Club/NY for a fee of approximately 5% of the gross monthly collections, as defined.. The Company has invested $50,000 in the capital of the Reebok-Sports Club/NY. Under the arrangement, the Company may be required to fund additional costs of the partnership.

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         Notes payable and capitalized lease obligations are summarized as follows:

                                                        December 31,    March 31,
                                                           1995           1996
                                                           ----           ----
                                                          (Amounts in thousands)
The Sports Club/LA note ............................      $22,104        $23,029
The Sports Club/Irvine note ........................        5,500          5,500
The Spectrum Club/Agoura Hills note ................        2,550          2,550
Secured bank notes .................................          629            517
Capitalized lease obligations ......................        1,494          1,390
Other notes payable ................................          636            591
                                                          -------        -------
                                                           32,913         33,577
Less current installments ..........................        1,890          2,021
                                                          -------        -------
                                                          $31,023        $31,556
                                                          =======        =======

         In March 1995, the Reebok-Sports Club/NY obtained a $4,000,000 lease facility to finance personal property. The Company is a guarantor of this financing. As of March 31, 1996 the unpaid principal outstanding was $3,630,000.

5. NET INCOME PER SHARE

         Net income per share is based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income per share is not presented as it does not differ materially from primary net income per share.

6. INCOME TAXES

         Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7.  RECENT DEVELOPMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of " ("Statement No. 121"), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to its estimated fair market value. The Company adopted the provisions of Statement No. 121 effective January 1, 1996. Management believes that Statement No. 121 will not have a material impact on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996 and will continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations other than the inclusion of the pro forma disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company's consolidated financial statements reflect the operations of The Sports Clubs and The Spectrum Clubs. The Reebok Sports Club/NY, which was opened in April 1995, is accounted for under the equity method of accounting.

      The comparability of the Company's operating results, financial condition and capital requirements is greatly impacted by the number of clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995

      Revenues for the three months ended March 31, 1996 were $9.3 million, compared to $8.9 million in 1995, an increase of $400,000 or 4.5%. The increase resulted primarily from additional membership dues, which increased as a result of membership growth. Other revenue increased as a result of management fees generated from the Reebok Sports Club/NY, which opened in April 1995.

      Direct operating expenses increased to $5.9 million in the three months ended March 31, 1996 versus $5.6 million in 1995. Over 50% of the increase was due to the acquisition of HealthFitness Organization of America, Inc. (HFA) with the remaining $138,000 increase due to higher club operating expenses. Direct operating expenses as a percentage of revenues increased slightly to 63.8% in 1996 compared to 63.3% in 1995 due to the HFA acquisition.

      Selling, general and administrative expenses were $1.4 million in the three months ended March 31, 1996 versus $1.1 million in 1995. This increase in expense was incurred primarily as a result of the acquisition of HFA and its operations. There were no comparable costs for HFA in 1995.

      Depreciation and amortization expenses were $616,000 in the three months ended March 31, 1996 versus $553,000 in 1995. Interest expense was $657,000 in the three months ended March 31, 1996 versus $660,000 in 1995.

      Equity interest in net income of unconsolidated subsidiaries was $91,000 in the three months ended March 31, 1996 versus $247,000 in 1995. The Company did not record any income from the Sports Connections for the three months ended March 31, 1996 versus $150,000 in 1995. The 1996 amounts are associated with the Spectrum Club/Manhattan Beach's operations.

      The Company's net income before income taxes was $693,000 for the three months ended March 31, 1996 verses $1.1 million in 1995. The results for 1996 include pre-tax loss of $328,000 from the operations of HFA. The Company's estimated income tax rate has remained at 41%, resulting in a net income of $409,000 for the three months ended March 31, 1996 versus net income of $660,000 in 1995, a decrease of 38%.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1995 and the three months ended March 31, 1996 the Company generated $8.8 million and $2.0 million of earnings before interest, depreciation, amortization and income taxes, respectively. At March 31, 1996 the Company had a cash balance of $1.8 million. The first quarter net income reflects a net loss of $194,000 from the operations of HFA. The Company expects HFA to improve its operating performance in the second quarter, but to continue to operate at a loss and have its operations funded out of the Company's cash flow. Overall, the Company anticipates its cash balance on hand plus cash generated from operations will be adequate to fund the Company's current operating activities, debt service and committed capital requirements and recurring capital expenditures for the next twelve months.

      As a result of The Sports Club/LA acquisition, the Company had outstanding a promissory note in the amount of $22.1 million at December 31, 1995, bearing interest at 10%, secured by the land, building and equipment of The Sports Club/LA. This note required a balloon payment of approximately $22.0 million on December 31, 1996. In March, 1996, the Company refinanced The Sports Club/LA property. The new $23.0 million loan bears interest at a fixed interest rate of 10.63%. The Company is required to make monthly principal and interest payments of $256,421, compared with monthly payments of $264,163 under the old note. The note matures in March 2003 but, if certain conditions exist, the Company may extend the term of the note by an additional five years. All assets of The Sports Club/LA have been pledged to secure this loan.

      In connection with the acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year is less than approximately $2.9 million. The Company anticipates collecting approximately $900,000 related to the 1995 shortfall.

      The Company is the manager and holds a 40% general partnership interest in the partnership operating the Reebok Sports Club/NY. An affiliate of Reebok owns a 40% general partnership interest and the remaining 20% limited partnership interest is owned by Millennium Partners, an affiliate of the landlord of the building in which the Reebok Sports Club/NY is located. The initial capital contribution of the partners' and the proceeds from a $4.0 million lease financing facility has been expended on the development of the Club. In December 1995, the partners made additional contributions of $3.0 million, with the Company's contribution of $1.5 million made in the form of a note receivable from the partnership. As of March 31, 1996, the Company had also advanced the partnership $1,002,000 for various construction and operating costs, and the Company has a receivable of $701,000 for accrued but unpaid management fees. The Reebok Sports Club/NY achieved a positive cash flow in September 1995, and is expected to continue to improve its operating results as membership levels increase. The cash flows of the partnership will first be used to satisfy the principal and interest requirements of the lease financing facility. Additional cash flows will then be used to first repay the Company's $1,002,000 advance and then to concurrently repay the Company's $1.5 million loan and a similar $1.5 million loan from Reebok. Next, the partnership agreement calls for a $3.0 million annual priority distribution to the limited partner and the return of various capital contributions with interest to the partners. After a one time distribution of $2.5 million (to be split equally between Reebok and the Company), the Company would be entitled to a 40% interest in future cash distributions.

      The Company is eligible to receive a priority distribution of up to $250,000 per month from the operating profits of the Sports Connections which are managed by Bally's. The Company did not record any earnings from the Sports Connections in the three months ended March 31, 1996, and no cash was paid to the Company. The Company cannot predict the amount of any such earnings or if any portion thereof will be distributed to the Company. In the event the Sports Connections experience cash shortfalls, the Company is required to contribute 50% to certain operating expenses including lease payments, salaries and benefits (but not Bally's overhead expenses). The Sports Connections currently have a combined $500,000 working capital reserve which would first be available to support any such cash shortfalls.

      The Company's long term capital needs are to provide funds for the retirement of existing long term debt and to secure funds for the acquisition of existing clubs and development of new clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the acquisition and development of new clubs. The Company has also had preliminary discussions with several banking institutions regarding the possibility of securing a revolving credit facility which could be used for the acquisition of existing or development of new clubs, or for working capital purposes. In the first quarter of 1996, the Company began development of the 52,000 square foot Spectrum Club in Santa Clarita, California. This is a joint venture with The Newhall Land and Farming Company. The Company will be required to advance approximately $1.3 million to the project in 1996. As of April 1996, $500,000 has been paid into a special construction escrow account. The Company anticipates that it will be able to fund the remaining portion of this development from operating cash flows.

      Other than as described above and for normal replacement of fitness equipment and remodeling of clubs, the Company has no commitments for capital expenditures. Equipment has generally been available under capital lease arrangements. In 1995, the Company invested approximately 1.9 million in capital expenditures. In the three months ended March 31, 1996, capital expenditures were $410,000. The Company is currently seeking an additional $1.0 million lease facility to be used to finance 1996 capital expenditures. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing clubs will require expenditures above this level.

FORWARD LOOKING STATEMENTS

      The foregoing discussion contains forward-looking statements relating to the future operations of The Reebok Sports Club/NY, HFA and other operations, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from projected results as a result of unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC.

RECENT DEVELOPMENTS

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of " ("Statement No. 121"), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to its estimated fair market value. The Company adopted the provisions of Statement No. 121 effective January 1, 1996. Management believes that Statement No. 121 will not have a material impact on the consolidated financial statements.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996 and will continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations other than the inclusion of the pro forma disclosures.

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               The Company is currently involved in a dispute with the landlord of the facility used for the Spectrum Club/Century City. The landlord has claimed that the Company owes approximately $800,000 in past due rent as of December 31, 1995. The Company denies it owes any past due rent, due to the landlord's breach of several provisions of the lease. Thus, the Company believes that it has the right to terminate the lease and abandon the property.

               The Company has filed suit against the landlord seeking a judicial declaration that the landlord's breach of the lease has relieved the Company of the obligation to pay the alleged past due rent. The Company also seeks to recover damages resulting from the landlord's breach. The landlord has countersued the Company for the past due rent.

               In settlement of the existing disputes, the Company offered to invest an additional $500,000 to improve the Club in exchange for rent concessions and an option to extend the lease term. The Company and the landlord are still engaged in settlement discussions.

               On July 15, 1995, the Company closed the Spectrum Club/Century City. The Company believes that the closure of the Club and the resolution of this matter will not have a material adverse impact on its operations or financial position. However, there can be no assurance that the Company will be able to settle this dispute or that the landlord will not prevail in its claim for past and future rent from the Company.

               The Company is also involved in various claims and lawsuits incidental to its business, including claims arising from accidents and disputes with landlords. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the financial condition, cash flow or operations of the Company.

ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SPORTS CLUB COMPANY, INC.



Date: May 10, 1996                      by  /s/ David Michael Talla
                                            -----------------------------------
                                            David Michael Talla
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: May 10, 1996                      by  /s/ Timothy M. O'Brien
                                            -----------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)