Form 10-Q
period 1996-06-30
SPORTS CLUB CO INC
filed 1996-08-12
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996
                            COMMISSION FILE # 1-13290


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

                                                           Shares
                                                       Outstanding at
                     Class                             August 9, 1996
         ----------------------------        ----------------------------------
         Common stock, $.01 par value                    11,355,000

                          THE SPORTS CLUB COMPANY, INC.
                          -----------------------------
                                      INDEX
                                      -----

Part I.            Financial Information                                                Page
   Item 1.         Financial Statements

                   Condensed Consolidated Balance Sheets -                                3
                    December 31, 1995 and June 30, 1996

                   Condensed Consolidated Statements of Operations -                      4
                    Three and Six Months ended June 30, 1995 and 1996

                   Condensed Consolidated Statements of Cash Flows -                      5
                    Six Months ended June 30, 1995 and 1996

                   Notes to Condensed Consolidated Financial Statements                   6


   Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             10

Part II.           Other Information                                                      14


Signatures                                                                                15

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND JUNE 30, 1996
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 December 31,   June 30,
                                    ASSETS                                          1995         1996
                                                                                    ----         ----
Current assets:
     Cash and cash equivalents                                                     $ 1,545      $ 1,901
     Accounts receivable, net of allowance for doubtful accounts
       of $39 and $38 at December 31, 1995 and June 30, 1996                         1,323        1,258
     Inventories                                                                       401          263
     Other current assets                                                              370          435
     Due from affiliates                                                             3,508        3,200
                                                                                   -------      -------
          Total current assets                                                       7,147        7,057

Property and equipment, at cost, net of accumulated depreciation and
     amortization of $2,750 and $3,710 at December 31, 1995 and June 30, 1996       59,956       59,802
Equity interest in unconsolidated subsidiaries                                       4,478        4,291
Costs in excess of net assets acquired, less accumulated amortization
     of $215 and $345 at December 31, 1995 and June 30, 1996                        10,136       10,063
Other assets, at cost, net                                                           1,389        1,358
                                                                                   -------      -------
                                                                                   $83,106      $82,571
                                                                                   =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of notes payable and capitalized
        lease obligations                                                          $ 1,890      $ 2,056
     Accounts payable                                                                2,021        1,117
     Accrued liabilities                                                             2,165        2,100
     Deferred membership revenues                                                    4,742        3,884
                                                                                   -------      -------
          Total current liabilities                                                 10,818        9,157

Notes payable and capitalized lease obligations,
     less current installments                                                      31,023       31,130
Deferred lease obligations                                                             691          848
Minority interest                                                                      600          600
                                                                                   -------      -------
     Total liabilities                                                              43,132       41,735

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding                                               --           --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          11,355,000 shares issued and outstanding
          at December 31, 1995 and June 30, 1996                                       114          114
     Additional paid-in capital                                                     37,044       37,044
     Retained earnings                                                               2,816        3,678
                                                                                   -------      -------
          Total shareholders' equity                                                39,974       40,836
                                                                                   -------      -------
                                                                                   $83,106      $82,571
                                                                                   =======      =======

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                      June 30,
                                                                       1995           1996           1995           1996
                                                                       ----           ----           ----           ----
Revenues                                                             $  9,055       $  9,366       $ 17,944       $ 18,672

Operating expenses:
   Direct                                                               5,746          5,872         11,370         11,813
   Selling, general and administrative                                  1,185          1,539          2,327          2,991
   Depreciation and amortization                                          657            604          1,210          1,220
                                                                     --------       --------       --------       --------
        Total operating expenses                                        7,588          8,015         14,907         16,024
                                                                     --------       --------       --------       --------
             Income from operations                                     1,467          1,351          3,037          2,648

Other income (expense):
   Interest                                                              (674)          (706)        (1,334)        (1,363)
   Minority interests                                                     (37)           (37)           (75)           (75)
   Equity interest in net income of unconsolidated subsidiaries           384            159            631            250
                                                                     --------       --------       --------       --------
             Income before income taxes                                 1,140            767          2,259          1,460

Provision for income taxes                                                467            314            926            598
                                                                     --------       --------       --------       --------

             Net income                                              $    673       $    453       $  1,333       $    862
                                                                     ========       ========       ========       ========

Net income per share                                                 $   0.06       $   0.04       $   0.12       $   0.08
                                                                     ========       ========       ========       ========


Weighted average number of common shares outstanding                   11,353         11,355         11,352         11,355
                                                                     ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                1995           1996
                                                                                ----           ----
Cash flows from operating activities:
     Net income                                                               $  1,333       $    862
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                          1,210          1,220
          Equity interest in net income of unconsolidated subsidiaries            (631)          (250)
          Stock issued as directors' fees                                           21             --
          Accrued management fees                                                 (205)          (406)
          Equity interest distributions                                            320            437
          (Increase) decrease in:
               Accounts receivable, net                                            709             65
               Inventories                                                          61            138
               Other assets                                                        (66)          (161)
          Increase (decrease) in:
               Accounts payable                                                    875           (904)
               Accrued liabilities                                                (466)           (65)
               Deferred membership revenues                                       (843)          (858)
               Deferred lease obligations                                           38            157
                                                                              --------       --------
                    Net cash provided by operating activities                    2,356            235

Cash flows from investing activities:
     Capital expenditures                                                         (974)          (809)
     Purchase of other assets                                                     (781)           (57)
     (Increase) decrease in due from affiliates                                   (693)           714
     Redemptions of partnership interests                                          (30)            --
                                                                              --------       --------
                    Net cash used for investing activities                      (2,478)          (152)

Cash flows from financing activities:
     Proceeds from notes payable and capital lease obligations                      --         23,029
     Repayments of notes payable and capital lease obligations                  (1,119)       (22,756)
                                                                              --------       --------
                    Net cash provided by (used for) financing activities        (1,119)           273
                                                                              --------       --------
                    Net increase (decrease) in cash and cash equivalents        (1,241)           356
Cash and cash equivalents at beginning of period                                 5,042          1,545
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  3,801       $  1,901
                                                                              ========       ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                   $  1,621       $  1,505
                                                                              ========       ========
     Cash paid for income taxes                                               $  1,062       $    559
                                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995 AND JUNE 30, 1996


1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim period set forth herein. All such adjustments are of a normal and recurring nature. The results for the six month period ended June 30, 1996, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996. Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.

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

Summary financial information of unconsolidated subsidiaries is as follows:

                                             Six months ended June 30,
                                         --------------------------------
                                           1995                    1996
                                           ----                    ----
                                              (Amounts in thousands)
         Revenues ...................    $ 10,961                $ 15,430
         Net income (loss) ..........        (284)                    403

                                             December 31,           June 30,
                                                1995                  1996
                                                ----                  ----
                                                  (Amounts in thousands)
         Current assets ..................     $ 1,214               $ 1,156
         Non-current assets ..............      18,658                18,272
                                               -------               -------
           Total assets ..................     $19,872               $19,428
                                               =======               =======

         Current liabilities .............     $ 4,153               $ 4,287
         Non-current liabilities .........       7,422                 7,189
                                               -------               -------
           Total liabilities .............      11,575                11,476
         Partners' capital ...............       8,297                 7,952
                                               -------               -------
                                               $19,872               $19,428
                                               =======               =======

3. RELATED PARTY TRANSACTIONS

         Due from affiliates are summarized as follows:

                                                                                          December 31,    June 30,
                                                                                              1995          1996
                                                                                              ----          ----
                                                                                            (Amounts in thousands)
           Note receivable from the Company's CEO, including interest at
           5.3%, due on April 3, 1997.  Secured by a pledge of
           384,000 shares of the Company's common stock.......................               $  631        $  608

           Note receivable from the Reebok-Sports Club/NY, interest at 10%
           payable quarterly; principal repayable as net cash flow
           of the partnership is available....................................                1,500         1,500

           Accrued management fees from the Reebok-Sports Club/NY, interest at
           10%, payable as net cash flow of the partnership is available......                  502           908

           Advances to unconsolidated subsidiaries made in the normal
           course of business, payable on demand..............................                  875           184
                                                                                             ------        ------

                                                                                             $3,508        $3,200
                                                                                             ======        ======

         The Company manages the operation of the Spectrum Club/Manhattan Beach, 53.9% of which is owned by outside investors. The Company receives a fee of $27,447 per month plus 4.5% of the Club's gross revenues for managing this Club.

         The Company also manages the operations of the Reebok Sports Club/NY for a fee of approximately 5% of the gross monthly collections, as defined. The Company has invested $50,000 in the capital of the Reebok-Sports Club/NY. Under the arrangement, the Company may be required to fund additional costs of the partnership.

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         Notes payable and capitalized lease obligations are summarized as follows:

                                                               December 31,       June 30,
                                                                   1995             1996
                                                                   ----             ----
                                                                  (Amounts in thousands)
         The Sports Club/LA note.....................            $ 22,104         $ 22,877
         The Sports Club/Irvine note.................               5,500            5,500
         The Spectrum Club/Agoura Hills note.........               2,550            2,550
         Secured bank notes..........................                 629              427
         Capitalized lease obligations...............               1,494            1,265
         Other notes payable.........................                 636              567
                                                                 --------        ---------
                                                                   32,913           33,186
         Less current installments...................               1,890            2,056
                                                                 --------          -------
                                                                 $ 31,023         $ 31,130
                                                                 ========         ========

         The Reebok-Sports Club/NY has a loan outstanding to finance personal property. The Company is a guarantor of this financing. As of June 30, 1996, the unpaid principal outstanding was $3,544,000.

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

7.  RECENT DEVELOPMENTS

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("Statement No. 121"), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to its estimated fair market value. The Company adopted the provisions of Statement No. 121 effective January 1, 1996. Management believes that Statement No. 121 will not have a material impact on the consolidated financial statements.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has adopted Statement No. 123 in 1996 and will continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations other than the inclusion of the pro forma disclosures.

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

      The comparability of the Company's operating results, financial condition and capital requirements is impacted by the number of clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30,
1995

      Revenues for the three months ended June 30, 1996 were $9.4 million, compared to $9.1 million in 1995, an increase of $300,000 or 3.4%. The increase resulted from additional membership dues as well as increased ancillary revenues.

      Direct operating expenses increased to $5.9 million in the three months ended June 30, 1996 versus $5.7 million in 1995. The increase was due to the acquisition of HealthFitness Organization of America, Inc. ("HFA"). Club operating expenses alone decreased $61,000. Direct operating expenses as a percentage of revenues decreased to 62.7% in 1996 compared to 63.5% in 1995 due to the decrease of direct club expenses along with an increase in revenues.

      Selling, general and administrative expenses were $1.5 million in the three months ended June 30, 1996 versus $1.2 million in 1995. This increase in expense was incurred primarily as a result of the operations of HFA. There were no comparable costs for HFA in 1995.

      Depreciation and amortization expenses were $604,000 in the three months ended June 30, 1996 versus $657,000 in 1995. Interest expense was $706,000 in the three months ended June 30, 1996 versus $674,000 in 1995.

      Equity interest in net income of unconsolidated subsidiaries was $159,000 in the three months ended June 30, 1996 versus $384,000 in 1995. The Company did not record any income from the Sports Connections for the three months ended June 30, 1996 versus $287,000 in 1995. The 1996 amounts are associated with the Spectrum Club/Manhattan Beach's operations.

      The Company's net income before income taxes was $767,000 for the three months ended June 30, 1996 verses $1.1 million in 1995. The results for 1996 include pre-tax loss of $295,000 from the operations of HFA. The Company's estimated income tax rate has remained at 41%, resulting in a net income of $453,000 for the three months ended June 30, 1996 versus net income of $673,000 in 1995, a decrease of 33%.

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

      Revenues for the six months ended June 30, 1996 were $18.7 million, compared to $17.9 million in 1995, an increase of $800,000 or 4.1 %. The increase resulted from additional membership dues as well as increased ancillary revenues. Additionally, revenues increased as a result of management fees earned from the Reebok Sports Club/NY, which opened in April 1995.

      Direct operating expenses increased to $11.9 million in the six months ended June 30, 1996 versus $11.4 million in 1995. Over 50% of the increase was due to the acquisition of HFA with the remaining $139,000 increase due to increased club operating expenses. Direct operating expenses as a percentage of revenues remained virtually constant at 63.3% in 1996 compared to 63.4% in 1995. The increased cost associated with the HFA operation were offset by increased operating margins at the clubs.

      Selling, general and administrative expenses were $3.0 million in the six months ended June 30, 1996 versus $2.3 million in 1995. Over 50% of the increase in expense was incurred as a result of the operations of HFA. There were no comparable costs for HFA in 1995.

      Depreciation and amortization expenses were $1.2 million in the six months ended June 30, 1996 versus $1.2 million in 1995. Interest expense was $1.4 million in the six months ended June 30, 1996 versus $1.3 million in 1995.

      Equity interest in net income of unconsolidated subsidiaries was $250,000 in the six months ended June 30, 1996 versus $631,000 in 1995. The Company did not record any income from the Sports Connections for the six months ended June 30, 1996 versus $437,000 in 1995. The 1996 amounts are associated with the Spectrum Club/Manhattan Beach's operations.

      The Company's net income before income taxes was $1.5 million for the six months ended June 30, 1996 verses $2.3 million in 1995. The results for 1996 include pre-tax loss of $623,000 from the operations of HFA. The Company's estimated income tax rate has remained at 41%, resulting in a net income of $862,000 for the six months ended June 30, 1996 versus net income of $1.3 million in 1995, a decrease of 35%.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1995 and the six months ended June 30, 1996 the Company generated $8.8 million and $4.1 million of earnings before interest, depreciation, amortization and income taxes, respectively. At June 30, 1996 the Company had a cash balance of $1.9 million of which $903,000 is in a special construction account for the development of a Spectrum Club in Santa Clarita, California. The remaining $1.0 million is available for general corporate purposes. The Company's net income for the six months ended June 30, 1996 reflects a net loss of $367,000 from the operations of HFA. The Company expects HFA to improve its operating performance in the third quarter, but to continue to operate at a loss and have its operations funded out of the Company's cash flow. Overall, the Company anticipates its cash balance on hand plus cash generated from operations will be adequate to fund the Company's current operating activities, debt service and developmental capital requirements, and recurring capital expenditures for the next twelve months.

      In March, 1996, the Company refinanced The Sports Club/LA property, which had an outstanding promissory note in the amount of $22.1 million at December 31, 1995, bearing interest at 10%, secured by the land, building and equipment of The Sports Club/LA. This note required a balloon payment of approximately $22.0 million on December 31, 1996. The new $23.0 million loan bears interest at a fixed interest rate of 10.63%. The Company is required to make monthly principal and interest payments of $256,421, compared with monthly payments of $264,163 under the old note. The note matures in March 2003 but, if certain conditions exist, the Company may extend the term of the note by an additional five years. All assets of The Sports Club/LA have been pledged to secure this loan.

      In connection with the acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year is less than approximately $2.9 million. The Company anticipates collecting approximately $700,000 related to the 1995 shortfall.

      The Company is the manager and holds a 40% general partnership interest in the partnership operating the Reebok Sports Club/NY. An affiliate of Reebok owns a 40% general partnership interest and the remaining 20% limited partnership interest is owned by Millennium Partners, an affiliate of the landlord of the building in which the Reebok Sports Club/NY is located. The initial capital contribution of the partners' and the proceeds from a $4.0 million lease financing facility have been expended on the development of the Club. In December 1995, the partners made additional contributions of $3.0 million, with the Company's contribution being $1.5 million in the form of a note receivable from the partnership. As of June 30, 1996, the Company has a receivable of $908,000 from the partnership for accrued management fees. The Reebok Sports Club/NY achieved a positive cash flow in September 1995, and is expected to continue to improve its operating results as membership levels increase. The cash flows of the partnership will first be used to satisfy the principal and interest requirements of the lease financing facility. Additional cash flows will then be used to first concurrently repay the Company's $1.5 million loan and a similar $1.5 million loan from Reebok. Next, the partnership agreement calls for a $3.0 million annual priority distribution to the limited partner and the return of various capital contributions with interest to the partners. After a one time distribution of $2.5 million (to be split equally between Reebok and the Company), the Company would be entitled to a 40% interest in future cash distributions.

      The Company is eligible to receive a priority distribution of up to $250,000 per month from the operating profits of the Sports Connections which are managed by Bally's. The Company did not record any earnings from the Sports Connections in the six months ended June 30, 1996, and no cash was paid to the Company. The Company cannot predict the amount of any such earnings or if any portion thereof will be distributed to the Company. In the event the Sports Connections experience cash shortfalls, the Company is required to contribute 50% to certain operating expenses including lease payments, salaries and benefits (but not Bally's overhead expenses). The Sports Connections currently have a $500,000 working capital reserve which would first be available to support any such cash shortfalls.

      The Company's long term capital needs are to provide funds for the retirement of existing long term debt and to secure funds for the acquisition of existing clubs and development of new clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the acquisition and development of new clubs. The Company has also had discussions with several banking institutions regarding the possibility of securing a revolving credit facility which could be used for the acquisition of existing or development of new clubs, or for working capital purposes. In the first quarter of 1996, the Company began development of the 52,000 square foot Spectrum Club in Santa Clarita, California. The Company will own and manage the club operations in a facility which will be leased from The Newhall Land and Farming Company. The Company will be required to advance approximately $1.3 million for the construction in 1996 and an additional $900,000 in 1997. Through June 30, 1996, $1.0 million has been paid into a special construction escrow account. The Company anticipates that it will be able to fund the remaining portion of this development from operating cash flows. In August 1996, the Company announced plans to develop a Sports Club in Houston, Texas. The Company's portion of this development is estimated to be $3.6 million and will be funded starting in 1997. The proposed revolving credit facility would be utilized to finance the Company's portion of this development.

      Other than as described above and for normal replacement of fitness equipment and remodeling of clubs, the Company has no commitments for capital expenditures. Equipment has generally been available under capital lease arrangements. In 1995, the Company invested approximately 1.9 million in capital expenditures. In the six months ended June 30, 1996, capital expenditures were $809,000. The

Company is currently seeking an additional $500,000 lease facility to be used to finance 1996 capital expenditures. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing clubs will require expenditures above this level.

FORWARD LOOKING STATEMENTS

      The foregoing discussion contains forward-looking statements relating to the future operations of the Company, including The Reebok Sports Club/NY and HFA, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements which are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from projected results as a result of unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.

RECENT DEVELOPMENTS

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("Statement No. 121"), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company's policy is to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to its estimated fair market value. The Company adopted the provisions of Statement No. 121 effective January 1, 1996. Management believes that Statement No. 121 will not have a material impact on the consolidated financial statements.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has adopted Statement No. 123 in 1996 and will continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations other than the inclusion of the pro forma disclosures.

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  The Company is currently involved in a dispute with the landlord of the facility previously used for the Spectrum Club/Century City. The landlord has claimed that the Company owes approximately $800,000 in past due rent as of December 31, 1995. The Company denies it owes any past due rent, due to the landlord's breach of several provisions of the lease. Thus, the Company believes that it has the right to terminate the lease and abandon the property.

                  The Company has filed suit against the landlord seeking a judicial declaration that the landlord's breach of the lease has relieved the Company of the obligation to pay the alleged past due rent. Alternately, the Company seeks to recover damages resulting from the landlord's breach. The landlord has countersued the Company for the past due rent. On July 15, 1995, the Company closed the Spectrum Club/Century City.

                  The Company believes that the closure of the Club and the resolution of this matter will not have a material adverse impact on its operations or financial position. However, there can be no assurance that the landlord will not prevail in its claim for past and future rent from the Company.

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




                                       THE SPORTS CLUB COMPANY, INC.


Date: August 9, 1996                   by  /s/ David Michael Talla
                                           -----------------------------------
                                           David Michael Talla
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




Date: August 9, 1996                   by  /s/ Timothy M. O'Brien
                                           -----------------------------------
                                           Timothy M. O'Brien
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)