Form 10-Q
period 1996-09-30
SPORTS CLUB CO INC
filed 1996-11-13
CIK 924373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE  QUARTER ENDED SEPTEMBER 30, 1996
                           COMMISSION FILE # 1-13290


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


                           Yes          X         No
                                    --------         --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                                           Shares
                                                                                       Outstanding at
                                           Class                                     November 12, 1996
                                           -----                                     -----------------
                               Common stock, $.01 par value                              11,355,000

                         THE SPORTS CLUB COMPANY, INC.

                                     INDEX


PART I.           FINANCIAL INFORMATION                                                                       PAGE

   ITEM 1.        FINANCIAL STATEMENTS  (UNAUDITED)

                  Condensed Consolidated Balance Sheets -                                                       3
                   December 31, 1995 and September 30, 1996

                  Condensed Consolidated Statements of Operations -                                             4
                   Three and Nine Months ended September 30, 1995 and 1996

                  Condensed Consolidated Statements of Cash Flows -                                             5
                   Nine Months ended September 30, 1995 and 1996

                  Notes to Condensed Consolidated Financial Statements                                          6


   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   10
                  OPERATIONS


PART II.          OTHER INFORMATION                                                                            14


SIGNATURES                                                                                                     16

                         THE SPORTS CLUB COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                       December 31,  September 30,
                                                ASSETS                                     1995         1996
                                                                                       ------------  -------------
Current assets:
  Cash and cash equivalents                                                               $1,545         $2,878
  Accounts receivable, net of allowance for doubtful accounts
    of $39 and $36 at December 31, 1995 and September 30, 1996                             1,323            530
  Inventories                                                                                401            226
  Other current assets                                                                       370            225
  Due from affiliates                                                                      3,508          3,447
                                                                                         -------        -------
       Total current assets                                                                7,147          7,306

Property and equipment, at cost, net of accumulated depreciation and
  amortization of $2,750 and $4,201 at December 31, 1995 and September 30, 1996           59,956         60,086
Equity interest in unconsolidated subsidiaries                                             4,478          4,349
Costs in excess of net assets acquired, less accumulated amortization
  of $215 and $583 at December 31, 1995 and September 30, 1996                            10,136         10,140
Other assets, at cost, net                                                                 1,389          1,339
                                                                                         -------        -------
                                                                                         $83,106        $83,220
                                                                                         =======        =======
                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and capitalized
     lease obligations                                                                    $1,890         $2,040
  Accounts payable                                                                         2,021            900
  Accrued liabilities                                                                      2,165          2,689
  Deferred membership revenues                                                             4,742          4,038
                                                                                         -------        -------
       Total current liabilities                                                          10,818          9,667

Notes payable and capitalized lease obligations,
  less current installments                                                               31,023         30,735
Deferred lease obligations                                                                   691            910
Minority interest                                                                            600            600
                                                                                         -------        -------
  Total liabilities                                                                       43,132         41,912

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
       no shares issued or outstanding                                                         -              -
  Common stock, $.01 par value, 40,000,000 shares authorized;
       11,355,000 shares issued and outstanding
       at December 31, 1995 and September 30, 1996                                           114            114
  Additional paid-in capital                                                              37,044         37,044
  Retained earnings                                                                        2,816          4,150
                                                                                         -------        -------
       Total shareholders' equity                                                         39,974         41,308
                                                                                         -------        -------
                                                                                         $83,106        $83,220
                                                                                         =======        =======

          See accompanying notes to condensed consolidated financial statements.

                         THE SPORTS CLUB COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                 ----------------      ------------------
                                                                  1995      1996         1995       1996
                                                                 ------    ------      -------    -------
Revenues                                                         $9,096    $9,390      $27,040    $28,062

Operating expenses:
 Direct                                                           5,912     5,811       17,282     17,624
 Selling, general and administrative                              1,522     1,550        3,849      4,541
 Depreciation and amortization                                      852       649        2,062      1,869
                                                                 ------    ------      -------    -------
      Total operating expenses                                    8,286     8,010       23,193     24,034
                                                                 ------    ------      -------    -------
           Income from operations                                   810     1,380        3,847      4,028

Other income (expense):
 Interest                                                          (647)     (693)      (1,981)    (2,056)
 Minority interests                                                 (37)      (37)        (112)      (112)
 Equity interest in net income of unconsolidated subsidiaries        84       151          715        401
                                                                 ------    ------      -------    -------
           Income before income taxes                               210       801        2,469      2,261

Provision for income taxes                                           86       329        1,012        927
                                                                 ------    ------      -------    -------
           Net income                                              $124      $472       $1,457     $1,334
                                                                 ======    ======      =======    =======
Net income per share                                              $0.01     $0.04        $0.13      $0.12
                                                                 ======    ======      =======    =======

Weighted average number of common shares outstanding             11,353    11,355       11,352     11,355
                                                                 ======    ======      =======    =======


     See accompanying notes to condensed consolidated financial statements

                         THE SPORTS CLUB COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                     ------------------
                                                                                       1995       1996
                                                                                     -------    -------
Cash flows from operating activities:
  Net income                                                                          $1,457     $1,334
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                   2,062      1,869
       Equity interest in net income of unconsolidated subsidiaries                     (715)      (401)
       Stock issued as directors' fees                                                    21          0
       Accrued management fees                                                          (335)      (620)
       Equity interest distributions from unconsolidated subsidiaries                    320        530
       (Increase) decrease in:
            Accounts receivable, net                                                     669        793
            Inventories                                                                   43        175
            Other current assets                                                         (26)       112
       Increase (decrease) in:
            Accounts payable                                                             861     (1,121)
            Accrued liabilities                                                         (780)       524
            Deferred membership revenues                                                (699)      (704)
            Deferred lease obligations                                                   135        219
                                                                                      ------    -------
                 Net cash provided by operating activities                             3,013      2,710

Cash flows from investing activities:
  Capital expenditures                                                                (1,647)    (1,579)
  Purchase of other assets                                                            (1,569)      (346)
  (Increase) decrease in due from affiliates                                          (2,005)       681
                                                                                      ------    -------
                 Net cash used for investing activities                               (5,221)    (1,244)

Cash flows from financing activities:
  Proceeds from notes payable and capital lease obligations                              531     23,029
  Repayments of notes payable and capital lease obligations                           (1,594)   (23,162)
                                                                                      ------    -------
                 Net cash used for financing activities                               (1,063)      (133)
                                                                                      ------    -------
                 Net increase (decrease) in cash and cash equivalents                 (3,271)     1,333
Cash and cash equivalents at beginning of period                                       5,042      1,545
                                                                                      ------    -------
Cash and cash equivalents at end of period                                            $1,771     $2,878
                                                                                      ======    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                              $2,347     $2,285
                                                                                      ======    =======
  Cash paid for income taxes                                                          $1,473       $571
                                                                                      ======    =======

     See accompanying notes to condensed consolidated financial statements

                         THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996


1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim period set forth herein. All such adjustments are of a normal and recurring nature. The results for the nine month period ended September 30, 1996, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996. Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARIES

         Equity interest in unconsolidated subsidiaries consists of a 40% interest in the Reebok-Sports Club/NY and a 46.1% interest in a Spectrum Club located in Manhattan Beach, California and an interest in The Sports Connections included in a joint venture agreement with Bally's Health & Tennis Corporation ("Bally's"). In November 1996, the Company sold its interest in certain Sports Connections to Fitness Holdings, Inc. d/b/a 24 Hour Fitness. The Company received approximately $3,750,000 in cash proceeds from the sale and will incur an estimated net loss of $300,000 on the transaction in the fourth quarter.

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

Summary financial information of the Reebok-Sports Club/NY and the Spectrum Club/Manhattan Beach is as follows:

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                    1995              1996
                                                                    ----              ----
                                                                   (Amounts in thousands)
                       Revenues...............................    $ 14,750           $15,649
                       Net income (loss)..................          (1,178)              748

                                                                  December 31,    September 30,
                                                                      1995             1996
                                                                      ----             ----
                                                                    (Amounts in thousands)

                       Current assets........................     $  1,214           $ 1,580
                       Non-current assets.................          15,223            14,765
                                                                    ------            ------
                         Total assets..........................   $ 16,437           $16,345
                                                                   =======           =======

                       Current liabilities..................      $  6,240           $ 6,698
                       Non-current liabilities...........            7,302             6,954
                                                                  --------           -------
                         Total liabilities....................      13,542            13,652
                       Partners' capital....................         2,895             2,693
                                                                  --------           -------
                                                                  $ 16,437           $16,345
                                                                  ========           =======

3. RELATED PARTY TRANSACTIONS

          Due from affiliates are summarized as follows:

                                                                                                  December 31,        September 30,
                                                                                                      1995                1996
                                                                                                      ----                ----
                                                                                                       (Amounts in thousands)
                       Note receivable from the Company's CEO, including interest at
                       5.3%, due on April 3, 1997.  Secured by a pledge of
                       384,000 shares of the Company's common stock..........................      $      631           $    616

                       Note receivable from the Reebok-Sports Club/NY, interest
                       at 10% payable quarterly; principal repayable as net cash flow
                       of the partnership is available ......................................           1,500              1,500

                       Accrued management fees from the Reebok-Sports Club/NY,
                       interest at 10%, payable as net cash flow of the partnership
                       is available .........................................................             502              1,134

                       Advances to unconsolidated subsidiaries made in the normal course of
                       business, payable on demand...........................................             875                197
                                                                                                   ----------           --------

                                                                                                   $    3,508           $  3,447
                                                                                                   ==========           ========

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

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         Notes payable and capitalized lease obligations are summarized as follows:

                                                                   December 31,   September 30,
                                                                      1995             1996
                                                                      ----             ----
                                                                      (Amounts in thousands)
     The Sports Club/LA note  . . . . . . . . . .                   $ 22,104         $ 22,728

     The Sports Club/Irvine note  . . . . . . . .                      5,500            5,500

     The Spectrum Club/Agoura Hills note  . . . .                      2,550

     Secured bank notes . . . . . . . . . . . . .                        629              336
     Capitalized lease obligations  . . . . . . .                      1,494            1,135

     Other notes payable  . . . . . . . . . . . .                        636              526
                                                                    --------         --------
                                                                      32,913           32,775

     Less current installments  . . . . . . . . .                      1,890            2,040
                                                                    --------         --------
                                                                    $ 31,023         $ 30,735
                                                                    ========         ========



         The Reebok-Sports Club/NY has a loan outstanding to finance personal property. The Company is a guarantor of this financing. As of September 30, 1996, the unpaid principal outstanding was $3,400,000.


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

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company adopted Statement No. 123 in 1996 and will continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations other than the inclusion of the pro forma disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company's consolidated financial statements reflect the operations of The Sports Clubs, The Spectrum Clubs and HealthFitness Organization of America, Inc. ("HFA") which was acquired on November 30, 1995. The Reebok Sports Club/NY, which was opened in April 1995, and the Spectrum Club/Manhattan Beach are accounted for under the equity method of accounting.

      The comparability of the Company's operating results, financial condition and capital requirements is impacted by the number of clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

      Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

      Revenues for the three months ended September 30, 1996 were $9.4 million, compared to $9.1 million in 1995, an increase of $300,000 or 3.2%. The increase resulted from additional membership dues as well as increased ancillary revenues.

      Direct operating expenses decreased to $5.8 million in the three months ended September 30, 1996 versus $5.9 million in 1995. The decrease was due to club operating expenses decreasing $210,000 while operating expenses of HFA, acquired in the fourth quarter of 1995, were $109,000. Direct operating expenses as a percentage of revenues decreased to 61.9% in 1996 compared to 65.0% in 1995 due to the decrease of direct club expenses along with an increase in revenues.

      Selling, general and administrative expenses were $1.5 million in the three months ended September 30, 1996 versus $1.5 million in 1995. Additional costs associated with HFA were offset by other administrative cost reductions.

      Depreciation and amortization expenses were $649,000 in the three months ended September 30, 1996 versus $852,000 in 1995. The 1995 depreciation expense included a special charge of $175,000 due to the closure of the Spectrum Club/Century City and the write off of certain assets. Interest expense was $693,000 in the three months ended September 30, 1996 versus $647,000 in 1995.

      Equity interest in net income of unconsolidated subsidiaries was $151,000 in the three months ended September 30, 1996 versus $84,000 in 1995. The Company did not record any income from Reebok Sports Club/NY or the Sports Connections for the three months ended September 30, 1996 or September 30, 1995. The 1995 and 1996 amounts are associated with the Spectrum
Club/Manhattan Beach's operations.

      The Company's net income before income taxes was $801,000 for the three months ended September 30, 1996 versus $210,000 in 1995. The results for 1996 include a pre-tax loss of $291,000 from the operations of HFA. The results for 1995 include a pre-tax charges of $375,000 related to the Company's closure of the Spectrum Club/Century City. The Company's estimated income tax rate has remained at 41%, resulting in a net income of $472,000 for the three months ended September 30, 1996 versus net income of $124,000 in 1995.

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

      Revenues for the nine months ended September 30, 1996 were $28.1 million, compared to $27.0 million in 1995, an increase of $1.1 million or 3.8 %. The increase resulted from additional membership dues as well as increased ancillary revenues. Additionally, revenues increased by $229,000 as a result of greater management fees earned from the Reebok Sports Club/NY, which opened in April 1995, and revenues of $287,000 from the operations of HFA.

      Direct operating expenses increased to $17.6 million in the nine months ended September 30, 1996 versus $17.3 million in 1995. HFA was responsible for an increase of direct costs of $329,000 while the club operating expenses remained virtually the same. Direct operating expenses as a percentage of revenues decreased to 62.8% in 1996 compared to 63.9% in 1995. Direct operating costs without those costs associated with HFA were 62.0% of revenue for the nine months ended September 30, 1996.

      Selling, general and administrative expenses were $4.5 million in the nine months ended September 30, 1996 versus $3.8 million in 1995. Over 72% of the increase in expense was incurred as a result of the operations of HFA. There were no comparable costs for HFA in 1995.

      Depreciation and amortization expenses were $1.9 million in the nine months ended September 30, 1996 versus $2.1 million in 1995. Interest expense was $2.1 million in the nine months ended September 30, 1996 versus $2.0 million in 1995.

      Equity interest in net income of unconsolidated subsidiaries was $401,000 in the nine months ended September 30, 1996 versus $715,000 in 1995. The Company did not record any income from the Sports Connections for the nine months ended September 30, 1996 versus $437,000 in 1995. The 1996 amounts and $278,000 in 1995 is associated with the Spectrum Club/Manhattan Beach's operations.

      The Company's net income before income taxes was $2.3 million for the nine months ended September 30, 1996 verses $2.5 million in 1995. The results for 1996 include pre-tax loss of $914,000 from the operations of HFA. 1995 results include $437,000 of pre-tax income from the Sports Connections and a $375,000 pre-tax loss on the closure of The Century City Spectrum. The Company's estimated income tax rate has remained at 41%, resulting in a net income of $1.3 million for the nine months ended September 30, 1996 versus net income of $1.5 million in 1995, a decrease of 8.4%.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1995 and the nine months ended September 30, 1996 the Company generated $8.8 million and $6.2 million of earnings before interest, depreciation, amortization and income taxes, respectively. At September 30, 1996 the Company had a cash balance of $2.9 million of which $929,000 is in a special construction account for the development of a Spectrum Club in Valencia, California. The remaining $2.0 million is available for general corporate purposes. The Company anticipates its cash balance on hand plus cash generated from operations will be adequate to fund the Company's current operating activities, debt service, developmental capital requirements, and recurring capital expenditures for the next twelve months.

      In March, 1996, the Company refinanced The Sports Club/LA property, which had an outstanding promissory note in the amount of $22.1 million. The new $23.0 million loan bears interest at a fixed interest rate of 10.63%. The Company is required to make monthly principal and interest payments of $256,000, compared with monthly payments of $264,000 under the old note. The note matures in March 2003 but, if certain conditions exist, the Company may extend the term of the note by an additional five years. All assets of The Sports Club/LA have been pledged to secure this loan. This note replaces a note with interest at 10%, secured by the land, building and equipment of The Sports Club/LA. This old note required a balloon payment of approximately $22.0 million on December 31, 1996.

      In connection with the acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year is less than approximately $2.9 million. The Company collected $687,000 related to the 1995 shortfall in the third quarter of 1996.

      The Company is the manager and holds a 40% general partnership interest in the partnership operating the Reebok Sports Club/NY. An affiliate of Reebok owns a 40% general partnership interest and the remaining 20% limited partnership interest is owned by Millennium Partners, an affiliate of the landlord of the building in which the Reebok Sports Club/NY is located. As of September 30, 1996, the Company has a receivable of $1.1 million from the partnership for accrued management fees and a note receivable in the amount of $1.5 million as part of a $3.0 million partner loan used to complete development of the club. The Reebok Sports Club/NY achieved a positive cash flow in September 1995, and has continued to improve its operating results as membership levels increase. The cash flows of the partnership will first be used to satisfy the principal and interest requirements of the lease financing facility. Additional cash flows will then be used to first concurrently repay the Company's $1.5 million loan and a similar $1.5 million loan from Reebok. Next, the partnership agreement calls for a $3.0 million annual priority distribution to the limited partner and the return of various capital contributions with interest to the partners. After a one time distribution of $2.5 million (to be split equally between Reebok and the Company), the Company would be entitled to a 40% interest in future cash distributions.

      The Company sold its interest in certain Sports Connection Clubs to Fitness Holding, Inc. d/b/a 24 Hour Fitness in November, 1996. The Company received cash proceeds of approximately $3.7 million and the sale converts non-earning assets into cash which can be used for expansion opportunities and other corporate purposes.

      The Company's long term capital needs are to provide funds for the retirement of existing long-term debt and to secure funds for the acquisition of existing clubs and development of new clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the acquisition and development of new clubs. The Company has agreed upon the principal terms of a $5.0 million credit facility with Sumitomo Bank of California which is subject to the completion of mutually acceptable terms and loan documentation which is expected to be finalized in November, 1996. Borrowing under the credit facility will fluctuate at a rate of LIBOR plus 2.75%. The credit facility will be available to provide funds for the acquisition and development of new clubs and for general corporate purposes. In the first quarter of 1996, the Company began development of the 52,000 square foot Spectrum Club in Valencia, California. The Company will own and manage the club operations in a facility which will be leased from The Newhall Land and Farming Company. Through September 30, 1996, $1.5 million has been paid into a special construction escrow account. The Company anticipates that it will be able to fund the remaining portion of this development, estimated to be approximately $350,000, from operating cash flows. In August 1996, the Company announced plans to develop a Sports Club in Houston, Texas. The Company's portion of this development is estimated to be $3.6 million and will be funded starting in 1997. Operating cash flow along with the proposed revolving credit facility would be utilized to finance the Company's portion of this development.

      Other than as described above and for normal replacement of fitness equipment and remodeling of clubs, the Company has no commitments for capital expenditures. Equipment has generally been available under capital lease arrangements. In 1995, the Company invested approximately $1.9 million in capital expenditures of which $1.0 million was financed under capital lease agreements. In the nine months ended September 30, 1996, capital expenditures, other than those related to new club development, were $940,000. The Company has secured an additional $500,000 lease facility to be used to finance capital expenditures over the next twelve months. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing clubs will require expenditures above this level.

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

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company adopted Statement No. 123 in 1996 and will continue to measure compensation cost under APBO No. 25, and comply with the pro forma disclosure requirements. Statement No. 123 will have no impact on the Company's consolidated financial position or results of operations other than the inclusion of the pro forma disclosures.

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                 The Company is currently involved in a dispute with the landlord of the facility previously used for the Spectrum Club/Century City. The landlord has claimed that the Company owes approximately $800,000 in past due rents as of December 31, 1995. Under the terms of the lease, the current monthly Club charges would be approximately $39,000. The Company denies it owes any past due rent, due to the landlord's breach of several provisions of the lease. Thus, the Company believes that it has the right to terminate the lease and abandon the property.

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

                 On October 10, 1996, the trial court granted the Landlord's demurrer to the Company's First Amended Complaint without leave to amend. The trial court concluded that, as a matter of law, the Landlord has no responsibility for the breaches of lease alleged by the Company.

                 Because the claims alleged by the Company in the First Amended Complaint constitute a major aspect of the Company's defense to the Landlord's Cross-Complaint for rent, the Company will request that a Writ of Mandate be issued by the Court of Appeal, compelling the trial court to vacate and set aside its ruling on the Landlord's demurrer and ordering the Landlord to respond to the Company's First Amended Complaint.

                 The Company intends to vigorously pursue its claim and its defense of the Landlord's Cross-Complaint; however, there can be no assurance that the Company will prevail in this litigation, and a judgment in the Landlord's favor could have a material adverse effect on the Company.

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




                                       THE SPORTS CLUB COMPANY, INC.


Date: November 12, 1996                by /s/ David Michael Talla
                                         ---------------------------------
                                         David Michael Talla
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




Date: November 12, 1996                by /s/ Timothy M. O'Brien
                                         ---------------------------------
                                         Timothy M. O'Brien
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)