Form 10-K405
period 1996-12-31
SPORTS CLUB CO INC
filed 1997-03-31
CIK 924373

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996. (Fee Required)
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from _______to_______.

COMMISSION FILE NUMBER: 1-13290

                         THE SPORTS CLUB COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                           95-4479735
  (State or other jurisdiction of incorporation or       (I.R.S. Employer
   organization)                                       Identification No.)


11100 Santa Monica Blvd., Suite 300
      Los Angeles, California                                 90025
(Address of registrant's principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code)      (310) 479-5200




 Securities registered pursuant to             Name of each exchange on
 Section 12(b) of the Act:                        which registered

        Title of each class

            None                                          None


Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
                          common stock $.01 par value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]_No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997 was $25,570,170.

The number of shares of the common stock, par value $ .01 per share, outstanding (the only class of common stock of the registrant outstanding) was 11,358,000 on March 14, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

ITEM 1. BUSINESS

General

      The Sports Club Company, Inc. (the "Company") which is recognized as a leading developer and operator of sports and fitness clubs, operates sports and fitness clubs ("Clubs") under the names the "Sports Club," and the "Spectrum Club". The Company was incorporated in 1994 and acquired the Spectrum Clubs and Sports Connections from a group of affiliated entities (the "Predecessors") controlled by the Company's Chairman of the Board and largest shareholder, D. Michael Talla. The Sports Club/LA and The Sports Club/Irvine were acquired in October 1994. The Company has entered into an agreement to acquire an additional interest in this Club. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The Reebok Sports Club/NY, in which the Company currently owns a 50.1% interest, was opened in April 1995. The Company owns interests in eight Clubs, three of which are Sports Clubs, and five of which are Spectrum Clubs. Seven of the Clubs are located in Southern California with the remaining club, the Reebok Sports Club/NY, located in New York City. As of February 28, 1997, there were 45,684 members of the Sports Clubs and the Spectrum Clubs. The Company has two clubs under development in Valencia, California and Houston, Texas.

      The two types of Clubs operated by the Company are differentiated primarily by the level of amenities and services provided, diversity of facilities available and fees charged for services. The Sports Clubs have been developed as "urban country clubs" offering a full range of services and amenities, and are marketed primarily to affluent, health conscious individuals. The Spectrum Clubs are designed as smaller-scale Sports Clubs. The marketing focus of the Spectrum Clubs is directed primarily to professionals and the range of services and fitness options offered at these Clubs is more limited than at the Sports Clubs.

      The following table sets forth, as of February 28, 1997, the name, address, square footage, opening or acquisition date, and percentage ownership of each of the Clubs:

                                                                  APPROXIMATE             YEAR OPENED ("O")      PERCENT OWNED
                                 NAME AND ADDRESS                 SQUARE FEET            OR ACQUIRED ("A")         BY COMPANY
                                 ----------------                 -----------           -------------------      --------------
               THE SPORTS CLUBS

                    The Sports Club/Irvine  . . . . . . . . .     130,000                 1994 A                  100%
                       1980 Main Street
                       Irvine, CA 92714

                    The Sports Club/LA  . . . . . . . . . . .     100,000                 1994 A                  100% (1)
                       1835 Sepulveda Blvd.
                       Los Angeles, CA 90025

                    Reebok Sports Club/NY . . . . . . . . . .     140,000                 1995 O                  50.1% (2)
                       160 Columbus Ave.
                       New York, NY 10023

               SPECTRUM CLUBS

                    Spectrum Club/Manhattan Beach . . . . . .      65,300                 1987 O                   46.1 %
                       2250 Park Place
                       El Segundo, CA 90245

                    Spectrum Club/Howard Hughes Center  . . .      36,000                 1994 A                   100%
                       6833 Park Terrace
                       Los Angeles, CA 90045

                    Spectrum Club/Santa Monica  . . . . . . .      30,000                 1991 A                   100%
                       1815 Centinela Avenue
                       Santa Monica CA 90404


                                                                  APPROXIMATE             YEAR OPENED ("O")      PERCENT OWNED
                                 NAME AND ADDRESS                 SQUARE FEET            OR ACQUIRED ("A")         BY COMPANY
                                 ----------------                 -----------           -------------------      --------------
                    Spectrum Club/Agoura Hills  . . . . . . .      30,000                 1994   A                 100%
                       5115 N. Clareton Drive
                       Agoura Hills, CA 91301

                    Spectrum Club/Water Garden  . . . . . . .      18,600                 1993   O                 100%
                       2425 W. Olympic Blvd.
                       Santa Monica, CA 90404

                    Spectrum Club/Valencia  . . . . . . . . .      57,000                 1997  (3)                100%
                       24525 Town Center Drive
                       Valencia, CA  91355

______________

(1) D. Michael Talla, the Company's Chairman and CEO has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA. See "Item 13-Certain Relationships and Transactions."

(2) The Company's 50.1% partnership interest is subject to the payment of certain priority distributions and return of capital contributions to other partners. The Company has entered into an agreement to acquire certain of these interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

(3)   The Spectrum Club/Valencia is scheduled to open in the summer of 1997.

STRATEGY

      The Company's strategy is to expand its business to meet the public's demand for facilities offering a wide variety of sports, fitness and social activities. The Company's objectives include the development, and in select cases, the acquisition of multi-amenity facilities complementary to the existing Sports Clubs and Spectrum Clubs and to develop and implement new programs at existing Clubs to maintain and expand membership. While certain large-scale operators have entered the field, the Company believes that the sports and fitness club industry remains highly fragmented, with a predominance of smaller owner/operators at the lower end of the market. Consequently, the Company believes that significant opportunities exist for the Company to operate multi-amenity sports and fitness clubs at the higher end of the market under both the Sports Club and Spectrum Club names and concepts.

      Initially, the Company intends to expand further the Sports Club operations and concept through development in selected metropolitan areas where a sufficient potential membership base exists to support a large facility. To expand further the Spectrum Club operations and concept, the Company expects to develop and acquire suitable facilities located in or adjacent to metropolitan areas either near a Sports Club or in areas where the potential membership base will not support a Sports Club facility. The Company intends to develop and acquire Sports Clubs and Spectrum Clubs at locations both within and outside of California. The primary difference between these two types of Clubs is that the Sports Clubs are significantly larger and, consequently, are feasible only in those metropolitan centers where there exists a sufficient number of potential members to support them.

         The Company is currently developing a Sports Club in Houston, Texas and is currently negotiating for Sports Club sites in Washington D.C. and San Francisco, California. The Company has also signed a letter agreement with WPI.KOLL Asia Pacific Advisors which provides the Company a right of first refusal to operate Sports Clubs in MegaMalls being developed in Japan by a consortium of major Japanese corporations.

 The Sports Clubs

      The Sports Clubs are large, multi-purpose facilities, offering members and their guests state of the art fitness equipment, modern programs, wellness protocols (exercise regimens designed for specific groups of members), extensive food and beverage selections, personal care and beauty options, social programs, child care and valet parking. The Sports Club/LA (approximately 100,000 square feet), was opened in 1987 and The Sports Club/Irvine (approximately 130,000 square feet) was opened in 1990. These Clubs were originally developed and operated by the Company's management, but between January 1992 and October 1994 were managed and controlled by a third party through a partnership in which the Predecessors had a non-controlling interest. The Reebok Sports Club/NY was developed in partnership with a subsidiary of Reebok International, Ltd. ("Reebok") and Millennium Partners ("Millennium") within a 140,000 square foot facility. Reebok and Millennium retain a direct interest in the partnership that owns the Reebok Sports Club/NY, which the Company developed, managed from inception and in which it owns a controlling 50.1% partnership interest. The Company has entered into an agreement to acquire an additional interest in this Club. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

      The Sports Club/LA. The Sports Club/LA opened in March 1987, in a 100,000 square-foot facility located in West Los Angeles, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Westwood and Century City. The Sports Club/LA offers fully equipped gyms, including a 9,500 square foot coed gym, a complete gym with equipment designed for women, a spinning room and an approximately 5,800 square foot cardio-vascular deck. These gyms feature state-of-the-art equipment including free weights, Nautilus, Flex, Gravitron, Cybex, Keiser, Trackmaster, Icarian, Lifecycle, Heartmate, Versaclimber, Stairmaster, Spinning and Nordic Track equipment. Personal trainers are available to develop and maintain members' exercise routines. The Sports Club/LA has two 2,500 square-foot aerobics/exercise rooms featuring classes throughout the day and evening, seven days a week, including aerobics, dance, Step Reebok, yoga and karate.

      Competitive sports may be played on two racquetball courts, two squash courts, five outdoor paddle tennis courts and a full court basketball court (which can be converted into a volleyball court). Additionally, there is a 25-meter indoor pool and a net-enclosed golf swing area on the roof deck. Sports instructors provide lessons in racquet sports, golf and swimming.

      Men's and women's locker rooms feature wood lockers and include complete spa areas with steam rooms, saunas, jacuzzis and professional massage. The Sports Club/LA also includes a sundeck, restaurant, sports bar, private dining/conference room, a sports media center and a press conference area. A full-time Activities Director is responsible for social and media events for members, including organizing trips, lectures and charity events. The Sports Club/LA also has a pro shop, hair salon, spa and childcare services.

      A wholly owned subsidiary of the Company, HealthFitness Organization of America, Inc. ("HFA") operates a facility staffed by physicians, exercise physiologists, physical therapists and nutritionists who provide services to members of The Sports Club/LA and others. The medical doctors are employed by SCC Medical Group, Inc. which pays a management fee to HFA. The Company believes that HFA provides valuable services which are complementary to the other services provided by The Sports Club/LA.

      The Sports Club/Irvine. The Sports Club/Irvine opened in February 1990, in a 130,000 square foot facility located on a 1.46-acre site near Newport Beach in Orange County, California. The Club offers 26,700 square feet of fully equipped gyms consisting of a 14,000 square foot coed gym and a complete gym with equipment designed for women; a 5,000 square foot cardiovascular deck; basketball and volleyball courts; a rooftop running track; three racquetball courts; four squash courts; and two outdoor paddle tennis courts. The volleyball/basketball gymnasium is 9,600 square feet and can accommodate either two full court basketball games, or a basketball and volleyball game simultaneously. There is also an outdoor roof-top basketball court, and two sand volleyball courts on adjacent property leased on a month-to-month basis. Like The Sports Club/LA, The Sports Club/Irvine makes available to its members and guests state of the art weight and exercise equipment and a variety of aerobic and exercise classes held throughout the day, in addition to a 25-yard indoor-outdoor pool, sundeck, social area and a roof deck featuring a net-enclosed golf swing area.

      Men's and women's locker rooms include complete spa areas with steam rooms, saunas and jacuzzis. Food and beverage facilities include private dining rooms and conference facilities, a gourmet grill restaurant and sports bar, a sidewalk cafe and a poolside juice bar. Massages, facials and spa treatments are available at Oasis Body Salon, which is owned and operated by the Company. In addition, the Club affords members the opportunity to work with personal trainers and sports instructors, and to avail themselves of numerous exercise and dance classes, a beauty salon and childcare services. A full-time Activities Director plans social and cultural functions, while a full-time Sports Coordinator organizes sports tournaments, leagues and classes. As is the case with The Sports Club/LA, HFA operates a facility within The Sports Club/Irvine.

      Reebok Sports Club/NY. The Reebok Sports Club/NY opened in April 1995, in a 140,000 square-foot facility, offering, among other recreational and fitness options, 13,000 square feet of weight training gyms, a 5,000 square foot cardiovascular center, two exercise class rooms, two basketball courts, a rooftop roller-blading and running track, a 45-foot rock climbing wall, a 25-yard Junior Olympic-size swimming pool, complete spa facilities, a circuit training center, volleyball, boxing, fencing, martial arts, gymnastics and badminton. In addition, the Reebok Sports Club/NY offers members a bistro-style open grill restaurant, a sidewalk cafe, a sun deck with juice bar, childcare, a body salon, children's sports programming, meeting and banquet rooms, shoe shine, dry cleaning and tailoring services. The Company is the manager of the Reebok Sports Club/NY pursuant to a management agreement (the "Management Agreement") with the Reebok-Sports Club/NY partnership (the "Partnership").
The Company has a controlling 50.1% partnership interest in the Partnership.

      The Company's agreements relating to the Reebok-Sports Club/NY prohibit the Company from engaging in pre-sale activities or opening a sports and fitness club in New York City or within a 10-mile radius of the Reebok Sports Club/NY Club which exceeds 30,000 square feet in size prior to June 1999. The agreements also prohibit the Company from selling from the Reebok Sports Club/NY any footwear, apparel, fitness equipment or other sporting goods manufactured by a competitor of Reebok, or associating with any health club facility affiliated with a competitor of Reebok through June 2002.

 The Spectrum Clubs

      The Company currently operates Spectrum Clubs in Manhattan Beach, Agoura Hills, at two locations in Santa Monica and in West Los Angeles at the Howard Hughes Center. The Company is currently constructing a 57,000 square foot Spectrum Club in Valencia, California, which is expected to open in the summer of 1997. While more limited in size and in terms of the social and recreational options offered, the Spectrum Clubs are generally housed in relatively large facilities containing modern equipment and offering members personalized training and instruction; there are, however, differences among the Spectrum Clubs in terms of their overall size, the age and aesthetic design of facilities and the types of exercise and work-out equipment available to members.

      The Spectrum Clubs, which are anywhere from 18,000 to 65,000 square feet, generally include full coed weight training rooms, computerized cardiovascular centers, aerobics and exercise classrooms (with classes held throughout the day and evening, seven days a week), locker rooms, private training, complete spa facilities, juice bars and towel service. Certain of the Spectrum Clubs also offer indoor swimming pools, childcare, pro shops, a basketball court, racquetball courts, physical therapy facilities, volleyball, martial arts, dance and children's and seniors' programs. All of the Spectrum Clubs other than the Spectrum Club/Manhattan Beach are wholly-owned and operated by the Company. The Company is the sole general partner and records, as its equity interest, 46.1% of the net income generated by the operation of the Spectrum Club/Manhattan Beach.

 The Sports Connections

      The Sports Connections, which are located in Santa Monica, West Hollywood, South Bay, Long Beach and Costa Mesa, were managed by Bally's S.C. Management, Inc., an indirect subsidiary of Bally's Health and Tennis Corporation ("Bally's") until November 1, 1996. On this date, the Santa Monica, West Hollywood, Long Beach and Costa Mesa locations were sold. The South Bay club was operated by Bally's for an additional 30 days at which time the club was closed and the management agreement between the Company and Bally's was terminated.

 HealthFitness Organization of America, Inc.

      On November 30, 1995, the Company acquired 100% of the common stock of HealthFitness Organization of America, Inc. ("HFA"). HFA operates facilities within The Sports Club/LA, The Sports Club/Irvine and The Spectrum Club/Agoura Hills and is staffed by physicians, exercise physiologists, physical therapists and nutritionists who provide services to members and others. The physicians are employed by SCC Medical Group, Inc. which pays a management fee to HFA. The Company believes that HFA provides valuable services which are complimentary to the other services provided by the Clubs, and is considering expanding the HFA concept to other clubs.

SALES AND MARKETING

 General

      The Company's marketing strategy is to continue to develop facilities that are consistent with an "urban country club" image and to develop and implement specific sports, fitness and social programs that are designed to attract a wider membership base without undermining that image. The Sports Clubs and the Spectrum Clubs both are marketed as multi-amenity facilities catering to affluent consumers, reflecting the Company's belief that prospective members are willing to pay higher fees for well-designed and equipped facilities offering personalized instruction and multiple fitness and workout options.

      Word-of-mouth referrals and endorsements by existing members are the Clubs' most important source of new members. In addition, both the Sports Clubs and the Spectrum Clubs utilize targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are print advertisements, with some use of direct mail. The print advertisements are supplemented by special events and special membership programs. The Sports Clubs and the Spectrum Clubs host corporate parties and charity benefits and often donate free or discounted memberships to charitable organizations. Because the Sports Club and the Spectrum Club names are widely recognized in Southern California, the Company has been able to rely, to a large extent, on their reputation and members' referrals. The Company believes that it will be able to continue to utilize these marketing strategies in the promotion of new Sports Clubs and Spectrum Clubs.

      The largest segment of the membership base for the Clubs consists of health-conscious individuals. The Company has targeted five other groups that it intends to pursue in order to expand that base: children and families, seniors, corporate members, medical referrals and people who do not exercise on a regular basis.

      The Company believes the children/family market has considerable potential, as younger members grow older, marry and have children, and as they seek recreational activities in which the entire family can participate. Similarly, the Company anticipates that as the current core membership group ages, it will modify exercise and workout options to meet this group's changing fitness needs and to attract additional members from this group. The corporate market is another source of new members, due to the proximity of the Clubs to business centers and the potential use by members of the Clubs to conduct business and to develop and maintain business contacts. The Company believes that it can also attract new members from the medical referral market through its HFA subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group. Finally, the Company believes that the image of the Clubs as multiple-amenity facilities, which offer members numerous social and less-rigorous exercise options, will help the Company attract prospective members who do not currently exercise regularly.

      Each of these groups require specialized exercise/fitness programs, and the Company has developed specific programs to attract members of these groups. For example, with respect to the family market, the Company has implemented "KidFit" and "TeenFit" programs which are targeted to children between the ages of 5 and 17, and involve both one-on-one private training and a six-week fitness training series. The Clubs' weight- training facilities are made available to children 13 and older at off-peak hours, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs maintain a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

      The Company maintains training and exercise protocol manuals for the senior market (which the Company generally defines as members who are over 60 years old) which include a description of exercise and fitness programs specifically designed for seniors. These manuals also contain discussions of the biological, psychological and medical aspects of aging and the benefits of regular exercise. The Company believes this market will expand as the "baby boomers" mature and the programs it has developed will adequately service this market segment.

      The Sports Clubs employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of the Sports Clubs. The Sports Clubs provide corporate group discounted initiation fees depending upon the number of new members involved. The Company believes corporations are favorably disposed to joining the Sports Clubs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

      The Company's "Shape Over" program is intended to attract those people who are out of shape but who are interested in resuming a regular exercise regimen. Prospective members are given a free, introductory fitness consultation with Club instructors, which covers nutritional and dietary suggestions, personalized fitness programs and home exercise plans. In addition, the Club has group aerobics classes that are specially designed for this target group.

 The Sports Clubs

      The "urban country club" image is essential to the Company's overall operating and marketing strategies. The three existing Clubs operating under the Sports Club name are marketed as limited membership, private clubs dedicated to personalized attention and multiple amenities and services. The Company believes that the image of these Clubs as leaders in the sports and fitness industry justifies its charging a premium for the added amenities that come with a membership in the Sports Clubs. Members include professionals, entertainment personalities and business people and the Company believes word-of-mouth advertising from these types of members has enhanced the reputation of the Sports Clubs.

      The Sports Club/LA experienced rapid market acceptance after its opening in March 1987 and reached a mature level of membership in 1990. As a result of its closure for earthquake repairs, the Club's membership level declined to approximately 7,600 members, but since reopening in September 1994 the
membership level has increased to 8,493 as of February 28, 1997.   The Sports
Club/Irvine, on the other hand, has yet to reach its target membership level of 9,000 members, which the Company believes is primarily attributable to competition from a similar multi- amenities health and fitness club located nearby. Thus, the Company's marketing focus at The Sports Club/Irvine is to increase membership levels. As of February 28, 1997, membership was 6,258 at The Sports Club/Irvine. The Reebok Sports Club/NY, which opened in April 1995, had 7,294 members at February 28, 1997. The Reebok Sports Club/NY membership has grown steadily and, at current growth rates, should near operating capacity in 1998.

 The Spectrum Clubs

      The Spectrum Clubs are marketed as scaled-down Sports Clubs having modern equipment, private training, experienced, highly-trained instructors, and aesthetically-pleasant surroundings. The Spectrum Clubs also emphasize personalized service and instruction and the creation of a "club" atmosphere in which members can relax and socialize.

      The cost of the Spectrum Club membership (both in terms of the initiation fee and monthly dues) is less than membership at the Sports Clubs and, within the Southern California market, the Company believes the Spectrum Clubs offer as many services and are as luxurious and aesthetically-pleasing as any other sports and fitness club with which they compete (other than the Sports Clubs and a few other large, multi- amenity health and fitness clubs). Because of their smaller size, the Spectrum Clubs can be developed and operated in locations where the potential membership base is not sufficiently large to support a club operating under the Sports Club name.

      The Company's marketing efforts at the older, more seasoned Clubs operating under the Spectrum Club name emphasize maintaining existing members, while the focus at the newer Spectrum Clubs is on maintaining existing members and attracting and maintaining additional members. The Company hopes to achieve its goals through periodic membership drives whereby referring members are entitled to receive special gifts and other incentives.

 Employee Training

      A key component of the Company's marketing strategy is a well-trained and knowledgeable staff. The Company has developed a comprehensive training program, which serves as an educational tool to enhance the effectiveness of Company personnel. All newly-hired employees are required to attend a three-hour orientation seminar, which is led by members of Company management and a personnel instructor. Topics include member service and member interaction skills, Company history and philosophy, and safety issues. These orientation seminars are held throughout the year.

      To aid in the development and continuing education of management employees, the Company offers a workshop entitled "Introduction to Club Management," for newly-hired management personnel and other employees demonstrating management skills. The workshop consists of five, three- hour seminars led by certain Company management and a full-time personnel instructor. The workshops are intended to educate participants in the areas of people and time management; hiring, developing, training and evaluating employees; sales and marketing strategies; and safety concerns. Topics are added periodically to reflect new management techniques or operating issues. These seminars are held six times a year or as needed for new employees, and the Company's management personnel are required to attend periodically to maintain their skills.

      The balance of the Company's employee seminars involves specifically-designed programs for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, aerobics teachers and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel within the applicable employee group is mandatory. The Company places particular emphasis on its sales/marketing training seminars, which are given once every two months by a personnel instructor and in which all new membership directors must complete 20 hours of participation and all other membership directors must complete four hours of participation every two months. Topics covered include sales and marketing goals and recruitment and qualification of prospective members.

 Membership Programs

      The Sports Clubs offer three types of memberships: Executive, Racquet and Health. The Executive membership offers the greatest number of amenities and services, including unlimited use of all facilities, racquet sports privileges, personal locker assignments within an executive locker room, laundry service, free valet parking, and charge privileges for dining and other Club services. At February 28, 1997, executive memberships constitute 10.9% and 15.6% of all memberships at The Sports Club/LA and The Sports Club/Irvine, respectively. The Racquet membership includes the unlimited use of racquetball, squash and paddle tennis courts in addition to the use of Club facilities. At February 28, 1997, racquet memberships account for approximately 3.6% and 2.7%, respectively, of the total memberships of The Sports Club/LA and The Sports Club/Irvine. The Health membership is the basic membership, offering unlimited use of all facilities excluding racquet court privileges; racquetball courts are available to holders of Health memberships for an additional fee. There are 12,374 members at the Sports Club/LA and Sports Club/Irvine who hold this type of membership. The Reebok Sports Club/NY offers both an Executive and Health membership. At February 28, 1997, the Reebok Sports Club/NY had 984 Executive memberships and 6,310 Health memberships.

      Racquet and Health memberships are generally available at the Spectrum Clubs. At some Spectrum Clubs, lockers may be rented by members on a monthly basis for an additional charge. Each Club operating under the Spectrum Club name has reciprocity with the others, thereby allowing its members unlimited use of all other such Clubs in exchange for a $5.00 increase in monthly dues. The same reciprocity program is in effect at the Sports Clubs, although in certain instances, The Sports Club/Irvine members are required to pay an additional fee to utilize the facilities of The Sports Club/LA. As a member of The International Health Racquet Sports Association of Quality Clubs ("IHRSA"), the Spectrum Clubs extend guest membership privileges to out-of-town visitors who are members of IHRSA clubs in their hometown, and the Spectrum Club members may use IHRSA clubs in cities to which they may travel.

      All memberships require a one-time initiation fee, plus monthly member dues. Actual rates vary depending on whether the membership is for a Sports Club or a Spectrum Club and the type of membership selected. Corporate memberships are also available. Unlike many other sports and fitness clubs, the Company does not offer financing for its memberships. Members electing to pay their Club dues on a monthly basis must pay by the checkfree system, under which each member is automatically debited each month for dues either through a checking account or credit card. Prepaid memberships for an entire year entitle the member to a discount equal to one free month. The Clubs' current base membership fees for new memberships are as follows:

                                                                     HEALTH         RACQUET      EXECUTIVE
                                                                     ------         --------     ---------
    THE SPORTS CLUB/LA
    Initiation Fee(1)   . . . . . . . . . . . . . . . . .           $  1,295       $  1,600     $   2,500
    Monthly Dues  . . . . . . . . . . . . . . . . . . . .           $    125       $    135     $     165

    THE SPORTS CLUB/IRVINE
    Initiation Fee  . . . . . . . . . . . . . . . . . . .           $    750       $    825     $   1,475 (2)
    Monthly Dues  . . . . . . . . . . . . . . . . . . . .           $     88       $    103     $     137

    REEBOK SPORTS CLUB/NY
    Initiation Fee  . . . . . . . . . . . . . . . . . . .           $  1,100            N/A     $   1,900
    Monthly Dues  . . . . . . . . . . . . . . . . . . . .           $    150            N/A     $     250

    THE SPECTRUM CLUBS
    Initiation Fee  . . . . . . . . . . . . . . . . . . .           $    300       $    300          N/A
    Monthly Dues  . . . . . . . . . . . . . . . . . . . .           $     57 (3)   $     65 (3)      N/A

___________________

(1) Initiation fees for The Sports Club/LA may be paid over a two to three month period.

(2) Initiation fees for Executive membership in The Sports Club/Irvine may be paid over a two month period.

(3) In addition, Spectrum Club members are charged an annual towel fee of $40.

      Consistent with past practices, the Company may, from time to time, institute special marketing programs which include the offer of discounts on initiation fees for the Clubs.

OPERATION, ACQUISITION AND DEVELOPMENT OF CLUBS

      The Company's experience has been that membership levels at new Clubs generally increase for a period of two years or more before reaching a relatively stable level, following which membership may gradually increase or decrease, depending upon market conditions and other factors. The Company considers Clubs which have reached this level to be "mature" Clubs. Recently-opened Clubs which have not achieved maturity have operated at a loss or at only a slight profit during the first two to three years of operations as a result of fixed expenses which, together with variable operating expenses, approximate or exceed membership fees and other revenues. The Company anticipates that these types of losses may be incurred as a normal part of the Company's operations to the extent that it develops additional clubs in the future.

      The Company has established general criteria for the acquisition of existing sports and fitness clubs to be operated under the Spectrum Club name. The Company seeks clubs which exceed 30,000 square feet in size, have in place an initiation fee and monthly dues structure and are located in an area with appropriate demographic characteristics. In addition, the current cash flow, purchase price and anticipated capital expenditures must meet certain requirements, and the Company must believe that it has the ability to enhance the profitability of the club following its acquisition. Similarly, the Company will not undertake to construct a new sports and fitness club unless the Company has made a determination that, when built, the club will satisfy the foregoing criteria. The Company will apply similar criteria to the acquisition and development of clubs to be operated under the Sports Club name, taking into account that the Sports Club concept requires larger facilities as well as a location near large metropolitan centers. The Company acquires and develops clubs based upon its analysis of the number of potential members living in the area in which the Club is to be located and will proceed with development if it feels that it will be able to attract a number of members at or near the Club's maximum capacity.

      In July 1995, the Company announced the development of a 57,000 square foot Spectrum Club in Valencia, California in a facility to be leased from The Newhall Land and Farming Company. This Club currently is scheduled to open in the summer of 1997. The Company is developing a Sports Club in Houston, Texas and is currently negotiating for Sports Club sites in Washington D.C. and San Francisco, California. The Company has also signed a letter agreement with WPI.KOLL Asia Pacific Advisors which provides the Company a right of first refusal to operate Sports Clubs in MegaMalls being developed in Japan by a consortium of major Japanese corporations.

COMPETITION

      The sports and fitness industry, particularly in the basic sports and fitness club market, is highly competitive. IHRSA estimates that as of December 31, 1996, there were approximately 48,000 sports and fitness clubs in the United States. In this market, the Spectrum Clubs compete with a limited number of large corporations which have substantially greater operating and financial resources than the Company and with numerous regional and local operators of sports and fitness clubs. In addition, the Company competes with recreational facilities established by governments and businesses, the YMCA and YWCA, racquet and tennis clubs, country clubs and weight-reducing salons, and with products and services that can be used by health-conscious individuals in their homes. However, the Company believes that there will continue to exist a market for sports and fitness clubs and that its operating experience, its highly visible image, the professionalism of its staff and its state-of-the-art equipment and exercise facilities afford it an advantage over its competitors.

TRADEMARKS AND TRADENAMES

      The Sports Club/LA name combined with the "flying lady" logo and the Spectrum Club name are registered trademarks of the Company. However, the "Sports Club" name generally is not protectible under federal or state trademark law. The Company has also registered the "Young At Heart" name within California for use in its senior wellness/exercise programs; however the Company has not sought to protect the "Young At Heart" name at the federal level. The Company has applied for a trademark of the HFA name and is awaiting final approval of The Sports Club/LA name and logo in the international markets of France, the United Kingdom, Germany, Japan and Canada. In addition, the Company is currently seeking protection of the Sports Clubs "flying lady" logo in Australia.

GOVERNMENT REGULATION

      The operations and business practices of the Company are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern the Company's advertising, sales and other trade practices.

      Statutes and regulations affecting the fitness industry have been enacted or proposed in California, New York and Texas. The Company operates or is developing clubs in these states. Many other states into which the Company may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from preopening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, the Company is subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and the courts. In this regard, the California Civil Code imposes a maximum limit on the amounts that may be charged pursuant to a contract for health studio services. The Company maintains internal review procedures in order to comply with these requirements, and believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

      Under so-called state "cooling-off" statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any down payment. In addition, the Company's membership contracts provide that a member may cancel his or her membership at any time for death, medical reasons or relocation of a certain distance from the nearest Club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refunds owed.

EMPLOYEES

      At February 28, 1997, the Company had approximately 1,600 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. The Company employs 409 full-time employees. Approximately 158 employees are sales personnel, instructors or supervisory personnel involved in Club operations, and 31 are employed in general and administrative functions. The Company is not a party to any collective bargaining agreement with its employees. Although the Company experiences high turnover of non-management personnel, the Company has never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and considers its relations with its employees to be good.

      Each of the Company's Clubs has a staff of fitness instructors trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs, as well as one or more managers who are responsible for sales. Most instructors are college- educated. The Company's aerobics instructors must have at least one year of teaching experience before they are permitted to teach at the Clubs, after which they participate in ongoing training and periodic re-evaluation.


ITEM 2. PROPERTIES


      The Company owns The Sports Club/Irvine, The Sports Club/LA, and the Spectrum Club/Agoura Hills including all underlying real estate. All other structures in which the Clubs are located are leased from independent third parties.

      In March 1996, the Company refinanced The Sports Club/LA property and in October 1996, increased the note by $500,000 to purchase a parcel of land adjacent to the Club. The new $23.5 million loan bears interest at a fixed interest rate of 10.63%. The Company is required to make monthly principal and interest payments of approximately $262,000. The note matures in March 2003 but, if certain conditions exist, the Company may extend the term of the note by an additional five years. All assets of The Sports Club/LA secure this loan. The building, improvements and personal property of The Sports Club/Irvine secure a $5,375,000 note bearing interest at a fixed rate of 6%. The note requires quarterly principal payments of $125,000 with a balloon payment of $4,000,000 due on November 1, 1999. All assets of the Spectrum Club/Agoura Hills secure a $2,550,000 note which bears interest at a fixed rate of 6% through February 1997 and at 8.5% thereafter. Payments of interest only are required through April 1997, thereafter monthly principal and interest payments of $20,100 are required through the note's maturity in April 2024.

      The following table provides certain information concerning the Company's properties:

                                                       OWN/LEASE   TERM EXPIRATION      RENEWAL OPTION
                                                       ---------   ---------------      --------------
 The Sports Club/LA  . . . . . . . . . . . . . . .        own            N/A                  N/A
 The Sports Club/Irvine  . . . . . . . . . . . . .        own            N/A                  N/A
 Reebok Sports Club/NY . . . . . . . . . . . . . .       lease         4/19/15           three 14-year
                                                                                            options
 Spectrum Club/Agoura Hills  . . . . . . . . . . .        own            N/A                  N/A
 Spectrum Club/Water Garden  . . . . . . . . . . .       lease         6/30/08           5-year option
 Spectrum Club/Santa Monica  . . . . . . . . . . .      sublease       11/14/98       two 5-year options
 Spectrum Club/Howard Hughes Center  . . . . . . .       lease         9/14/08        two 5-year options
 Spectrum Club/Manhattan Beach . . . . . . . . . .       lease         2/28/02       three 5-year options
 Spectrum Club/Valencia  . . . . . . . . . . . . .       lease           (1)          two 5-year  options
 The Sports Connection/South Bay(2)  . . . . . . .       lease         8/31/04          4.5-year option
 The Sports Connection/Encino(3) . . . . . . . . .       lease         12/31/06          5-year option

_________________

(1) The term on the Spectrum Club/Valencia lease will expire 15 years after the Club opens.

(2) Although the Company terminated the management agreement with Bally's and the South Bay Sports Connection was permanently closed on November 30, 1996, a dispute has arisen with the landlord over future obligations with respect to the lease.

(3) The Company no longer owns this Club and has assigned its interest in the lease. The landlord, however, has not released the Company from liability under this lease.

      Leases for the Clubs are generally long-term "triple net" operating leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses, in addition to rent), having an average remaining term of approximately 23 years (including options to extend exercisable by the Company). The earliest expiration date of any of these leases is November 1998 (with respect to the Spectrum Club/Santa Monica). These leases generally provide that rent payments shall be adjusted upward periodically during the terms of the leases, including adjustments based upon changes in the Consumer Price Index in the surrounding area (but subject to certain maximum increases that will protect the Company in inflationary periods), and permit extension of the primary term, subject to certain notice requirements. The Company also leases approximately 15,600 square feet of office space in a commercial building in Los Angeles, California, for administrative, accounting and general corporate purposes. This lease requires monthly payments of $28,875 through the end of the lease term in March 2000.

      Effective January 26, 1992, all existing public accommodations (including the Clubs) were required to comply with the Americans with Disabilities Act (the "ADA"). The ADA, together with many state and local statutory provisions, generally require that buildings be made accessible to persons with disabilities. The Company has undertaken an assessment of its Clubs to determine the extent of non-compliance and to devise a plan by which all required corrective measures can be implemented in the future. Although the cost of compliance with existing and evolving ADA, state and local statutory provisions cannot be predicted with any certainty at this time, the Company currently anticipates spending approximately $500,000 over the next two years in order to comply with the ADA, most of which will be effected as part of the Company's routine capital expenditures. Such capital expenditures will be amortized over the useful life of the improvements. Such expenditures are not expected to have a material adverse impact on the Company.

      For a period of ten years following its completion in 1989, the property comprising The Sports Club/Irvine is subject to a covenant to operate it as a first-class coed athletic and social club facility. For a period of 15 years thereafter, the property use may not change if the change requires development approval by the City of Irvine that cannot be obtained separately from the development rights of the project in which the Club is located. If either of these covenants is violated, the master developer of that project has the right to purchase The Sports Club/Irvine for a cash price equal to 95% of its original purchase price from the master developer plus 95% of the construction costs incurred in constructing The Sports Club/Irvine.

      The Company believes its properties and equipment, as well as its leased facilities, are adequate for its needs, have been well- maintained and, other than mentioned above, do not require any substantial renovation or restoration work at this time.

ITEM 3. LEGAL PROCEEDINGS

THE SPECTRUM CLUB COMPANY, INC., a California corporation, v. CENTURY ENTERTAINMENT CENTER, L. P. (Los Angeles Superior Court). In August of 1995, Century City Spectrum ("CCS"), a subsidiary of the Company, closed the Century City Spectrum Club. In connection with the bankruptcy of the landlord, CCS's rights under the lease related to this Club were acquired by Century Entertainment Center, L.P. ("Century"). On August 10, 1995, CCS filed an action against Century alleging a breach of the lease by the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The Cross-Complaint seeks in excess of $800,000 through December 1995 plus rent thereafter of approximately $39,000 per month. The trial court ruled CCS's right of first refusal cannot be asserted against Century. CCS's primary remaining defense is based upon Century's obligation to re-lease the subject space. In addition, CCS may appeal the trial court's ruling following trial. The Company is contesting the action against it as guarantor on the basis that its obligations were exonerated or do not inure to the benefit of Century. However, there can be no assurance that the Company will not be held liable for all amounts found to be due to Century from CCS. Such liability could have a material, adverse effect upon the Company.

AGRICULTURAL INSURANCE COMPANY v. MKDG/RHODES SC PARTNERSHIP AND SPORTS CLUB, INC. (Los Angeles Superior Court). In connection with the Northridge earthquake on January 17, 1994, MKDG/Rhodes SC Partnership ("MKDG") carried excess earthquake coverage for The Sports Club/LA with Agricultural Insurance Company ("Agricultural"). Certain of the Company's predecessors and subsidiaries (the "SCLA Parties") were named insureds under the policy. The SCLA Parties assigned to MKDG all of their rights to payments under the Agricultural earthquake policy in October 1994 and retained no interest in any amounts paid by Agricultural under that policy. Agricultural made payments totalling approximately $2,974,000 before a dispute arose under the policy. MKDG filed a complaint against Agricultural on August 2, 1995, and Agricultural filed a cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity. Agricultural seeks the return of amounts paid plus punitive damages and attorneys fees. A hearing is scheduled for May 1, 1997, and discovery is continuing. The Company believes it is entitled to be indemnified by MKDG for all damages in this action.

ST INSTITUTE OF CALIFORNIA d/b/a SPORTS TRAINING PHYSICAL THERAPY, L.A. v. THE
SPORTS CLUB COMPANY, INC. (Los Angeles Superior Court)   In 1989, ST Institute
of California ("STI") leased space in both The Sports Club/LA and The Sports Club/Irvine. In 1995, the Company negotiated with HealthFitness Organization of America, Inc. ("HFA"), now a wholly owned subsidiary of the Company, to take over the space. Disputes arose regarding termination of STI's use of the space, which were resolved when STI entered into an asset purchase agreement with HFA whereby HFA purchased STI's assets. HFA agreed to make performance payments to STI in the minimum amount of $100,000 per year. A dispute subsequently arose between HFA and STI, and HFA ceased making payments after having paid approximately $46,000. STI filed a complaint on December 30, 1996, alleging damages for breach of contract, conversion, fraud, negligent misrepresentation, and civil conspiracy. STI claims damages of not less than $2,300,000 on the first two causes of action, and not less than $1,800,000 on the fifth cause of action. The defendants have demurred to STI's complaint. STI has stipulated to file an amended complaint.

HARVEY SCOTT SCHWARTZ v. LA/IRVINE SPORTS CLUB, LTD. AND SPORTS CLUB, INC. OF CALIFORNIA. (Los Angeles Superior Court). The Company was recently served with a class action lawsuit brought on behalf of all male members, past and present, of The Sports Club/LA and The Sports Club/Irvine. The complaint alleges that the civil rights of the class have been violated because of the existence of "women's preferred" gym areas at these facilities. The complaint seeks approximately $1,000 in damages for each class member. The Company and its counsel are presently investigating the facts of the case, the potential size of the class, and the likelihood that a class can or will be certified by the court. At this early stage, the Company has not evaluated the scope of damages or the amount in controversy. Although the Company has not yet responded to the complaint, the Company believes the claim is without merit and will vigorously defend the action. Men are not prevented from using or excluded from the "women's preferred" gym area and the Company believes that no civil rights violation has occurred.

OTHER MATTERS. The Company is also involved in various claims and lawsuits incidental to its business, including claims arising from accidents and disputes with landlords. However, in the opinion of management the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the financial condition, cash flow or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         The Company's common stock is quoted on the American Stock Exchange under the symbol "SCY". The following table sets forth the quarterly high and low prices for the Company's common stock as reported by the American Stock Exchange.

                                 CALENDAR QUARTER                         HIGH                     LOW
                                -----------------                         ----                     ---
            1995:
            First Quarter . . . . . . . . . . . . . . . . . . . . . .     $ 8.000                  $ 5.250
            Second Quarter  . . . . . . . . . . . . . . . . . . . . .     $ 6.250                  $ 4.500
            Third Quarter . . . . . . . . . . . . . . . . . . . . . .     $ 5.313                  $ 3.875
             Fourth Quarter . . . . . . . . . . . . . . . . . . . . .     $ 5.250                  $ 2.625
          1996:
             First Quarter  . . . . . . . . . . . . . . . . . . . . .     $ 3.375                  $ 2.125
             Second Quarter . . . . . . . . . . . . . . . . . . . . .     $ 3.250                  $ 2.438
             Third Quarter  . . . . . . . . . . . . . . . . . . . . .     $ 3.375                  $ 2.313
             Fourth Quarter . . . . . . . . . . . . . . . . . . . . .     $ 3.375                  $ 2.375
          1997:
             First Quarter (through March 14, 1997)   . . . . . . . .     $ 5.000                  $ 2.625

         As of March 14, 1997 there were 42 stockholders of record of the Company's common stock and the closing price of the common stock on the American Stock Exchange was $5.00.

         The Company has not paid cash dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The Company's present policy is to retain earnings for use in its operations and the expansion of its business. On January 29, 1997, the Company instituted a stock repurchase program pursuant to which it will repurchase up to $3,000,000 of the outstanding common stock. As of March 21, 1997, the Company had repurchased 33,100 shares of common stock for $132,311.

ITEM 6. SELECTED FINANCIAL DATA

         The selected data presented below under the captions"Statement of Income Data" and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of the Company.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Year Ended December 31,
                                                     ----------------------------------------------------
                                                     1992 (3)    1993 (3)     1994      1995       1996
                                                     --------    --------   --------  --------   --------
STATEMENT OF INCOME DATA:
Revenues  . . . . . . . . . . . . . . . . . . .     $ 17,248     $ 13,195   $ 18,846  $ 36,092   $ 37,422
Income (loss) from operations (1) . . . . . . .       (1,314)       1,946      3,645     5,302      5,448
Income (loss) before income taxes (1) . . . . .       (1,692)       1,620      3,044     3,397      2,889
Income tax provision, including pro forma income
  tax adjustment  . . . . . . . . . . . . . . .                       645      1,244     1,393      1,185
Net income after income tax provision, including
pro forma income tax adjustment (1) . . . . . .                       975      1,800     2,004      1,704
Net income per share after income tax provision,
  including pro forma income tax adjustment . .                      $.14       $.23      $.18       $.15
Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . .                     6,850      7,836    11,353     11,355

                                                                       As of December 31,
                                                      ---------------------------------------------------
                                                      1992        1993          1994      1995     1996
                                                      ----        ----          ----      ----     ----
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . . .      $ 1,143       $ 209      $ 5,042   $ 1,545   $ 4,146
Current assets  . . . . . . . . . . . . . . . .        4,836       2,478        7,398     7,147     7,341
Property and equipment, net . . . . . . . . . .        5,837       2,794       59,811    59,956    72,736
Total assets  . . . . . . . . . . . . . . . . .       12,213      11,521       81,636    83,106    95,584
Deferred membership revenue . . . . . . . . . .        5,931       2,265        5,640     4,742     6,548
Current liabilities . . . . . . . . . . . . . .        9,790       5,323       11,037    10,818    13,562
Long-term debt including current installments .        3,545       4,818       33,489    32,913    38,497
Shareholders'/Owners' equity  . . . . . . . . .          682       2,897       37,941    39,974    41,686

---------------------


(1) Income (loss) from operations and net income (loss) for the periods through October 20, 1994, reflect the effects on the historical data of the payment to D. Michael Talla of annual compensation of $200,000, which amounts equal the base compensation provided for by his employment contract (assuming the employment agreement was effective at the beginning of the respective period). See "Item 11 - Executive Compensation -- Employment Agreements."

(2) Prior to the issuance of 4,500,000 shares of its common stock in a public offering (the "Offering"), the Company operated through various partnerships. As a result, the earnings of the Company have been taxed for federal and California purposes directly to the owners. The income tax provision includes the income tax expense incurred by the Company subsequent to the Offering on October 20, 1994, and the pro forma income tax expense as if the Company's income had been taxable as a corporation for periods prior to the Offering.

(3) Effective March 1, 1993, the Company entered into a joint venture management agreement relating to the operation of the Sports Connections. As a result of this agreement, the Company's expenses with respect to these Clubs were substantially eliminated, though the Company continued to receive revenues, through 1995, from memberships sold prior to the date of the transaction. Therefore, the results of operations for the years ended December 31, 1992 and 1993 are not comparable to future periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The Company's consolidated statement of income include The Sports Clubs, The Spectrum Clubs and HealthFitness Organization of America, Inc. ("HFA") which was acquired on November 30, 1995. The Reebok-Sports Club/NY, which opened in April 1995 was accounted for under the equity method of accounting, until December 30, 1996, at which time the Company acquired a majority ownership position, and accordingly, the balance sheet of Reebok-Sports Club/NY was consolidated with and into the Company. The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

     The comparability of the Company's operating results, financial condition and capital requirements is impacted by the number and type of Clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

         Revenues for the year ended December 31, 1996 were $37.4 million, compared to $36.1 million in 1995, an increase of $1.3 million or 3.6%. Revenues increased by $289,000 as a result of greater management fees earned from the Reebok Sports Club/NY, which opened in April 1995; by $359,000 as a result of HFA; and by $2.0 million as a result of higher membership dues and increased ancillary revenues at existing Sports Clubs and Spectrum Clubs. Offsetting these increases was a decrease in revenues resulting from the closure of the Century City Spectrum Club.

         Direct operating expenses increased to $23.4 million in 1996 versus $22.7 million in 1995, an increase of $700,000 or 3.1%. HFA, which was acquired on November 30, 1995, was responsible for an increase in direct costs of $442,000 while club operating expenses increased $258,000. Direct operating expenses as a percentage of revenues decreased to 62.6% in 1996 compared to 63.0% in 1995. Direct operating costs without those costs associated with HFA were 62.0% of revenue in 1996.

         Selling, general and administrative expenses were $6.1 million in 1996 versus $5.3 million in 1995, an increase of $800,000 or 15.1%. HFA was responsible for an increase in selling, general and administrative costs of $519,000 in 1996. The remaining increase was due to an increase in costs associated with corporate overhead. As a percentage of revenues, selling, general and administrative expenses were 16.2% in 1996 versus 14.7% in 1995. Selling, general and administrative expenses without those costs associated with HFA were 14.6% of revenue in 1996. The Company believes these costs should decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance, however, that such expansion or economies of scale will be achieved.

         Depreciation and amortization expense was $2.5 million in 1996 versus $2.8 million in 1995, a decrease of $300,000 or 10.7%. This decrease was primarily due to the sale of the Sports Connections in 1996. Interest expense was $2.7 million in 1996 versus $2.6 million in 1995.

         In 1996, equity interest in net income of unconsolidated subsidiaries was $573,000 compared to $845,000 in 1995. The Company did not record any income from the Sports Connections in 1996 versus $437,000 in 1995. The 1996 amounts and $278,000 in 1995 are associated primarily with the Spectrum Club/Manhattan Beach's operations. Equity in the operations of the Reebok Sports Club/NY was not significant during these periods.

         In 1996 a loss of $300,000 resulted from the sale of the Sports Connections.

 Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

         Revenues for the year ended December 31, 1995 were $36.1 million, compared to $18.8 million in 1994, an increase of $17.3 million or 92.0%. The increase resulted primarily from revenues of $24.2 million recorded by The Sports Club/LA and The Sports Club/Irvine, which were acquired on October 20, 1994, in 1995 compared to $4.7 million in 1994, $490,000 in management fees generated from the Reebok Sports Club/NY, which was opened in April, 1995, and increased Spectrum Club revenues resulting from membership growth. Offsetting this increase was a reduction in revenues from other sources. In 1994, The Spectrum Clubs received $2.1 million from the prior owners of The Sports Club/LA for use of the Spectrum Clubs following the closure of The Sports Club/LA as a result of the January 1994 Northridge earthquake. No comparable revenue was received in 1995.

         Direct operating expenses increased to $22.7 million in 1995 versus $10.5 million in 1994, an increase of $12.2 million or 116.2% primarily as a result of direct operating expenses of $14.2 million incurred at The Sports Club/LA and The Sports Club/Irvine compared to $2.6 million in 1994. The remaining increase was primarily due to operating the Spectrum Club/Agoura Hills and Spectrum Club/Howard Hughes Center for an entire 12 months in 1995 versus shorter periods in 1994, and an increase in the level of monthly operating costs resulting from membership growth at the Spectrum Clubs. Direct operating expenses as a percentage of revenues increased to 63.0% in 1995 compared to 55.8% in 1994. The earthquake related revenues received from the prior owners of The Sports Club/LA, which were generated without a comparable increase in expenses, resulted in the 1994 operating margins increasing to a level above the Company's normal operating level.

         Selling, general and administrative expenses were $5.3 million in 1995 versus $3.2 million in 1994, an increase of $2.1 million or 65.6%. This increase in expense was incurred as a result of the acquisition of The Sports Club/LA and The Sports Club/Irvine and the development of an infrastructure required to support the Company's management of the Reebok Sports Club/NY and future growth.

         Depreciation and amortization expense was $2.8 million in 1995 versus $1.5 million in 1994, an increase of $1.3 million or 86.6%. The increase is primarily due to depreciation and amortization expense for an entire year in 1995 versus shorter periods in 1994 for The Sports Club/LA, The Sports Club/Irvine, Spectrum Club/Howard Hughes Center and Spectrum Club/Agoura Hills.

         In 1995, equity interest in net income of unconsolidated subsidiaries was $845,000 compared to $641,000 in 1994 primarily as a result of earnings from the Sports Connections of $437,000 in 1995 compared to $333,000 in 1994. The Sports Connections earnings were retained by Bally's for capital expenditures and to establish a working capital reserve and therefore, the Company did not receive any cash distributions. The remaining equity interest is associated with the operations of the Spectrum Club/Manhattan Beach and the Reebok Sports Club/NY.

         Interest expense increased to $2.6 million in 1995 compared to $1.2 million in 1994 as a result of acquisitions made by the Company in 1994 and their related financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 31, 1996 and 1995, the Company generated $8.1 million and $8.8 million of earnings before interest, depreciation, amortization and income taxes, respectively. At December 31, 1996, the Company had a cash and cash equivalent balance of $4.1 million of which $727,000 is in a special construction account for the development of a Spectrum Club in Valencia, California, $296,000 belongs to the Reebok-Sports Club/NY Partnership and the remaining $3.1 million is available for general corporate purposes. The Company anticipates its cash and cash equivalent balance on hand plus cash generated from operations will be adequate to fund the Company's current operating activities, debt service, expansion capital requirements, and recurring capital expenditures for the next twelve months.

         In March 1996, the Company refinanced The Sports Club/LA property, which had an outstanding promissory note in the amount of $22.1 million. In October 1996, the Company increased the note by $500,000 in order to purchase a parcel of land adjacent to the Club. The new $23.5 million loan bears interest at a fixed interest rate of 10.63%. The Company is required to make monthly principal and interest payments of $262,000. The note matures in March 2003 but, if certain conditions exist, the Company may extend the term of the note by an additional five years. All assets of The Sports Club/LA have been pledged to secure this loan. This note replaced a note with interest at 10%, secured by the land, building and equipment of The Sports Club/LA. This old note required a balloon payment of approximately $22.0 million at December 31, 1996.

         In connection with the acquisition of The Sports Club/Irvine, MKDG Partners has agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and amortization and the Company's administrative overhead relating to the Club, as defined, for such year is less than approximately $2.9 million. The Company collected $687,000 related to the 1995 shortfall in the third quarter of 1996. MKDG Partners has agreed to pay $106,000 for previously disputed amounts relating to the 1994 and 1995 shortfall amounts. The Company also anticipates making a claim for approximately $684,000 in 1997 relating to the 1996 shortfall.

         The Company sold its interest in certain Sports Connection Clubs to Fitness Holding, Inc. d/b/a 24 Hour Fitness in November 1996. The Company received cash proceeds of approximately $3.6 million and used $2.5 million of such proceeds to acquire an additional 10.1% interest in the Reebok-Sports Club/NY partnership.

      The Company currently owns a 50.1% interest in the Reebok-Sports Club/NY Partnership. At December 31, 1996 the Partnership owed $3.3 million under a loan secured by equipment and owed $4.0 million to the partners in the form of notes payable. The Partnership is also in arrears in the payment of priority Partnership distributions in the amount of $1.8 million. Notes payable in the amount of $2.5 million and the $1.8 million priority distribution are recorded as liabilities on the Company's December 31, 1996 consolidated balance sheet. The Reebok Sports Club/NY achieved a positive cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase. The future cash flows of the Partnership will first be used to satisfy the principal and interest requirements of the equipment loan in the amount of $75,000 per month. Additional cash flows will be used to pay the past due priority Partnership distribution and the future priority distributions of $2.1 million in 1997 and $3.0 million per year thereafter. The remaining future cash flows will be returned to the partners to satisfy the notes payable, accrued management fees and certain additional priority distributions. At December 31, 1996 these amounts total $14.0 million, of which the Company is entitled to $8.6 million. After these amounts are paid, the Company will be entitled to 50.1% of future cash distributions.

         On March 13, 1997 the Company entered into an agreement to sell 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). MEP currently owns a 9.9% interest in the Partnership. The Company will receive $5.0 million in cash, MEP's 9.9% Partnership interest, and a $2.5 million note due from the Partnership and MEP's right to certain accrued management fees due from the Partnership in exchange for the newly issued shares. Once the transaction is consumated, the Company will be entitled to substantially all of the $14.0 million currently due to the partners for notes payable, accrued management fees and certain additional priority distributions. These amounts will be paid as cash flow of the Partnership is available.

         The Company's long-term capital needs are to provide funds for the retirement of existing long-term debt and to secure funds for the acquisition of existing clubs and development of new clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the acquisition and development of new clubs. The Company has secured a $5.0 million credit facility with a commercial bank. The credit facility will be available to provide funds for the acquisition and development of new clubs and for general corporate purposes.

         In the first quarter of 1996, the Company began development of the 57,000 square foot Spectrum Club in Valencia, California. The Company will own and manage the Club operations in a building which will be leased from The Newhall Land and Farming Company. Through December 31, 1996, the Company has deposited $1.9 million into a special construction escrow account of which $1.2 million has been expended on the project. The Company anticipates that it will be able to fund its remaining portion of this development, estimated to be approximately $100,000, from operating cash flows. In August 1996, the Company announced plans to develop a Sports Club in Houston, Texas. The Company's portion of this development is estimated to be $3.6 million and will be funded starting in late 1997. In March 1997, the Company announced its intent to develop Sports Clubs in Washingtion D.C. and San Francisco, California. These projects should start near the end of 1997. The Company's portion of these two developments is preliminarily estimated to be approximately $10.0 million. Operating cash flow, the $5.0 million proceeds from the sale of common stock to MEP and the $5.0 million revolving credit facility will be utilized to finance the Company's portion of these three developments. The Company does not expect these Clubs to contribute significantly to revenues or net income until 1999.

         Other than as described above and for normal replacement of fitness equipment and remodeling of Clubs, the Company has no commitments for capital expenditures. Equipment has generally been available under capital lease arrangements. In 1995, the Company invested approximately $1.9 million in capital expenditures of which $1.0 million was financed under capital lease agreements. In 1996 capital expenditures, other than those related to new club development, were $1.6 million. In 1996, the Company secured a $500,000 lease facility to be used to finance capital expenditures. As of December 31, 1996, the Company had drawn down approximately $158,000 on this facility. The Company has secured a similar $1.2 million facility to be used to finance the equipment for the Spectrum Club in Valencia, California. The Company believes it will be able to secure equipment financing for its Sports Clubs in Houston, Washington D.C. and San Francisco, currently estimated to be $2.0 million per Club. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing Clubs will also require expenditures above this level.

FORWARD LOOKING STATEMENTS

         The foregoing discussion and other published documents contain forward-looking statements relating to the future operations of the Company, including The Reebok Sports Club/NY and HFA, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements which are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statement. Furthermore, actual results may differ from projected results as a result of unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing Clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.

RECENT DEVELOPMENTS

      Not applicable

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
                                                                                                                      ----
                 Independent Auditors' Report                                                                          F-1

                 Consolidated Balance Sheets as of December 31, 1995 and 1996                                          F-2

                 Consolidated Statements of Income for the Three-Year Period ended December 31, 1996                   F-3

                 Consolidated Statements of Shareholders' Equity for the Three-Year Period ended December              F-4
                 31, 1996

                 Consolidated Statements of Cash Flows for the Three-Year Period ended December 31, 1996               F-5

                 Notes to Consolidated Financial Statements                                                            F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

      The names of the directors and executive officers of the Company, as well as their respective ages as of February 28, 1997, and positions with the Company, are as follows:

                  NAME                AGE      POSITION
                  ----                ---      --------
          D. Michael Talla             50      Chairman of the Board and Chief Executive Officer
          Rex A. Licklider             53      Vice Chairman of the Board
          John M. Gibbons              48      President, Chief Operating Officer and Director
          Nanette Pattee Francini      48      Executive Vice President, Secretary and Director
          Mark S. Spino                42      Vice President - Director of Development
          Philip J. Swain              39      Vice President - Director of Operations
          Timothy M. O'Brien           45      Chief Financial Officer and Assistant Secretary
          Andrew L. Turner             50      Director
          Dennison Veru                36      Director

      D. MICHAEL TALLA co-founded the Company in 1977, has served as the Chief Executive Officer since that time and has served as Chairman of the Board of Directors since February 1994. Mr. Talla has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 clubs in the United States, including all Clubs owned by the Company. Mr. Talla holds a Bachelor of Arts Degree in Business Administration from the University of Arizona.

      REX A. LICKLIDER has served as a director of the Company since February 1994 and was named Vice Chairman of the Board in May 1994. Prior to his involvement with the Company, Mr. Licklider served as Chairman, President and Chief Executive Officer of Com Systems, Inc., an AMEX- listed long-distance telecommunications company which he founded in 1975. Mr. Licklider is a director of Deckers Outdoor Corporation, GoldenTel, Inc., and Associated Travel Services, Inc. He also serves on the Board of Directors of the Children's Bureau of Southern California and Los Angeles Youth Programs, Inc. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

      JOHN M. GIBBONS was engaged by the Company to serve as Chief Financial Officer in May 1994 and became Executive Vice President in February 1995 and President and Chief Operating Officer on July 1, 1995. Mr. Gibbons was elected to the Board of Directors effective August 14, 1995. From September 1993 until May 1994, Mr. Gibbons was a financial and business consultant whose clients included the Company. From February 1990 until September 1993, Mr. Gibbons was employed as a Vice President by Com Systems, Inc., an AMEX-listed long-distance telecommunications company located in Westlake Village, California, serving as General Manager and Senior Vice President from December 1992 to September 1993, and as Chief Financial Officer from August 1991 through December 1992. From January 1988 through February 1990, Mr. Gibbons was employed as Chief Financial Officer of TMC Communications, a long-distance telecommunications company located in Santa Barbara, California, which was acquired by Com Systems, Inc. in February 1990. Mr. Gibbons has a Bachelors of Business Administration from Notre Dame and a Masters of Business Administration from the University of Southern California, and is a Certified Public Accountant.

      NANETTE PATTEE FRANCINI, Executive Vice President, co-founded the Company in 1977, has been principally responsible for overseeing all marketing for the Company since 1978 and has served as a director of the Company since February 1994. Ms. Pattee Francini has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 sports and fitness clubs, including all Clubs owned by the Company. Ms. Pattee Francini holds a Bachelor of Arts Degree from the University of Arizona.

      MARK S. SPINO has served as Director of Development of the Company from 1980 to the present and as a Vice President since 1984. Mr. Spino has been in the sports and fitness industry for more than 15 years and has developed or participated in the development of more than 15 sports and fitness clubs in the United States, including many of the Clubs owned by the Company. From July 1979 to June 1980, Mr. Spino was Assistant Manager, and later Manager, of the Mid-Valley Athletic Club in Reseda, California. Mr. Spino holds Bachelor of Arts and Master of Arts Degrees in Physical Education from the University of Southern California.

      PHILIP J. SWAIN has been employed by the Company since 1982 and has served as Vice President-Director of Operations since 1988. Mr. Swain has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 15 clubs in the United States, including many of the Clubs owned by the Company. Mr. Swain served as Regional General Manager from 1986 until 1988. From December 1979 to November 1982, Mr. Swain was the Director of Marketing and Membership at the Mid-Valley Athletic Club in Reseda, California. From February 1975 to December 1979, Mr. Swain was employed by Health & Tennis Corporation of America, managing different facilities in Detroit and Los Angeles.

      TIMOTHY M. O'BRIEN has been employed by the Company since February 1995 as Chief Financial Officer. From July 1993 until February 1995, Mr. O'Brien was employed as Vice President/Controller of WCT Communications, Inc., a publicly traded long-distance telecommunications company located in Santa Barbara, California. From May 1989 until July 1993, Mr. O'Brien was Controller for Com Systems, Inc., an AMEX-listed long- distance telecommunications company located in Westlake Village, California. Mr. O'Brien has a Bachelors of Business Administration degree from the University of Wisconsin-Madison and is a Certified Public Accountant.

      ANDREW L. TURNER has been a director of the Company since September 1994 and has been Chairman of the Board of Directors, President and Chief Executive Officer of Sun Healthcare Group, Inc. since its formation in 1989. Sun Healthcare Group, Inc., of which Mr. Turner was a founder, is a long-term health care services provider. Mr. Turner was also founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a health care services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of The Hillhaven Corporation.

      DENNISON VERU has been President of Awad & Associates, a money management division of Raymond James Financial since November 1992. From February 1990 to November 1992 he served as Executive Vice President, Investments of Smith Barney, Inc. specializing in small and medium capitalization stocks. Prior to that, Mr. Veru was Vice President of Broad Street Investment Management and an Assistant Vice President at Drexel Burnham Lambert. Mr. Veru serves as a diretor for Lois USA, Inc. a publicly held company. Mr. Veru is a graduate of Fanklin and Marshall college.

      The directors of the Company are divided into three classes having terms expiring at the annual meetings of the Company's stockholders in 1997 (Messrs. Talla and Licklider), 1998 (Messrs. Turner and Gibbons) and 1999 (Ms. Pattee Francini and Mr. Veru), or such later dates as their successors are elected. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected. After the planned sale of 2,105,263 shares of common stock to Millennium Entertainment Partners, L.P., ("MEP"), a representative of MEP will be appointed to the Board of Directors.

      Officers serve at the pleasure of the Board of Directors subject to any rights under employment agreements.

      The Board of Directors has created an Audit Committee and a Compensation Committee of the Board. The Audit Committee, composed of Messrs. Turner and Veru, is charged with reviewing the Company's annual audit and meeting with the Company's independent auditors and reviewing the Company's internal controls and financial management practices. The Compensation Committee, also composed of Messrs, Turner and Veru, recommends to the Board of Directors compensation for the Company's key employees and administers the 1994 Stock Incentive Plan.

CERTAIN TRANSACTIONS

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based on the Company's review of the copies of those reports and written representations which it has received, the Company believes that all such filings required to be made from January 1, 1996 through the date hereof have been made.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company to the Chief Executive Officer and to the five other most highly compensated executive officers for the years ended December 31, 1994, 1995 and 1996, for services rendered. Current salaries of the Company's executives are described below under "Employment Agreements."

                 1994, 1995 AND 1996 SUMMARY COMPENSATION TABLE


                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
    NAME AND                                   ANNUAL COMPENSATION           OPTIONS       ALL OTHER
PRINCIPAL POSITION               YEAR          SALARY(1)      BONUS         (SHARES)      COMPENSATION
------------------               ----          ---------      -----         ---------     ------------

D. Michael Talla                 1996         $218,000 (2)      --              --                --
Chairman of the Board            1995          205,250 (2)      --              --                --
and Chief Executive Officer      1994           31,154 (2)      --              --                --

Nanette Pattee Francini          1996          124,175          --           15,000               --
Executive Vice President,        1995          122,200          --              --                --
Secretary and Director           1994          104,400          --              --                --

John M. Gibbons                  1996          232,800 (3)   $25,000        225,000 (4)           --
President, Chief Operating       1995          218,933 (3)      --          450,000 (4)           --
Officer and Director             1994           26,586          --              --            $133,396 (5)

Mark S. Spino                    1996          116,795          --           15,000               --
Vice President and               1995          111,855          --              --                --
Director of Development          1994           81,535          --              --                --

Philip J. Swain                  1996          131,375          --           25,000               --
Vice President and               1995          127,000          --              --                --
Director of Operations           1994          105,450        20,000            --                --


Timothy M. O'Brien               1996          122,175         5,000         20,000               --
Chief Financial Officer          1995          100,087          --           25,000               --
and Assistant Secretary          1994            --             --              --                --

(1)   Includes automobile allowance.

(2) Until October 21, 1994, Mr. Talla received income from the Predecessors in his capacity as a partner, and did not receive a salary. Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA's net cash flow. This amount is not included in Mr. Talla's compensation.

(3) Includes an allowance for living expenses paid to Mr. Gibbons under the terms of his employment agreement.

(4) Options to purchase 225,000 shares at the exercise price of $9.00 per share issued on February 27, 1995, were canceled in connection with the issuance on July 5, 1995 of options to purchase 225,000 shares at the exercise price of $5.00 per share. Effective April 24, 1996, The Compensation Committee of the Board of Directors lowered the exercise price to $3.00 per share. Pursuant to the rules of the Securities and Exchange Commission, the cancellation and regrant of the option, and the repricing of the option, are each deemed to constitute a separate award.

(5) Prior to joining the Company, Mr. Gibbons was retained as an outside consultant and received consulting fees for such services.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

      The following table provides information concerning stock options granted by the Company to the Named Executive Officers during the year ended December 31, 1996.

                 OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1996

                               INDIVIDUAL GRANTS


                                         PERCENT OF                                 POTENTIAL REALIZABLE
                                            TOTAL                                 VALUE AT ASSUMED ANNUAL
                            NUMBER OF      OPTIONS                                 RATES OF STOCK PRICE
                             SHARES      GRANTED TO                               APPRECIATION FOR OPTION
                           UNDERLYING     EMPLOYEES    EXERCISE                            TERM
                            OPTIONS          IN         OR BASE    EXPIRATION               (1)
                                   -
          NAME             GRANTED (2)   FISCAL YEAR     PRICE        DATE           5%             10%
          ----             -----------   -----------     -----        ----           --             ---
 Nanette Pattee Francini     15,000         6.8%         $2.6875      2/8/2006        $29,933      $68,730
 Mark S. Spino               15,000          6.8          2.6875      2/8/2006         29,933       68,730
 Philip J. Swain             25,000         11.3          2.6875      2/8/2006         49,889      114,550
 Timothy M. O'Brien          15,000          6.8          2.6875      2/8/2006         29,933       68,730
 Timothy M. O'Brien           5,000          2.3          2.7500    10/31/2006          9,665       23,535
-----------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionee is possible without an increase in the price of the Company's stock which will benefit all stockholders commensurately.
    without an increase in the price of
    the Company's stock, which will benefit all stockholders commensurately.

(2) All of such options are governed by the Company's 1994 Stock Incentive Plan


      The following table provides information with respect to unexercised stock options as of December 31, 1996. None of the Named Executive Officers exercised stock options during the last fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                                   VALUE OF ALL
                                   NUMBER OF UNEXERCISED                         UNEXERCISED IN-
                                       OPTIONS UNDER                            THE-MONEY OPTIONS
                                      THE OPTION PLAN                             AT FY-END (2)
                                       EXERCISABLE/                               EXCERCISABLE/
           NAME                      UNEXERCISABLE(1)                             UNEXERCISABLE
           ----                      ----------------                             -------------
 John M. Gibbons                      162,508/62,492                                 $0/$0
 Nanettte Pattee  Francini                  0/15,000                             $0/$2,812
 Mark S. Spino                              0/15,000                             $0/$2,812
 Philip J. Swain                            0/25,000                             $0/$4,688
 Timothy M. O'Brien                     8,333/36,667                             $0/$3,438

-----------------

(1)   All such options are governed by the Company's 1994 Stock Incentive Plan.

(2) An in-the-money option is an option which has an exercise price for the common stock which is lower than the fair market value of the common stock on a specified date. The fair market value of the common stock on December 31, 1996, was $2.875, which was the closing price per share on the American Stock Exchange on such date.

EMPLOYMENT AGREEMENTS

      Effective August 10, 1994, the Company entered into Employment Agreements with D. Michael Talla, as Chief Executive Officer, and Nanette Pattee Francini, as Executive Vice President, each of which expire on December 31, 2000. Certain terms of Mr. Talla's employment agreement were amended by the Board of Directors as of February 27, 1995. The Agreements provide for annual compensation of $200,000 payable to Mr. Talla, and $120,000 payable to Ms. Pattee Francini, subject to upward adjustment at the discretion of the Board of Directors. The Company may terminate either Employment Agreement without penalty for cause or upon the disability of the affected employee.

      The Employment Agreements with Mr. Talla and Ms. Pattee Francini summarized above entitle each employee to annual performance bonuses in the discretion of the Board of Directors, to be paid within 120 days for Mr. Talla and 150 days for Ms. Pattee Francini following the end of each fiscal year. The Employment Agreements also include severance provisions which entitle each executive officer to severance pay if his or her employment is terminated by the Company without cause; if the employee dies or is disabled; or if the employee terminates the Agreement as a result of a material breach by the Company of its obligations thereunder (six months' pay for Ms. Pattee Francini and twelve months' pay for Mr. Talla). In addition, the Employment Agreements provide Mr. Talla and Ms. Pattee Francini with additional severance benefits upon the occurrence of any one of the following events without the approval of a majority of the Board of Directors: (i) the consolidation or merger of the Company with any other corporation or other entity; (ii) the sale or other transfer of all or substantially all of the assets of the Company; (iii) the approval by the stockholders of the Company of a plan of liquidation or dissolution of the Company; (iv) any person becomes the beneficial owner directly or indirectly of 25% or more of the Company's outstanding common stock; or (v) a change occurs in the composition of a majority of the Board of Directors of the Company (unless approved by two-thirds of the Board of Directors of the Company). If at any time within two years after the occurrence of any one of the foregoing events Mr. Talla's or Ms. Pattee Francini's employment is terminated (other than for cause, incapacity or death), or Mr. Talla or Ms. Pattee Francini elects to terminate his or her employment for "good reason" (as that term is defined in the Agreements), he or she is entitled to receive severance compensation equal to the lesser of: (i) the maximum amount which does not constitute a "parachute payment" as defined in
Section 280G of the Internal Revenue Code of 1986, as amended; or (ii) an amount equal to three times the aggregate of (A) his or her base annual salary then in effect, (B) the car allowance, club memberships and dues, and insurance benefits paid for the employee during the one-year period immediately prior to termination, and (C) bonuses accrued but unpaid through the date of termination of employment. Under the Agreements, "good reason" means the assignment of any duties inconsistent with the employee's position or any other action which diminishes the employee's position, authority or duties, which determination shall be made in good faith by the employee. If the employment of Mr. Talla or Ms. Pattee Francini were terminated within such period as a result of the occurrence of any of the foregoing events (assuming that neither would be entitled to any performance bonus), the aggregate approximate amounts payable to Mr. Talla and Ms. Francini would be $679,035 and $393,834, respectively.

      Effective as of July 1, 1995, the Company entered into an Employment Agreement with John M. Gibbons, which expires June 30, 1998. The Employment Agreement provides for annual base compensation of $200,000, subject to annual review and upward adjustment at the discretion of the Board of Directors. In addition to his base salary Mr. Gibbons is entitled to participate in any management bonus program the Board of Directors may implement from time to time. The Employment Agreement also includes a severance provision which entitles Mr. Gibbons to receive payments equal to his base compensation until the earlier of 12 months following the date of his termination date or the expiration of the agreement, if his employment is terminated prior to the expiration date other than for cause or by Mr. Gibbons himself. Mr. Gibbons will be paid $25,000 each year through March 1997 for living expenses and $7,800 each year as an auto allowance payable in equal semi-monthly installments. Pursuant to the terms of the Employment Agreement, the Compensation Committee of the Board of Directors, effective July 1, 1995, granted Mr. Gibbons an option to purchase 225,000 shares of the Company's common stock at an exercise price of $5.00 per share ("Option Shares"). One-third of the Option Shares became immediately vested upon the grant with the remaining two-thirds vesting in 24 equal monthly installments commencing October 21, 1995. Upon any merger, acquisition or other reorganization in which the Company is not the surviving corporation, or upon a change in control of the Company, the Option Shares will be fully exercisable. Concurrent with the grant of these options to purchase shares of common stock, options for the purchase of 225,000 shares of common stock which were granted to Mr. Gibbons on February 27, 1995 at a price of $9.00 per share were canceled.

      Effective April 24, 1996, the Compensation Committee of the Board of Directors amended the employment agreement to lower the exercise price of the Option Shares to $3.00 per share, the fair market price of a share of the Company's common stock, as evidenced by the closing price on the American Stock Exchange on April 24, 1996. In exchange, Mr. Gibbons agreed to waive 50% of the $100,000 bonus that was to be paid to him in 1996 pursuant to the terms of his employment agreement. In addition, payment of 50% of the remaining bonus was deferred until the second quarter of 1997.

      The Company does not have written employment agreements with Messrs. Spino, Swain, and O'Brien who currently receive annual base salaries of $117,500, $132,000, and $122,800 respectively.

COMPENSATION OF DIRECTORS

      Effective February 1995, non-employee directors of the Company are entitled to receive an annual fee of $10,000 and a fee of $500 for each meeting attended. Non-employee directors who are members of the Audit Committee or Compensation Committee are entitled to receive $500 for each meeting they attend. In addition, non-employee directors receive 1,000 shares of the Company's common stock each year pursuant to the Company's 1994 Stock Compensation Plan. Messrs. Licklider, Turner and Veru currently serve on the Board as non-employee directors. The Company provides Mr. Licklider with health insurance under its group insurance plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. Amounts paid to directors were $36,000 during 1995 and $37,026 during 1996. Under the Stock Compensation Plan an aggregate of 8,000 shares of common stock were issued to non-employee directors through December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The executive compensation for the Company is administered by the Compensation Committee of the Board, whose members are currently Messrs. Turner and Veru. None of these individuals has ever been an officer or employee of the Company. Prior to entering into a consulting agreement with the Company in August 1996, Mr. Licklider also served as a member of the Compensation Committee.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 1, 1997, regarding the beneficial ownership of the Company's common stock, by (i) each person known by the Company to be the beneficial owner of more than five percent of its common stock; (ii) each director; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law.

                                                                     NUMBER OF
                                                                       SHARES      PERCENT OF
                           NAME OF                                  BENEFICIALLY  OUTSTANDING
                     BENEFICIAL OWNER(1)                               OWNED       SHARES (7)
                     -------------------                               -----       ----------
     D. Michael Talla (2) (3) . . . . . . . . . . . . . . . . .       4,872,238     42.83 %
     The Licklider Living Trust
        dated May 2, 1986 . . . . . . . . . . . . . . . . . . .       1,285,562     11.32 %
     Mona Talla (2) (3) . . . . . . . . . . . . . . . . . . . .       4,872,238     42.83 %
     Nanette Pattee Francini (2) (3)  . . . . . . . . . . . . .       4,872,238     42.83 %
     Mark S. Spino (2) (3)  . . . . . . . . . . . . . . . . . .       4,872,238     42.83 %
     Phil Swain (2) (3) . . . . . . . . . . . . . . . . . . . .       4,872,238     42.83 %
     The Jared R. Talla
        Irrevocable Trust dated
        January 4, 1993 (2) (3) . . . . . . . . . . . . . . . .       4,872,238     42.83 %
     The Brett M. Talla
        Irrevocable Trust dated
        January 4, 1993 (2) (3) . . . . . . . . . . . . . . . .       4,872,238     42.83 %
     John M. Gibbons (4)  . . . . . . . . . . . . . . . . . . .         228,005      1.97 %
     Dennison Veru  . . . . . . . . . . . . . . . . . . . . . .          11,000         ***
     Timothy M. O'Brien (5) . . . . . . . . . . . . . . . . . .          21,666         ***
     Andrew Turner  . . . . . . . . . . . . . . . . . . . . . .          53,000         ***
     All directors and executive officers as a group
        (9 persons) (6) . . . . . . . . . . . . . . . . . . . .       6,471,471     55.86 %
--------------

***   Less than one percent.

(1) The address of each of the foregoing persons is 11100 Santa Monica Boulevard, Suite 300, Los Angeles, California 90025.

(2) Includes shares with respect to which the named beneficial owner shares voting power pursuant to a voting agreement which requires each party to vote their shares in the manner determined by a majority of all holders. The agreement is effective until October 20, 2004 or until terminated by persons holding 66-2/3% of the common stock held by all persons subject to the agreement. Mr. Talla, Mona Talla, The Jared R. Talla Irrevocable Trust dated January 4, 1993, The Brett M. Talla Irrevocable Trust dated January 4, 1993, Ms. Pattee Francini, Mr. Spino and Mr. Swain are record owners of 3,956,487, 30,953, 70,362, 70,362, 286,107, 237,969, and
      201,664 shares of the Company's common stock, respectively. Mr. Talla (including members of his immediate family and trusts for their benefit) is the record owner of 4,128,164 shares.

(3) Includes 18,334 shares of common stock issuable within 60 days upon the exercise of options granted to Ms. Pattee Francini, Mr. Spino and Mr. Swain under the Company's 1994 Stock Incentive Plan. Ms. Pattee Francini and Mr. Spino each hold options exercisable for 5,000 shares and Mr. Swain holds options exercisable for 8,334 shares.

(4) Includes 35,500 shares owned by Mr. Gibbons, 5,000 shares owned by Mr. Gibbons' spouse and 187,505 shares of common stock issuable within 60 days upon the exercise of options granted under the Company's 1994 Stock Incentive Plan.

(5) Includes 21,666 shares of common stock issuable within 60 days upon the exercise of options granted under the Company's 1994 Stock Incentive Plan.

(6) Includes 227,505 shares of common stock issuable within 60 days upon the exercise of options granted under the Company's 1994 Stock Incentive Plan.

(7) All shares not currently outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Outstanding Shares" held by the holder thereof, but are not deemed to be outstanding for the purpose of computing the "Percent of Outstanding Shares" held by any other shareholder, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS


      The Company possesses a 50.1% interest in the partnership which owns The Sports Club/LA; Mr. Talla owns the remaining 49.9% interest. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of The Sports Club/LA's net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to the Company (the "Priority Distribution"). All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. In addition, the partnership agreement provides the Company with an option to purchase Mr. Talla's interest for an amount equal to the product of four times the amount of distributions received by Mr. Talla in the year immediately preceding the year in which the option is exercised.

      The property on which the Sports Connection/West Hollywood is located is leased from a partnership in which Mr. Talla and his affiliates hold a controlling interest. The lease expires in August 2022, provides for monthly rental payments of $48,228, provides for increases in rent based upon increases in the CPI, and requires the lessee to pay all taxes, utilities, insurance and maintenance. In November 1996, the Company sold its interest in the Sports Connection/West Hollywood and the purchaser of the Club assumed the lease payable to Mr. Talla.

      As of December 31, 1996, Mr. Talla is either the guarantor of, or the named debtor with respect to, approximately $245,000 in debts of the Company. The Company has agreed with Mr. Talla to make all payments due with respect to all such debts, and to indemnify him with respect to all costs incurred in connection therewith. These debts have been reflected in the Company's financial statements.

      In April 1996, The Company's Board of Directors approved a renewal of the loan to Mr. Talla in the amount of $600,000, secured by 384,000 shares of the Company's common stock. The loan is due and payable on April 3, 1997 and bears interest at 6.8%. Upon the payment of all accrued interest, the Company intends to renew the loan for another year in exchange for a pledge of shares of the Company's common stock. The number of shares pledged as security will be determined by the common stock's fair market value, but in no event will the value of the shares pledged be less than two times the amount of the loan.

      Effective August 1, 1996, Mr. Licklider entered into a consulting agreement with the Company pursuant to which Mr. Licklider will receive $10,000 per month plus reimbursement for reasonable and necessary expenses. The Agreement has a one year term and expires July 31, 1997. Under the terms of the Agreement, Mr. Licklider must provide the Company with a minimum of 60 hours of service per month outside the normal scope of his duties as a director. Effective with the commencement of the consulting agreement, Mr. Licklider resigned from the audit and compensation committees of the Board of Directors.

      The Company has entered into agreements with its directors and officers providing for the indemnification of such directors and officers by the Company to the maximum extent permitted under Delaware law, in the event such persons are the subject of lawsuits or otherwise suffer losses as a result of their activities on behalf of the Company. These agreements include, among other things, indemnity for judgments and settlements in derivative actions, prompt payment of legal expenses in advance of indemnification and equitable contribution by the Company in certain instances in the event a director or officer is not entitled to full indemnification. In addition, the indemnification agreements between the Company and Messrs. Talla and Licklider provide that the Company shall indemnify them against any losses incurred as a result of guarantees extended for the benefit of the Company or any of the Clubs. Currently, Mr. Licklider does not guarantee any indebtedness.

      The Company believes that each of the foregoing transactions has been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All transactions between the Company and any of its directors or officers are subject to the approval of the disinterested directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)        (1) Financial Statements filed as part of this Report are listed in
               Item 8 of this Report.

           (2) No financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

           (3) The following exhibits are filed as part of this Report.



 EXHIBIT
 NUMBER       EXHIBIT
 ------       -------
 3.1          Restated Certificate of Incorporation of the Registrant.*

 3.2          Bylaws of the Registrant.*

 3.3          Amendment to Bylaws dated February 1, 1995.**

 4.1          Specimen Common Stock Certificate.*

 9.1          Voting Agreement among D. Michael Talla, Nanette Pattee Francini, Mark S.
              Spino, Peter Feinstein, Philip J. Swain and FP II.*

 10.1         1994 Stock Incentive Plan.*#

 10.2         Form of Stock Option Agreement.*#

 10.3         Form of Stock Purchase Agreement.*#

 10.4         1994 Stock Compensation Plan.*#

 10.5         Form of Indemnification Agreement between the Registrant and its directors and certain officers.*

 10.6         Indemnification Agreement between the Registrant and D. Michael Talla.*

 10.7         Indemnification Agreement between Registrant and Rex A. Licklider.*

 10.8         Employment Agreement between Registrant and D. Michael Talla.*#

 10.9         Employment Agreement between the Registrant and Nanette Pattee Francini.*#

 10.10        Promissory Notes executed by D. Michael Talla dated November 5, 1991 in favor of World Trade Bank, N.A., and related Loan Agreement dated June 24, 1992, as amended.*

 EXHIBIT
 NUMBER       EXHIBIT
 ------       -------
 10.11        Promissory Note executed by Agoura Hills/Spectrum Club dated March 29, 1994 in favor of Hawthorne Savings and Loan Association.*

 10.12        Ground Lease of premises for the Howard Hughes Center/Spectrum Club located at
              6833 Park Terrace, Los Angeles, California dated November 15, 1991 as amended
              August 20, 1992 and August 21, 1992 and as assigned February 4, 1994.*

 10.13        Entertainment Center Lease of premises for the Spectrum Club/Century City located at 2040 Avenue of the Stars, Los Angeles, California, dated January 1,
              1969 as amended August 17, 1970, May 19, 1971, December 23,
              1974, February 23, 1979, May 1, 1984 and  June 14, 1984.*

 10.14        Lease of premises for the Spectrum Club/Century City located at 2040 Avenue of the Stars dated January  7, 1992, as amended May 12, 1992, and
              Consent to Sublease dated February 4, 1992.*

 10.15        Lease of premises for the Spectrum Club/Water Garden located at 2425 W. Olympic
              Boulevard, Santa Monica, California dated July 1, 1992.*

 10.16        Athletic Facility Lease of premises for the Spectrum Club/Manhattan Beach located at 2250 Park Place, El Segundo, California dated
              January 3, 1986, as amended January 3, 1986, October 17, 1986,
              March 1, 1987, March 31, 1988 and July 29, 1990.*

 10.17        Lease of premises for Reebok Sports Club/NY located at 160 Columbus Avenue, New
              York, New York 10023 dated June 3, 1992.*

 10.18        Sublease of premises for the Spectrum Club/Santa Monica located at 1815
              Centinela Avenue, Santa Monica, California dated October 31, 1991.*

 10.19        Lease of premises for The Sports Connection/Santa Monica located at 2929 31st
              Street, Santa Monica, California dated May 2, 1978, as amended October 20,
              1978, April 13, 1979, September 27, 1982, August  14, 1984,
              January 15, 1989 and February 19, 1992 and as assigned June 28, 1978 and
              April 1, 1979.*

 10.20        Lease of premises for The Sports Connection Valley Ltd. located at 17401
              Ventura Blvd., Encino, California dated May 15, 1991, as
              amended February 14, 1992 and September 17, 1993.*

 10.21        Agreement of Purchase and Sale between MKDG/RHODES SC Partnership and Rex
              Licklider dated November 19, 1993, as amended November 19, 1993, December 10,
              1993, December 31, 1993, and February  18, 1994.*

 10.22        Master Agreement among Bally's Health & Tennis Corporation, Health and Tennis
              Corporation of America, Bally's S.C. Management, Inc. (collectively, The "Bally
              Group"), Talla Holding Company, and other limited partnerships
              (collectively, the "Talla Group") dated January 22, 1993.*

 10.23        Memorandum Agreement among The Bally Group, the Talla Group, Bally's HHC
              Partner, Inc., B.T. Howard Hughes Center Partnership, D.
              Michael Talla and Holiday Health Clubs of California dated
              February 4, 1994.*

 10.24        Secured Note executed by Talla Holding Company, D. Michael Talla, and certain limited partnerships in favor of Bally's Health & Tennis
              Corporation dated February 4, 1994.*

 EXHIBIT
 NUMBER       EXHIBIT
 ------       -------
 10.25        Joint Venture Agreement for Sports Connection - ES/MB between El Segundo-TDC,
              Ltd. and Continental El Segundo Corporation effective as of January 3, 1986.*

 10.26        Restated Agreement of Limited Partnership of El Segundo-TDC, Ltd., as amended.*

 10.27        Assignment Agreement effective as of October 2, 1989 among D. Michael Talla,
              ES/MB, Ltd. and El Segundo-TDC, Ltd.*

 10.28        Assignment Agreement effective as of October 2, 1989, among ES/MB, Ltd., the
              Spectrum Club/MB and El Segundo-TDC, Ltd.*

 10.29        Agreement of Limited Partnership of R-SC/NY, Ltd.*

 10.30        Management Agreement effective as of June 3, 1992, between R-SC/NY, Ltd. and
              Pontius Realty, Inc.*

 10.31        License Agreement between Reebok Fitness Centers, Inc. and R-SC/NY, Ltd. dated
              June 3, 1992.*

 10.32        Agreement of Purchase and Sale and Joint Escrow Instructions entered between
              Hawthorne Savings and Loan Association and Agoura Hills/Spectrum Club, Inc.
              effective as of April 14, 1994.*

 10.33        Lease of premises for the Sports Connection/Costa Mesa located at 1301 Newport
              Blvd., Costa Mesa, California, dated January 16, 1985, as amended March 14,
              1994.*

 10.34        Commercial Lease of premises for the Sports Connection/Beverly Hills located at
              8612-24 and 880 Westbourne Drive, Los Angeles, California dated January 1980, amended March 4, 1980, July 27, 1981, June 4, 1985 and as amended and assigned
              September 29, 1987.*

 10.35        Building lease of premises for the Sports Connection/South Bay located at 21345
              Hawthorne Boulevard, Torrance, California dated December 13, 1978, as amended
              December 13, 1978, July 23, 1979 as modified by letter agreement July 29, 1979 and February 18, 1981, as subleased and amended December 1, 1982, and as assigned September 26, 1988.*

 10.36        Lease of premises for the Sports Connection/Long Beach located at 3030
              Bellflower Boulevard, Long Beach, California dated February 18, 1993.*

 10.37        First Amendment to Joint Venture Agreement for Sports Connection - ES/MB dated
              January 3, 1986.*

 10.38        Form of Membership Agreements for the Sports Clubs, Spectrum Clubs and Sports
              Connections.*

 10.39        Third Amendment to Lease of premises for the Howard Hughes Center/Spectrum Club located at 6833 Park Terrace, Los Angeles, California dated April 11, 1994.*

 10.40        Letter Agreement regarding R-SC/NY dated June 3, 1992.*

 10.41        Club Management Contract for the Spectrum Club/Manhattan Beach dated January 3,
              1986, as amended January 3, 1986 and September 17, 1987 and as assigned June
              30, 1992.*

 10.42        Amendment to Lease for the Sports Connection Valley Ltd. premises dated January
              6, 1994.*

 EXHIBIT
 NUMBER       EXHIBIT
 ------       -------
 10.43        Amendment to Agreement of Purchase and Sale between MKDG/Rhodes SC Partnership and Rex Licklider dated May 3, 1994.*

 10.44        Agreement of Limited Partnership of NY-SC, Ltd. dated as of April 29, 1992, as amended July 1, 1992.*

 10.45        Sixth Amended and Restated Agreement of Limited Partnership of L.A./Irvine
              Sports Clubs. Ltd., dated June 30, 1992.*

 10.46        Agreement of Limited Partnership of The Sports Connection/Century City, dated
              January 15, 1992, as amended July 1, 1992.*

 10.47        Assignment of Contract Rights Between Rex Licklider and Sports Club, Inc.,
              dated as of June 21, 1994.*

 10.48        Memorandum of Agreement between Reebok Fitness Centers, Inc. and the Company dated as of June 3, 1992.*

 10.49        Seventh Amendment and Restated Agreement of Limited Partnership of L.A./Irvine
              Sports Club, Ltd., a Calfornia Limited Partnership.*

 10.50        First Amendment to Seventh Amended and Restated Agreement of Limited
              Partnership of L.A./Irvine Sports Club, Ltd., a California Limited
              Partnership.*

 10.51        Form of Option Agreement by and between D. Michael Talla, an individual, TTO
              Partners, a California Limited Partnership, and Sports Club, Ltd., a California
              Corporation, relating to L.A./Irvine Sports Club, Ltd., a California Limited
              Partnership.*

 10.52        Master Lease dated September 29, 1987, between Scott Cameron, The Sports
              Connection, Beverly Hills and West Hollywood Development Company.*

 10.53        Form of Membership Agreement for The Sports Club/LA.*

 10.54        Form of Membership Agreement for the Reebok Sports Club/NY.*

 10.55        Promissory Note dated June 17, 1993, issued by Talla Development Company to
              Teachers Retirement System of the State of Illinois, in the amount of
              $164,382.60.*

 10.56        Settlement Agreement dated February 23, 1993 by and among Sepulveda Office
              Partners, L.P., The Sports Connection-Van Nuys, Jackson Sports Limited, Inc.
              and D. Michael Talla.*

 10.57        Amended and Restated Agreement of Limited Partnership of TTO Partners, a
              California Limited Partnership, dated June 30, 1992, as amended January 1,
              1993, January 4, 1993 and February 12, 1994 and as assigned January 1, 1993.*

 10.58        Letter Agreement dated October 11, 1994, by and between MKDG Rhodes/SC
              Partnership, a General Partnership, and Rex Licklider, including a $5,500,000 promissory note and deed of trust to be delivered concurrently with the consummation of the Offering.*

 10.59        Guarantee by Marvin Davis in favor of L.A./Irvine Sports Club, Ltd., which became effective with the consummation of the Offering.*

 10.60        First Amended and Restated Agreement of Limited Partnership of Reebok-Sports
              Club/NY, Ltd. dated as of October 12, 1994.*

 EXHIBIT
 NUMBER       EXHIBIT
 ------       -------
 10.61        Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company dated October 12, 1994.*

 10.62        Amendment to First Amended and Restated Agreement of Limited Partnership of
              Reebok-Sports Club/NY, Ltd. dated as of October 12, 1994.*

 10.63        Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective with the consummation of the Offering.*

 10.64        License Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective with the consummation of the Offering.*

 10.65        Assignment and First Amendment of Lease between Watergarden Associates, The
              Sports Connection Watergarden and Agoura Hills/Spectrum Club, Inc. which became effective with the consummation of the Offering.*

 10.66        Assignment Agreement effective as of October 21, 1994 among The Sports Club
              Company, Inc. and Jackson Sports Limited, Inc.**

 10.67        Sixth Amendment to Athletic Facility Lease of premises for the Spectrum
              Club/Manhattan Beach located at 2250 Park Place, El Segundo, California, dated
              November 28, 1994.**

 10.68        Assignment of Limited Partnership Interests in El Segundo-TDC, Ltd. between Dr.
              Jerome Friedland and The Spectrum Club Company, Inc. dated as of February 17,
              1995.**

 10.69        Promissory Note executed by L.A./Irvine Sports Clubs, Ltd. in favor of
              MKDG/Rhodes SC Partnership, dated October 20, 1994.**

 10.70        Employment Agreement between the Registrant and John M. Gibbons.**#

 10.71        First Amendment to Employment Agreement between Registrant and D. Michael
              Talla, dated February 27, 1995. ***#

 10.72        Amended and Restated Employment Agreement between Registrant and John M.
              Gibbons, dated July 14, 1995. ***#

 10.73        Secured Promissory Note and Security Agreement in connection therewith between
              Registrant as Payee and D. Michael Talla as payor, both dated April 3, 1995.***

 10.74        Office Sublease of premises located at 11100 Santa Monica Boulevard, Suite 300,
              Los Angeles, California effective as of January 15, 1995.***

 10.75        Athletic Club lease by and between The Spectrum Club Company, Inc. and The
              Newhall Land and Farming Company dated as of January 22, 1996.***

 10.76        Settlement Agreement by and among Lincoln Metrocenter Partners, L.P., Reebok-
              Sports Club/NY, Ltd., Talla New York, Inc., RFC, Inc., and LMP Health Club Co.
              dated as of December 28, 1995 and Promissory Notes in connection therewith.***

 10.77        Credit Agreement and related Exhibits by and between The Sports Club Company,
              Inc. and HealthFitness Organization of America, Inc. dated as of November 28,
              1995.***

 10.78        Notification to HealthFitness Organization of America, Inc.'s shareholders of
              The Sports Club Company, Inc.'s exercise of its option to acquire shares of
              HealthFitness Organization of America, Inc. dated as of November 28, 1995.***

 EXHIBIT
 NUMBER       EXHIBIT
 ------       -------
 10.79        Second Amendment to Promissory Note dated November 5, 1991 between World Trade
              Bank, N.A. and D. Michael Talla, dated September 28, 1995.***

 10.80        Loan Agreement between AT&T Commercial Finance Corporation and L.A./Irvine
              Sports Clubs, Ltd. dated March 9, 1996.***

 10.81        First Amendment to Loan Agreement between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd., dated March 12, 1996.***

 10.82        401-K Profit Sharing Plan and related Group Annuity Contract No. GA-P K522 and
              Group Separate Account Annuity Contract No. GA-P K523, both with Nationwide
              Life Insurance Company with an effective date of February 1, 1996.

 10.83        First Amendment to Restated Employment Agreement between Registrant and John M.
              Gibbons dated as of April 24, 1996.#

 10.84        Asset Purchase Agreement among 24 Hour Fitness, Inc., The Sports Connection
              Holding Company, and Registrant dated as of November 1, 1996.

 10.85        Management Agreement by and between Registrant and C.I.T.E. Design Corp. dated as of May 2, 1996.


 10.86        Consulting Agreement by and between Registrant and Rex A. Licklider dated as of
              August 1, 1996.#

 10.87        Letter Agreement by and between Registrant and WPI.Koll Asia Pacific Advisors dated as of October 9, 1996.

 10.88        Second Amendment to Loan Agreement and related documents between AT&T
              Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd. dated as of
              October 11, 1996.

 10.89        Termination Agreement by and among Bally Total Fitness Holding Corporation,
              Bally Total Fitness Corporation, Bally's S.C. Management, Inc., The Sports
              Connection Holding Company and Registrant dated October 31, 1996.

 10.90        Fourth Amendment to Athletic Club Lease dated December 11, 1996, by and between
              Howard Hughes Properties, Limited Partnership, a Delaware limited partnership and The Spectrum Club Company, Inc.

 10.91        Agreement by and among Reebok-Sports Club/NY Ltd., Talla New York, Inc., RFC,
              Inc., LMP Health Club Co., Millennium Entertainment Partners, L.P. and
              Registrant dated as of December 30, 1996.

 10.92        Letter Agreement between Millennium Entertainment Partners, L.P. and the
              Registrant dated as of March 13, 1997.

 10.93        Loan Agreement entered into by and among the Registrant, The Spectrum Club
              Company, Inc., Pontius Realty, Inc., Sports Club, Inc. of California, Irvine
              Sports Club, Inc., HealthFitness Organization of America, Inc., L.A./Irvine
              Sports Club, Ltd., Talla New York, Inc., SCC Sports Club, Inc. and Sumitomo
              Bank of California dated as of March 20, 1997.

  21.1        Subsidiaries of the Registrant.

_________________

#    Compensation agreement or plan.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, declared effective on October 13, 1994 (SEC file No. 33- 79552).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1995 (SEC file No. 1-13290).

*** Incorporated by reference to the Registrant's Annual Report or Form 10-K, filed with the Securities and Exchange Commission on March 29, 1996 (SEC file No. 1-3290).

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c) Exhibits

                               INDEX TO EXHIBITS
                                 SEQUENTIALLY

 EXHIBIT                                                                             NUMBERED
 NUMBER       EXHIBITS                                                                 PAGE
 10.82        401-K Profit Sharing Plan and related Group Annuity Contract No.
              GA-P K522 and Group Separate Account Annuity Contract No. GA-P
              K523, both with Nationwide Life Insurance Company with an
              effective date of February 1, 1996.

 10.83        First Amendment to Restated Employment Agreement between
              Registrant and John M. Gibbons dated as of April 24, 1996.#

 10.84        Asset Purchase Agreement among 24 Hour Fitness, Inc., The Sports
              Connection Holding Company, and Registrant dated as of November
              1, 1996.

 10.85        Management Agreement by and between Registrant and C.I.T.E.
              Design Corp. dated as of May 2, 1996.


 10.86        Consulting Agreement by and between Registrant and Rex A.
              Licklider dated as of August 1, 1996.#

 10.87        Letter Agreement by and between Registrant and WPI.Koll Asia
              Pacific Advisors dated as of October 9, 1996.

 10.88 Second Amendment to Loan Agreement and related documents between AT&T Commercial Finance Corporation and L.A./Irvine Sports
              Clubs, Ltd. dated as of October 11, 1996.

 10.89        Termination Agreement by and among Bally Total Fitness Holding
              Corporation, Bally Total Fitness Corporation, Bally's S.C.
              Management, Inc., The Sports Connection Holding Company and
              Registrant dated October 31, 1996.

 10.90 Fourth Amendment to Athletic Club Lease dated December 11, 1996, by and between Howard Hughes Properties, Limited Partnership, a
              Delaware limited partnership and The Spectrum Club Company, Inc.

 10.91        Agreement by and among Reebok-Sports Club/NY Ltd., Talla New
              York, Inc., RFC, Inc., LMP Health Club Co., Millennium
              Entertainment Partners, L.P. and Registrant dated as of December
              30, 1996.

 10.92        Letter Agreement between Millennium Entertainment Partners, L.P.
              and the Registrant dated as of March 13, 1997.

 10.93        Loan Agreement entered into by and among the Registrant, The
              Spectrum Club Company, Inc., Pontius Realty, Inc., Sports Club,
              Inc. of California, Irvine Sports Club, Inc., HealthFitness
              Organization of America, Inc., L.A./Irvine Sports Club, Ltd.,
              Talla New York, Inc., SCC Sports Club, Inc. and Sumitomo Bank of
              California dated as of March 20, 1997.

 21.1         Subsidiaries of the Registrant.

_________________

      #             Compensation agreement or plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1997.


                                        THE SPORTS CLUB COMPANY, INC.



                                        /s/ D. Michael Talla
                                        -----------------------------------
                                        D. Michael Talla,
                                        Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


 Signature                                 Title                                    Date
-----------                                ------                                   -----
 /s/ D. Michael Talla                      Chairman of the Board                    March 26, 1997
---------------------------                 and Chief Executive Officer
 D. Michael Talla

 /s/ Timothy O'Brien                       Chief Financial Officer                  March 26, 1997
---------------------------                 (Principal Financial and
 Timothy O'Brien                            Accounting  Officer)


 /s/ Rex A. Licklider                      Vice Chairman of the Board               March 26, 1997
---------------------------
 Rex A. Licklider


 /s/ John M. Gibbons                       President, Chief Operating Officer       March 26, 1997
---------------------------                 and Director
 John M. Gibbons


 /s/ Nanette Pattee Francini               Director                                 March 26, 1997
---------------------------
 Nanette Pattee Francini


 /s/ Andrew L. Turner                      Director                                 March 26, 1997
---------------------------
 Andrew L. Turner


 /s/ Dennison Veru                         Director                                 March 26, 1997
---------------------------
 Dennison Veru

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Sports Club Company, Inc.:

We have audited the accompanying consolidated financial statements of The Sports Club Company, Inc. and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the December 31, 1996 balance sheet of Reebok-Sports Club/NY (SC/NY), a partnership which is 50.1 percent owned by the Company. The balance sheet of SC/NY reflects total assets constituting 13 percent of 1996 consolidated total assets. Prior to December 30, 1996, the Company's interest in SC/NY was 40 percent. The equity interest in the net earnings of SC/NY for 1995 and 1996 were immaterial. The 1996 balance sheet of SC/NY was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SC/NY, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                       KPMG PEAT MARWICK LLP

Los Angeles, California
March 13, 1997
  except for the last paragraph of note 5
  which is as of March 20, 1997

                         THE SPORTS CLUB COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1996
                       (In thousands, except share data)


                                     ASSETS                                               1995         1996
                                                                                         -------      --------
Current assets:
  Cash and cash equivalents, includes $727 escrowed
      construction funds in 1996                                                          $1,545        $4,146
  Accounts receivable, net of allowance for doubtful accounts
      of  $39 and $57 in 1995 and 1996, respectively                                       1,323         1,376
  Inventories                                                                                401           395
  Other current assets                                                                       370           381
  Due from affiliates                                                                      3,508         1,043
                                                                                         -------       -------
       Total current assets                                                                7,147         7,341

Property and equipment, net                                                               59,956        72,736
Equity interest in unconsolidated subsidiaries                                             4,478           529
Costs in excess of net assets acquired, less accumulated amortization of
   $215 and $454  in 1995 and 1996, respectively                                          10,136        13,552
Organizational costs and other assets, net                                                 1,389         1,426
                                                                                         -------       -------
                                                                                         $83,106       $95,584
                                                                                         =======       =======

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and capitalized
     lease obligations                                                                    $1,890        $2,470
  Accounts payable                                                                         2,021         1,431
  Accrued liabilities                                                                      2,165         3,113
  Deferred membership revenues                                                             4,742         6,548
                                                                                         -------       -------
       Total current liabilities                                                          10,818        13,562

Notes payable and capitalized lease obligations,
  less current installments                                                               31,023        36,027
Deferred lease obligations                                                                   691         3,309
Minority interest                                                                            600         1,000
                                                                                         -------       -------
       Total liabilities                                                                  43,132        53,898

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value 1,000,000 shares authorized;
    no shares issued or outstanding                                                            -             -
  Common stock, $.01 par value, 40,000,000 shares authorized; 11,355,000 and
    11,358,000 shares issued and outstanding at December 31, 1995 and
    1996, respectively                                                                       114           114
  Additional paid-in capital                                                              37,044        37,052
  Retained earnings                                                                        2,816         4,520
                                                                                         -------       -------
       Total shareholders' equity                                                         39,974        41,686
                                                                                         -------       -------
                                                                                         $83,106       $95,584
                                                                                         =======       =======

          See accompanying notes to consolidated financial statements.

                         THE SPORTS CLUB COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   Three-Year Period ended December 31, 1996
                    (In thousands, except per share amounts)





                                                                     1994        1995            1996
                                                                     ----        ----            ----
Revenues                                                             $18,846     $36,092         $37,422

Operating expenses:
  Direct                                                              10,525      22,727          23,432
  Selling, general and administrative                                  3,166       5,288           6,052
  Depreciation and amortization                                        1,510       2,775           2,490
                                                                     -------     -------         -------
    Total operating expenses                                          15,201      30,790          31,974
                                                                     -------     -------         -------
       Income from operations                                          3,645       5,302           5,448

Other income (expense):
  Interest                                                            (1,213)     (2,600)         (2,682)
  Minority interests                                                     (29)       (150)           (150)
  Equity interest in net income of unconsolidated subsidiaries           641         845             573
  Loss on sale of Sports Connections                                       0           0            (300)
                                                                     -------     -------         -------
    Total other income (expense)                                        (601)     (1,905)         (2,559)
                                                                     -------     -------         -------
     Income before income taxes                                        3,044       3,397           2,889

Provision for income taxes                                               460       1,393           1,185
                                                                     -------     -------         -------
      Net income                                                       2,584       2,004           1,704

Pro forma income tax adjustment (unaudited) - provision
  for income taxes incremental to historical taxes                       784           0               0
                                                                     -------     -------         -------
      Net income after pro forma income
        tax adjustment (1994 unaudited)                              $ 1,800     $ 2,004         $ 1,704
                                                                     =======     =======         =======

Net income per share after pro forma income
   tax adjustment  (1994 unaudited)                                    $0.23       $0.18           $0.15
                                                                     =======     =======         =======



          See accompanying notes to consolidated financial statements.

                         THE SPORTS CLUB COMPANY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three-Year Period ended December 31, 1996
                                 (In thousands)



                                                                               Common Stock         Additional
                                                             Partners'     --------------------     Paid-in      Retained
                                                               Capital      Shares        Value     Capital      Earnings
                                                             ----------     -------       ------    ---------    ---------
Partners' capital at January 1, 1994                             $2,897           -       $   -       $    -         $    -
  Net income                                                      1,772           -           -            -            812
  Contributions                                                     398           -           -            -              -
  Distributions and redemptions of partnership interests         (2,902)          -           -            -              -
  Exchange of partnership interest for common stock              (2,165)      6,850          69        2,096              -
  Issuance of common stock in connection with
       initial public offering                                        -       4,500          45       34,919              -
                                                                -------      ------        ----      -------         ------
Balance, December 31, 1994                                            -      11,350         114       37,015            812
  Net income                                                          -           -           -            -          2,004
  Issuance of common stock to outside directors                       -           5           -           29              -
                                                                -------      ------        ----      -------         ------
Balance, December 31, 1995                                            -      11,355         114       37,044          2,816
  Net income                                                          -           -           -            -          1,704
  Issuance of common stock to outside directors                       -           3           -            8              -
                                                                -------      ------        ----      -------         ------
Balance, December 31, 1996                                      $     -      11,358        $114      $37,052         $4,520
                                                                =======      ======        =====     =======         ======





          See accompanying notes to consolidated financial statements.

                         THE SPORTS CLUB COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three-Year Period ended December 31, 1996
                                 (In thousands)

                                                                              1994             1995            1996
                                                                              -----            ----            -----
Cash flows from operating activities:
  Net income                                                                $2,584           $2,004          $1,704
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                         1,510            2,775           2,490
       Accrued management fees                                                   -             (502)            (97)
       Equity interest in net income of unconsolidated subsidiaries           (641)            (845)           (573)
       Distributions from unconsolidated subsidiaries                          258              320             623
       Stock issued as directors' fees                                           -               29               8
       Loss on sale of Sports Connections                                        -                -             300
       (Increase) decrease in:
            Accounts receivable, net                                          (172)             (23)            149
            Inventories                                                         18               42             105
            Other current assets                                               402             (106)            (12)
       Increase (decrease) in:
            Accounts payable                                                   665            1,012            (816)
            Accrued liabilities                                                975             (654)            227
            Deferred membership revenues                                    (1,753)            (898)           (694)
            Deferred lease obligations                                         379              312             211
                                                                          --------          -------        --------
                 Net cash provided by operating activities                   4,225            3,466           3,625

Cash flows from investing activities:
  Capital expenditures                                                        (381)            (929)         (2,788)
  Business acquisitions, net of cash acquired                              (27,906)          (1,255)         (2,118)
  Proceeds from sale of Sports Connections                                       -                -           3,569
  Sale (purchase) of other non-operating assets                             (1,116)             (33)             95
                                                                          --------          -------        --------
                 Net cash used for investing activities                    (29,403)          (2,217)         (1,242)

Cash flows from financing activities:
  (Increase) decrease in due from affiliates                                  (318)          (2,658)            540
  Proceeds from notes payable and capital lease obligations                    714                -          23,371
  Repayments of notes payable and capital lease obligations                 (5,085)          (2,058)        (23,693)
  Net proceeds from sale of common stock                                    35,564                -               -
  Capital contributions by partners                                            398                -               -
  Distributions and redemptions of partnership interests                    (1,262)             (30)              -
                                                                          --------          -------        --------
                 Net cash provided by (used for)  financing activities      30,011           (4,746)            218
                                                                          --------          -------        --------
                 Net increase (decrease) in cash and cash equivalents        4,833           (3,497)          2,601
Cash and cash equivalents at beginning of year                                 209            5,042           1,545
                                                                          --------          -------        --------
Cash and cash equivalents at end of year                                  $  5,042          $ 1,545        $  4,146
                                                                          ========          =======        ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                  $  1,021          $ 2,585        $  3,068
                                                                          ========          =======        ========
  Cash paid during the year for income taxes                              $      -          $ 1,473        $    590
                                                                          ========          =======        ========

Non-cash activities:
  Redemption of partnership interests by issuance of notes payable        $  1,213          $     -        $      -
  Redemption of partnership interests by decrease in other assets              427                -               -
  Capital expenditures financed                                                  -              982             158

          See accompanying notes to consolidated financial statements.

                         THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996


1. ORGANIZATION

The Sports Club Company, Inc. (the "Company") was formed on February 15, 1994. In order to facilitate an initial public offering of common stock in October 1994, the Company issued 6,850,000 shares of common stock to the owners of The Spectrum Club Company (predecessor company) in exchange for their 100% ownership interests in The Spectrum Club Company. This transaction ("Exchange Transaction") has been accounted for under the principles of reorganization accounting and therefore The Spectrum Club Company's operating results for periods prior to October 1994 are presented as the predecessor company. The Spectrum Club Company was engaged in the management and development of health and fitness facilities located in Southern California. The Spectrum Club Company developed principally two distinct athletic club products serving different markets; Spectrum Clubs and Sports Connections. The products were differentiated by the level of amenities and services, diversity of facilities and fees charged. The Spectrum Club concept generally serves an upscale market in comparison to the Sports Connections which served the lower end of the fitness market.

Commencing March 1, 1993, under a joint venture agreement between Bally's Health and Tennis Corporation (Bally's) and The Spectrum Club Company, Bally's began managing the Sports Connections. Since Bally's assumed financial and operating control for the Sports Connections, the results of operations are not included in the accompanying consolidated financial statements and the Company had recorded its investment under the equity method of accounting. In November 1996, the Company sold its interest in certain Sports Connection clubs to Fitness Holding, Inc. d/b/a 24 Hour Fitness. The Company received cash proceeds of approximately $4.6 million. The management agreement with Bally's was terminated simultaneously with this transaction in consideration of a termination fee of $1.0 million.

Concurrent with the completion of the initial public offering, the Company entered into an employment agreement with D. Michael Talla as its Chief Executive Officer. The Company has recorded certain compensation to Mr. Talla in the accompanying consolidated financial statements as if his current employment agreement was in effect during the year ended December 31, 1994.

The pro forma financial information included on the consolidated statements of operations is provided to illustrate the effects on the consolidated historical financial information had the Company operated as a taxable corporation and reflects the issuance of 6,850,000 shares of common stock for purposes of presenting pro forma net income per share.

In October 1994, the Company completed its initial public offering of 4,500,000 shares of common stock. The net proceeds of such sale were primarily used to acquire majority control of The Sports Club/LA and The Sports Club/Irvine. These Clubs have been developed as "urban country clubs" offering a full range of services and amenities primarily to affluent health conscious individuals.

The Reebok Sports Club/NY, which the Company manages and in which it initially owned a 40% partnership interest, is in New York City and opened in April 1995. The Company's investment had been accounted for under the equity method of accounting. On December 30, 1996, the Company acquired an additional 10.1% ownership interest and, the Company will begin including the financial condition and operating results of the Reebok Sports Club/NY in its consolidated financial statements as of that date. The balance sheet of Reebok-Sports Club/NY has been consolidated with and into the Company's financial statements at December 31, 1996.

On November 30, 1995, the Company acquired 100% of the common stock of HealthFitness Organization of America, Inc. ("HFA"). HFA provides integrated wellness and musculoskeletal healthcare programs at The Sports Club/LA, The Sports Club/Irvine and Spectrum Club/Agoura Hills.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform to the presentation used in 1996.

Revenue Recognition

Annual dues are deferred and recognized as revenues evenly over the term of the related membership agreement, which is primarily a twelve month term. New membership initiation fees are recognized as revenue as sold (typically cash is received at the time of sale). Membership initiation fees aggregated $1,058,000, $2,435,000 and $2,146,000 for the years ended December 31, 1994,
1995 and 1996, respectively. Included in accounts receivable at December 31, 1995 and 1996 are amounts related to membership revenues aggregating $526,000 and $642,000, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents At December 31, 1996, cash and cash equivalents include $727,000 of escrowed construction funds.

Inventories

Inventories are stated at the lower of cost or market using the average cost method.

Depreciation and Amortization

Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements. Loan costs are amortized over the terms of the related loans and organizational costs are amortized over five years.

Predevelopment Costs

Predevelopment costs consist of architectural and feasibility expenditures incurred for certain prospective health and fitness projects. Projects are reviewed periodically by management for viability. Should a project be deemed not viable for construction, such related costs are charged to operations at the time of determination. The Company has predevelopment costs for a Sports Club in Houston, Texas in the amount of $53,000 at December 31, 1996.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Company's financial position, results of operation or liquidity.

Intangible Assets

The costs in excess of net assets of acquired businesses resulting from the acquisitions referred to in Note 3 are being amortized on a straight-line basis over a period of 40 years. The Company periodically evaluates the carrying value of intangible assets and, considers the ability to generate positive cash flow through undiscounted future operating cash flows of the acquired operation as the key factor in determining whether the assets have been impaired. The Company has not experienced an impairment of value of any of its intangible assets as of December 31, 1996.

Equity Interest in Unconsolidated Subsidiaries

At December 31, 1995, equity interest in unconsolidated subsidiaries consisted of the 40% general partnership interest in the Reebok-Sports Club/NY, a 46.1% interest in a Spectrum Club located in Manhattan Beach, California, and the Company's interest in the Sports Connections included in the joint venture agreement with Bally's. The Company sold its interest in the Sports Connections during 1996. On December 30, 1996, the Company acquired controlling interest in the Reebok-Sports Club/NY and therefore this Club's balance sheet is included in the Company's consolidated balance sheet as of December 31, 1996 and the results of the Reebok-Sports Club/NY will be included in the Company's consolidated statement of operations from the date of acquisition.

The Company allocates profits and losses on a basis defined in the various partnership agreements. Operating losses in the Reebok-Sports Club/NY in 1995 were allocated 99% to the limited partners and 1% to the Company. Operating profits in 1996 were allocated 99% to the limited partners and 1% to the Company. Summary financial information of unconsolidated subsidiaries is as follows: (The December 31, 1996 balance sheet information only includes the accounts of the Spectrum Club/Manhattan Beach since the Sports Connections were sold and the Reebok-Sports Club/NY is now included in the consolidated balance sheet.)

                                                 Years ended December 31,
                                                  -----------------------
                                                  1995               1996
                                                  ----               ----
                                                   (Amounts in thousands)
Revenues  . . . . . . . . . . . . . . . . .    $ 26,510           $ 28,698
Net income (loss) . . . . . . . . . . . . .        (887)             1,576

                                                  December 31,
                                                 -------------
                                                       1995                1996
                                                       ----                ----
                                                         (Amounts in thousands)
Current assets  . . . . . . . . . . . . . . . . .   $ 1,214                $  522
Non-current assets  . . . . . . . . . . . . . . .    18,658                 2,653
                                                    -------                ------
Total assets  . . . . . . . . . . . . . . . . . .   $19,872                $3,175
                                                    =======                ======

Current liabilities . . . . . . . . . . . . . . .   $ 4,153                $1,444
Non-current liabilities . . . . . . . . . . . . .     7,422                   539
Total liabilities . . . . . . . . . . . . . . . .    11,575                 1,983
Partners' capital . . . . . . . . . . . . . . . .     8,297                 1,192
                                                    -------                ------
Total liabilities and partners' capital . . . . .   $19,872                $3,175
                                                    =======                ======

Income Taxes

Prior to the October 1994 Exchange Transaction, the Company consisted of a series of partnerships; accordingly no provisions for federal or state income taxes were recorded, and the liability for such taxes was passed through to the respective partners.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

Net income per share is computed by dividing net income by the weighted average number of common and dilutive common share equivalents (consisting of stock options) outstanding during the period. Common stock equivalents are not included when their effect would be antidilutive. The number of shares used for this computation was 7,836,000, 11,353,000 and 11,355,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reporting of assets and liabilities, the disclosure of any contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 1996. The carrying amounts related to cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

3. ACQUISITIONS

On October 20, 1994, the Company acquired a controlling interest in The Sports Club/LA and The Sports Club/Irvine (the "Sports Club Acquisition") in exchange for $27.7 million in cash and a promissory note in the amount of $5.5 million. The Company also assumed a $23.2 million note in connection with this acquisition. This acquisition was accounted for as a purchase. Accordingly, the operations of The Sports Club/LA and The Sports Club/Irvine are included in the accompanying statement of operations from the date of acquisition. The purchase price was primarily allocated to property and equipment, and the balance of approximately $7.0 million was recorded as costs in excess of net assets acquired.

On November 30, 1995, the Company acquired 100% of the stock of HealthFitness Organization of America, Inc. ("HFA"). The acquisition was accounted for as a purchase. Accordingly, the operations of HFA are included in the accompanying statement of operations from the date of acquisition.

On December 30, 1996, the Company acquired an additional 10.1% interest in The Reebok-Sports Club/NY partnership for $2,525,000 which brings the Company's total ownership to 50.1%. This acquisition was accounted for as a purchase and accordingly, the operations of the Club will be included in the consolidated
statement of operations from the date of acquisition.   The Company's
consolidated balance sheet as of December 31, 1996 includes the acquired assets and liabilities of the Reebok-Sports Club/NY. Goodwill of approximately $3.8 million resulted due to this transaction. (See also note 11).

The following pro forma financial data present the Company's unaudited pro forma statement of operations for the years ended December 31, 1995 and 1996, giving effect to the Reebok-Sports Club/NY acquisition as if the transaction had occurred on January 1, 1995. The operations of HFA, on a pro forma basis, are not material to the consolidated statement of operations, accordingly, its impact has been excluded from the following pro forma presentation. The unaudited pro forma condensed statements of operations do not purport to represent what the Company's actual results of operations would have been had such transactions in fact occurred on such date. The unaudited pro forma condensed statements of operations also do not purport to project the results of operations of the Company for any future period.

                                                                          (Unaudited)
                                                                     Year ended December 31,
                                                                     -----------------------
                                                                    1995                 1996
                                                                    ----                 ----
                                                              (in thousands, except per share data)
Revenues                                                              $ 45,536           $ 52,545
Operating expenses                                                      43,370             48,023
                                                                      --------           --------
Income from operations                                                   2,166              4,522
Other expenses                                                             904              3,024
                                                                      --------           --------
Income before provision for income taxes                                 1,262              1,498
Provision for income taxes                                                 518                615
                                                                      --------           --------
Net income                                                            $    744           $    883
                                                                      ========          =========
Net income per share                                                  $    .07           $    .08
                                                                      ========           ========
Weighted average number of common shares outstanding                    11,353             11,355
                                                                    ==========          =========

4. PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation, and summarized as follows at December 31:


                                                  1995           1996      Estimated useful lives
                                                  ----           ----      ----------------------
                                                    (Amounts in thousands)
Land                                         $  9,744       $ 10,234
Building and improvements                      47,967         58,076          31.5 to 40 years
Furniture, fixtures and equipment               4,995          9,126          5 to 7 years
                                             --------       --------
                                               62,706         77,436
Less accumulated depreciation and
amortization                                    2,750          4,700
                                             --------       --------
Net property and equipment                   $ 59,956       $ 72,736
                                             ========       ========


Equipment under capital leases was $1,911,000 and $2,056,000 and related accumulated amortization was $649,000 and $1,008,000 at December 31, 1995 and 1996, respectively.

5. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

Notes payable and capitalized lease obligations are summarized as follows at December 31:

                                                                     1995          1996
                                                                    -----         -----
                                                                 (Amounts in thousands)
 The Sports Club/LA note (a)                                   $ 22,104          $ 23,070
 The Sports Club/Irvine note (b)                                  5,500             5,375
 Spectrum Club/Agoura Hills note (c)                              2,550             2,550
 Secured bank notes (d)                                             629               245
 Equipment financing and capitalized
 lease obligations(e)                                             1,494             4,303
 Other notes payable (f)                                            636             2,954
                                                               --------          --------
                                                                 32,913            38,497
 Less current installments                                        1,890             2,470
                                                               --------          --------
                                                               $ 31,023          $ 36,027
                                                               ========          ========

(a) The Sports Club/LA note was assumed from the seller as part of the Sports Club Acquisition. The note was secured by land, building improvements and the building of The Sports Club/LA, with interest at the rate of 10% and required monthly payments aggregating $264,000 with a balloon payment of approximately $22 million on December 31, 1996. On March 9, 1996, the Company refinanced that note with another lender. In October, 1996, the Company increased the note by $500,000 in order to purchase a parcel of land adjacent to the Club. The new loan bears interest at the rate of 10.63% and requires monthly payments of approximately $262,000 with a balloon payment of approximately $17.5 million on April 1, 2003. If certain conditions exist, the Company may extend the term of the loan by five years. The note is secured by all the assets of The Sports Club/LA and requires the Club to maintain a debt service coverage ratio, as defined, of 1.4 to 1.0.

(b) The Sports Club/Irvine note was issued to the seller as partial consideration for the Sports Club Aquisition. The note is secured by land, equipment, building improvements and the building of The Sports Club/Irvine, bears interest at 6%, and requires quarterly principal payments of $125,000, which commenced in November 1996, and a balloon payment of $4.0 million on November 1, 1999.

(c) The Spectrum Club/Agoura Hills note was issued by a savings and loan association to complete the Company's acquisition of the Spectrum Club/Agoura Hills. The note is secured by land, equipment, building improvements and the building of the Spectrum Club/Agoura Hills. The note bears interest at the rate of 6% through February 1997 and 8.5% thereafter. Payments of interest only are required through April 1997, thereafter monthly principal and interest payments of $20,107 are required through the note's maturity in April 2024.

(d) The secured bank notes are secured by an assignment of the Company's common stock owned by the Company's Chairman and CEO. These notes bear interest between 0.5% above the bank's prime interest rate (10.25% and 9.75% at December 31, 1995 and 1996 respectively) and the bank's prime interest rate. The notes require varying monthly payments with the final payment due June 1997.

(e) The equipment financing and capitalized lease obligations are secured by the furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over five years with effective interest rates between 8% to 14%.

(f) Other notes payable in 1996 include a $2.5 million note from the Reebok-Sports Club/NY ("Partnership") to Millennium Entertainment Partners L.P., a limited partner in the Partnership. The note bears interest at the rate of 10% and is repayable as net cash flow of the Partnership is available, with a final maturity in December 1999.

Future minimum annual principal payments at December 31, 1996, are as follows (in thousands):

1997  . . . . . . . . . . . . . . . . . . . . . . . .         $  2,470
1998  . . . . . . . . . . . . . . . . . . . . . . . .            2,311
1999  . . . . . . . . . . . . . . . . . . . . . . . .            8,862
2000  . . . . . . . . . . . . . . . . . . . . . . . .            2,166
2001  . . . . . . . . . . . . . . . . . . . . . . . .            1,549
Thereafter  . . . . . . . . . . . . . . . . . . . . .           21,139
                                                              --------
                                                              $ 38,497
                                                              ========

On March 20, 1997, the Company entered into a $5.0 million loan agreement. The agreement provides a $3.0 million revolving line of credit for working capital and new club development and a $2.0 million non-revolving line for funding mergers and acquisitions. The revolving line of credit will bear interest at the Bank's prime rate plus .5% over a two year term. The non-revolving line will convert to a term-loan payable over three years with interest at prime plus 1.0%. The loans are unsecured, however, the Company is prohibited from pledging any of its assets except for normal furniture, fixture and equipment financing. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratio requirements.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain facilities pursuant to various operating lease agreements. The club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 23 years, including renewal options, with the earliest expiration date of November 1998. Future minimum noncancelable operating lease payments as of December 31, 1996 including the lease for the Spectrum Club in Valencia, expected to commence in 1998, are as follows (in thousands):


Year ending December 31:
     1997 . . . . . . . . . . . . . . . . . . . . . .         $  6,126
     1998 . . . . . . . . . . . . . . . . . . . . . .            8,019
     1999 . . . . . . . . . . . . . . . . . . . . . .            7,912
     2000 . . . . . . . . . . . . . . . . . . . . . .            7,672
     2001 . . . . . . . . . . . . . . . . . . . . . .            7,608
     Thereafter . . . . . . . . . . . . . . . . . . .           92,338
                                                              --------
          Total minimum lease payments  . . . . . . .         $129,675
                                                              ========

Rent expense for facilities and equipment aggregated $1,465,000, $1,805,000 and $1,960,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Litigation

In August of 1995, Century City Spectrum ("CCS"), a subsidiary of the Company, closed the Century City Spectrum Club. In connection with the bankruptcy of the landlord, CCS's rights under the lease related to this Club were acquired by Century Entertainment Center, L.P. ("Century"). On August 10, 1995, CCS filed an action against Century alleging a breach of the lease by the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The Cross-Complaint seeks in excess of $800,000 through December 1995, plus rent thereafter of approximately $39,000 per month. The trial court ruled CCS's right of first refusal cannot be asserted against Century. CCS's primary remaining defense is based upon Century's obligation to re-lease the subject space.

In addition, CCS may appeal the trial court's ruling following trial. The Company is contesting the action against it as guarantor on the basis that its obligations were exonerated or do not inure to the benefit of Century.
However, there can be no assurance that the Company will not be held liable for all amounts found to be due to Century from CCS. Such liability could have a material adverse effect upon the Company.

The Company is also involved in various claims and lawsuits incidental to its business, including claims arising from accidents and disputes with landlords. However, in the opinion of management the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the financial condition, cash flow or operations of the Company.

Employment Agreements

The Company currently has employment agreements with three key executive officers which expire in 1998 and 2000. The agreements provide the executives with a base compensation and, in the event of certain conditions, a severance payment not to exceed three times each executive's annual compensation.

7. INCOME TAXES

The provision for income taxes, including the pro forma income tax adjustment for income taxes incremental to historical taxes in 1994, consists of the following:

                                                Year ended December 31,
                                               -----------------------
                                    1994               1995               1996
                                    ----               ----               ----
                                             (Amounts in thousands)
 Federal . . . . . . . . . . . .  $  951           $1,047                $  916
 State . . . . . . . . . . . . .     293             346                    269
                                  ------         --------                ------
                                  $1,244           $1,393                $1,185
                                  ======           ======                ======

The Company's statements of operations reflect $460,000 as a provision for income taxes in the year ended December 31, 1994. This amount represents the federal and state tax liability incurred after October 20, 1994, the date of the issuance of 6,850,000 shares to the partners of The Spectrum Club Company. Prior to that date, the Company's earnings resulted from a series of partnerships, accordingly, no provision for federal or state income taxes was made as the liability for such taxes passed through to the respective partners. The pro forma unaudited income tax expense presented represents the estimated income taxes which would have been reported had the Company been subject to federal and state income taxes as a taxable corporation.

Income tax expense (pro forma in 1994) differs from the statutory tax rate as applied to income before income taxes as follows:

                                                             Year ended December 31,
                                                             -----------------------
                                                     1994            1995                1996
                                                     ----            ----                ----
                                                             (Amounts in thousands)
 Expected federal income tax expense  . . . . .   $ 1,035           $ 1,155           $    982
 State income taxes, net of federal benefit . .       209               238                203
                                                ---------          --------           --------
                                                  $ 1,244           $ 1,393            $ 1,185
                                                  =======           =======            =======

Upon the completion of the Exchange Transaction, the Company recorded deferred tax assets aggregating $100,000 relating to temporary differences in the recognition of certain accrued expenses and depreciation and amortization costs. The Company's deferred tax assets and liabilities at December 31, 1995 were approximately $500,000 and $130,000, respectively, compared with approximately $416,000 and $25,000 at December 31, 1996. The Company's valuation allowance for deferred taxes was approximately $370,000 and $391,000 at December 31, 1995 and 1996, respectively. The Company's most significant temporary differences relate to differences in the bases, depreciable lives and depreciation methods of property and equipment and cost in excess of net assets acquired for tax and financial reporting purposes.

8. STOCK PLANS

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company implemented the statement during the year ended December 31, 1996.

At December 31, 1996, the Company had an employee stock option plan which is described below. The Company applied APB Opinion No. 25 in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below (in thousands of dollars, except per share amounts):

                                                              1995        1996
                                                              ----        ----
   Net Earnings:
         As reported . . . . . . . . . . . . . . .         $ 2,004     $ 1,704
         Pro forma . . . . . . . . . . . . . . . .           1,839       1,534
   Earnings per share:
         As reported . . . . . . . . . . . . . . .           $ .18       $ .15
         Pro forma . . . . . . . . . . . . . . . .             .16         .14


The fair value of all option grants for the Company's plan are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1995 and 1996, respectively: dividend yield of 0%, and 0%; expected volatility of 40.0%, and 51.3%; risk-free interest rates of 6.5%, and 7.0%; and expected lives of 7.5 years, and 7.0 years.

In May 1994 the Company instituted the 1994 Stock Incentive Plan (the "Plan") which reserved 1,000,000 shares of common stock. The Plan authorizes the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights.

Options allow for the purchase of common stock at prices determined by the Company's Compensation Committee. Incentive stock options must be granted at a price at least equal to the fair market value of a share of common stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Options granted under the Plan may, at the election of the Compensation Committee, become exercisable in installments. All options will expire on the tenth anniversary of the grant date.

A summary of the status of Company stock options in all its stock-based plans as of December 31, 1996 and 1995 and changes during the year then ended is presented below:

                                                      1995                        1996
                                          -----------------------------   -----------------------
                                                           Weighted-                    Weighted
                                                           Average                       Average
                                                           Exercise                      Exercise
                                           Shares           Price            Shares       Price
                                           ------           -----            ------       -----
Outstanding at beginning of year                                            297,000        $5.06
Granted                                     522,000          $6.76          220,500         2.66
Canceled                                    225,000           9.00           25,000         3.18
                                            -------                          ------
Outstanding at end of year                  297,000           5.06          492,500         3.17
                                            =======                         =======

Options exercisable at year-end              93,753           5.00          185,505         3.28
                                             ======                         =======

Weighted-average fair value of
options granted during the year.                              2.37                          1.75

The following table summarizes information about stock options outstanding at December 31, 1996:


                                             Weighted
                                              Average
                                             Remaining
   Exercise             Number              Contractual               Options
    Prices            Outstanding          Live (Years)             Exercisable
    ------            -----------          ------------             -----------
   $2.5625                72,500               9.40                      -
     2.6875               70,000               9.17                      -
     2.7500               58,000               9.83                      -
     3.0000              225,000               8.58                   162,508
     5.2500               67,000               8.25                    22,997
                        --------                                     --------
                         492,500               9.05                   185,505
                         =======                                      =======


Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair market value of the common stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 1996, no SAR's have been granted.

Rights to purchase shares of common stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair market value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 1996, no purchase rights have been granted.

In July 1994, the Company instituted its 1994 Stock Compensation Plan for the purpose of compensating outside directors by issuing them shares of the Company's common stock as part of their directors' fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 5,000 and 3,000 shares were issued to outside directors in 1995 and 1996, respectively.

9. RELATED PARTY TRANSACTIONS

Due from affiliates are summarized as follows at December 31:

                                                               1995            1996
                                                                ----            ----
                                                                     (In thousands)
Note receivable from the Company's CEO, including interest
 at 5.3%, due on April 3, 1997.  Secured by a pledge of
 384,000 shares of the Company's common stock . . . . . . .    $  631           $  624

Note receivable from the Reebok-Sports Club/NY, interest
 at 10%, payable quarterly, principal repayable as net cash
 flow of the partnership is available (1) . . . . . . . . .     1,500               --

Accrued management fees from the Reebok-Sports Club/NY
 interest at 10%, payable as net cash flow of the partnership
 is available (1) . . . . . . . . . . . . . . . . . . . . .       502               --

Advances to affiliates made in the normal course of business,
 payable on demand  . . . . . . . . . . . . . . . . . . . .       875              419
                                                               ------           ------
                                                               $3,508           $1,043
                                                               ======           ======


(1) Effective December 30, 1996, the Company acquired a controlling interest in the Reebok-Sports Club/NY. The note receivable and accrued management fees are eliminated in the presentation of the Company's consolidated financial condition at December 31, 1996.

The Company manages the operation of the Spectrum Club/Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $27,447 per month plus 4.5% of the Club's gross revenues for managing this Club.

The Company also manages the operations of the Reebok Sports Club/NY and receives a fee of approximately 5.5% of the gross monthly collections, as defined.

10. CONCENTRATION OF CREDIT RISK

The Company markets its products principally to customers in Southern California and New York City. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

11. SUBSEQUENT EVENTS

On March 13, 1997, the Company entered into an agreement to sell 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). MEP curently owns a 9.9% Partnersip interest in the Reebok-Sports Club/NY Partnership. The Company will receive $5.0 million in cash, MEP's 9.9% Partnership interest, a $2.5 million note due from the Partnership and MEP's rights to certain accrued management fees due from the Partnership in exchange for the newly issued shares. The Company also announced it signed a letter of intent to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by an affiliate of MEP. Consumation of the agreements is expected in April 1997, but is subject to certain conditions including the negotiation of leases for the Washinton D.C. and San Francisco, California Sports Clubs.