Form 10-Q
period 1997-03-31
SPORTS CLUB CO INC
filed 1997-05-12
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997
                            COMMISSION FILE # 1-13290

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

                                                          Shares
                                                      Outstanding at
                   Class                                May 9, 1997
         -----------------------------        ------------------------------
         Common stock, $.01 par value                    11,358,000

                         THE SPORTS CLUB COMPANY, INC.

                                     INDEX


                                                                                       PAGE
    PART I.           FINANCIAL INFORMATION

       ITEM 1.        FINANCIAL STATEMENTS  (UNAUDITED)

                      Condensed Consolidated Balance Sheets -                            3
                       December 31, 1996 and March 31, 1997

                      Condensed Consolidated Statements of Operations -                  4
                       Three Months ended March 31, 1996 and 1997

                      Condensed Consolidated Statements of Cash Flows -                  5
                       Three Months ended March 31, 1996 and 1997

                      Notes to Condensed Consolidated Financial Statements               6


       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  9
                      CONDITION AND RESULTS OF OPERATIONS


    PART II.          OTHER INFORMATION                                                 13

    SIGNATURES                                                                          14

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                          December 31,      March 31,
                                                                                              1996            1997
                                                                                              ----            ----
                                                           ASSETS
Current assets:
    Cash and cash equivalents                                                             $  4,146         $  3,145
    Accounts receivable, net of allowance for doubtful accounts
      of $57 and $155 at December 31, 1996 and March 31, 1997                                1,376            1,528
    Inventories                                                                                395              467
    Other current assets                                                                       381              467
    Due from affiliates                                                                      1,043              876
                                                                                          --------         --------
         Total current assets                                                                7,341            6,483

Property and equipment, at cost, net of accumulated depreciation and
    amortization of $4,700 and $5,445 at December 31, 1996 and March 31, 1997               72,736           73,245
Equity interest in unconsolidated subsidiary                                                   529              524
Costs in excess of net assets acquired, less accumulated amortization
    of $454 and $542 at December 31, 1996 and March 31, 1997                                13,552           13,464
Other assets, at cost, net                                                                   1,426            1,498
                                                                                          --------         --------
                                                                                          $ 95,584         $ 95,214
                                                                                          ========         ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of notes payable and capitalized
       lease obligations                                                                  $  2,470         $  2,380
    Accounts payable                                                                         1,431            1,006
    Accrued liabilities                                                                      3,113            3,473
    Deferred membership revenues                                                             6,548            6,754
                                                                                          --------         --------
         Total current liabilities                                                          13,562           13,613

Notes payable and capitalized lease obligations,
    less current installments                                                               36,027           35,482
Deferred lease obligations                                                                   3,309            3,221
Minority interest                                                                            1,000              924
                                                                                          --------         --------
    Total liabilities                                                                       53,898           53,240

Commitments and contingencies

Shareholders' equity:

    Preferred stock, $.01 par value, 1,000,000 shares authorized;
         no shares issued or outstanding                                                        --               --
    Common stock, $.01 par value, 40,000,000 shares authorized;
         11,358,000 shares issued and outstanding at
         December 31, 1996 and March 31, 1997                                                  114              114
    Additional paid-in capital                                                              37,052           37,052
    Retained earnings                                                                        4,520            5,086
    Less: Treasury stock, at cost, 60,487 shares                                                --             (278)
                                                                                          --------         --------
         Total shareholders' equity                                                         41,686           41,974
                                                                                          --------         --------
                                                                                          $ 95,584         $ 95,214
                                                                                          ========         ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  March 31,
                                                                            1996             1997
                                                                            ----             ----
Revenues                                                                 $  9,306          $ 14,056

Operating expenses:
   Direct                                                                   5,941            10,054
   Selling, general and administrative                                      1,452             1,561
   Depreciation and amortization                                              616               912
                                                                         --------          --------
        Total operating expenses                                            8,009            12,527
                                                                         --------          --------
             Income from operations                                         1,297             1,529

Other income (expense):
   Interest                                                                  (657)             (801)
   Minority interests                                                         (38)               38
   Equity interest in net income of unconsolidated subsidiary                  91               175
                                                                         --------          --------
             Income before income taxes                                       693               941

Provision for income taxes                                                    284               358
                                                                         --------          --------
             Net income                                                  $    409          $    583
                                                                         ========          ========

Net income per share                                                     $   0.04          $   0.05
                                                                         ========          ========

Weighted average number of common shares outstanding                       11,355            11,348
                                                                         ========          ========


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        March 31,
                                                                                   1996          1997
                                                                                   ----          ----
Cash flows from operating activities:
    Net income                                                                  $    409       $    583
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                               616            912
         Accrued management fees                                                    (199)            --
         Equity interest in net income of unconsolidated subsidiary                  (91)          (175)
         Distributions from unconsolidated subsidiary                                184            180
         Minority interest in New York Partnership                                     -            (76)
         (Increase) decrease in:
              Accounts receivable, net                                                 9           (152)
              Inventories                                                             11            (72)
              Other current assets                                                  (246)          (232)
         Increase (decrease) in:
              Accounts payable                                                      (579)          (425)
              Accrued liabilities                                                    324            360
              Deferred membership revenues                                          (111)           206
              Deferred lease obligations                                              79            (88)
                                                                                --------       --------
                   Net cash provided by operating activities                         406          1,021

Cash flows from investing activities:
    Capital expenditures                                                            (410)        (1,259)
    Stock re-purchase                                                                 --           (295)
                                                                                --------       --------
                   Net cash used for investing activities                           (410)        (1,554)

Cash flows from financing activities:
    (Increase) decrease in due from affiliates                                      (361)           167
    Proceeds from notes payable and capital lease obligations                     23,029             --
    Repayments of notes payable and capital lease obligations                    (22,360)          (635)
                                                                                --------       --------
                   Net cash provided by (used for) financing activities              308           (468)
                                                                                --------       --------
                   Net increase (decrease) in cash and cash equivalents              304         (1,001)
Cash and cash equivalents at beginning of period                                   1,545          4,146
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $  1,849       $  3,145
                                                                                ========       ========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $    731       $    833
                                                                                ========       ========
    Cash paid for income taxes                                                  $    159       $    202
                                                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996 AND MARCH 31, 1997

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim period set forth herein. All such adjustments are of a normal and recurring nature. The results for the three month period ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARY

         Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in its joint venture agreement relating to this unconsolidated subsidiary. Summary financial information of the Spectrum Club/Manhattan Beach is as follows:

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                        1996                  1997
                                                                        ----                  ----
                                                                           (Amounts in thousands)

           Revenues ..............................                       $ 1,369            $1,589
           Net income ............................                           212               379

                                                                     December 31,           March 31,
                                                                        1996                  1997
                                                                        ----                  ----
                                                                           (Amounts in thousands)
           Current assets ........................                       $   522           $   641
           Non-current assets ....................                         2,653             2,644
                                                                          ------            ------
             Total assets ........................                        $3,175            $3,285
                                                                          ======            ======

           Current liabilities....................                        $1,444            $1,590
           Non-current liabilities................                           539               524
                                                                          ------            ------
             Total liabilities....................                         1,983             2,114
           Partners' capital......................                         1,192             1,171
                                                                          ------            ------
                                                                          $3,175            $3,285
                                                                          ======            ======

3. RELATED PARTY TRANSACTIONS

          Due from affiliates are summarized as follows:

                                                                                                  December 31,    March 31,
                                                                                                      1996          1997
                                                                                                      ----          ----
                                                                                                    (Amounts in thousands)

           Note receivable from the Company's CEO, with interest payable at
                5.3%, was due on April 3, 1997. This note was canceled and a new note due April 3, 1998, was issued, secured by a pledge of
                300,000 shares of the Company's common stock...............................         $    624         $  632

           Advances to affiliates made in the normal course of business, payable on
                demand.....................................................................              419            244
                                                                                                    --------         -------
                                                                                                    $  1,043         $  876
                                                                                                    ========         ======

         The Company manages the operation of the Spectrum Club/Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $33,332 per month plus 4.5% of the Club's gross revenues for managing this Club.

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         Notes payable and capitalized lease obligations are summarized as follows:


                                                                      December 31,      March 31,
                                                                          1996             1997
                                                                      ------------      ---------

                                                                           (Amounts in thousands)

         The Sports Club/LA note.....................                   $ 23,070         $ 22,896
         The Sports Club/Irvine note.................                      5,375            5,250
         The Spectrum Club/Agoura Hills note.........                      2,550            2,549
         Secured bank notes..........................                        245              154
         Equipment financing and
           capitalized lease obligations.............                      4,303            4,059
         Other notes payable.........................                      2,954            2,954
                                                                        --------         --------
                                                                          38,497           37,862
         Less current installments...................                      2,470            2,380
                                                                        --------         --------
                                                                        $ 36,027         $ 35,482
                                                                        ========         ========


         The Company also has a $3.0 million revolving line of credit for working capital and new club development and a $2.0 million non-revolving line for funding mergers and acquisitions. No amounts are outstanding under these agreements.

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

7.  RECENT DEVELOPMENTS

         On March 13, 1997, the Company entered into an agreement to sell 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). MEP currently owns a 9.9% Partnership interest in the Reebok-Sports Club/NY Partnership. The Company will receive $5.0 million cash, MEP's 9.9% Partnership interest, a $2.5 million note due from the Partnership and MEP's rights to certain accrued management fees due from the Partnership in exchange for the newly issued shares. The Company also announced it signed a letter of intent to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by an affiliate of MEP. Consummation of the agreements is expected in May 1997, but is subject to certain conditions including the negotiation of leases for the Washington D.C. and San Francisco, California Sports Clubs.

           The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" (FAS 128), in February 1997 which is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common stockholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company's consolidated financial statements reflect the operations of The Sports Clubs, The Spectrum Clubs and HealthFitness Organization of America, Inc. ("HFA"). The Reebok-Sports Club/NY was accounted for under the equity method of accounting until December 30, 1996, at which time the Company acquired a majority ownership position and the operations of Reebok-Sports Club/NY were consolidated with and into the Company. The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

      The comparability of the Company's operating results, financial condition and capital requirements is impacted by the transaction described above and the number of clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

      Revenues for the three months ended March 31, 1997, were $14.1 million, compared to $9.3 million in 1996, an increase of $4.8 million or 51.0%. The increase resulted primarily from revenue from Reebok Sports Club/NY, which was consolidated into the Company's revenues following the acquisition of a controlling interest in the Club on December 30, 1996. Revenue growth from HFA also contributed to the overall increase.

      Direct operating expenses increased to $10.1 million in the three months ended March 31, 1997, versus $5.9 million in 1996. The increase resulted primarily from the addition of operating expenses at Reebok Sports Club/NY. Direct operating expenses as a percentage of revenues increased to 71.5% in 1997 compared to 63.8% in 1996 due to lower margins at Reebok Sports Club/NY. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

      Selling, general and administrative expenses were $1.6 million in the three months ended March 31, 1997, versus $1.5 million in 1996. The Company's general and administrative costs increased by $63,000 in 1997 with the remaining increase due to the consolidation of direct selling expenses incurred at Reebok Sports Club/NY. These costs decreased as a percentage of revenue from 15.6% in 1996 to 11.1% in 1997. The Company was managing Reebok Sports Club/NY in 1996 and therefore, the revenue growth which resulted from consolidating this Club was not accompanied by an increase in general and administrative expenses.

      Depreciation and amortization expenses were $912,000 in the three months ended March 31, 1997, versus $616,000 in 1996. The increase is due primarily to the addition of depreciation and amortization at Reebok Sports Club/NY. Interest expense was $801,000 in the three months ended March 31, 1997, versus $657,000 in 1996. Interest expense of $150,000 at Reebok Sports Club/NY was responsible for this increase.

      Equity interest in net income of unconsolidated subsidiary was $175,000 in the three months ended March 31, 1997 versus $91,000 in 1996. The 1996 and 1997 amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

      The Company's net income before income taxes was $941,000 for the three months ended March 31, 1997, versus $693,000 in 1996. The Company's estimated income tax rate is 38% for the three months ended March 31, 1997, and 41% for 1996, resulting in a net income of $583,000 for the three months ended March 31, 1997, versus net income of $409,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1996, and the three months ended March 31, 1997, the Company generated $8.1 million and $2.7 million of earnings before interest, depreciation, amortization and income taxes, respectively. At March 31, 1997, the Company had a cash balance of $3.1 million of which $302,000 is in a special construction account for the development of a Spectrum Club in Valencia, California and $306,000 relates to Reebok-Sports Club/NY Partnership. The remaining $2.5 million is available for general corporate purposes. The Company anticipates its cash balance on hand plus cash generated from operations and the amount available under the credit facility will be adequate to fund the Company's current operating activities, debt service, developmental capital requirements, and recurring capital expenditures for the next twelve months.

      In connection with the acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year is less than approximately $2.9 million. The Company has made a claim for approximately $687,000 in 1997 relating to the 1996 shortfall.

      The Company currently owns a 50.1% interest in the Reebok-Sports Club/NY Partnership. At March 31, 1997, the Partnership owed $3.1 million under a loan secured by equipment and owed $4.0 million to the partners in the form of notes payable. The Partnership is also in arrears in the payment of priority Partnership distributions for 1996 in the amount of $1.0 million. Notes payable in the amount of $2.5 million and the $1.0 million priority distribution are recorded as liabilities on the Company's March 31, 1997 consolidated balance sheet. The Reebok Sports Club/NY achieved a positive cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although no assurance as to such future increases can be given). The future cash flows of the Partnership will first be used to satisfy the principal and interest requirements of the equipment loan in the amount of $75,000 per month. Additional cash flows will be used to pay the past due priority Partnership distribution and the future priority distributions of $2.1 million in 1997 and $3.0 million per year thereafter. The remaining future cash flows will be returned to the partners to satisfy the notes payable, accrued management fees and certain additional priority distributions. At March 31, 1997, these amounts total $14.4 million, of which the Company is entitled to $8.9 million. After these amounts are paid, the Company will be entitled to 50.1% of future cash distributions.

      On March 13, 1997, the Company entered into an agreement to sell 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). MEP currently owns a 9.9% interest in the Partnership. The Company will receive $5.0 million cash, MEP's 9.9% Partnership interest, a $2.5 million note due from the Partnership and MEP's right to certain accrued management fees due from the Partnership in exchange for the newly issued shares. Once the transaction is consummated, the Company will be entitled to substantially all of the $14.4 million currently due to the partners for notes payable, accrued management fees and certain additional priority distributions. These amounts will be paid as cash flow of the Partnership is available.

      The Company's long-term capital needs are to provide funds for the retirement of existing long-term debt and to secure funds for the development of new clubs and acquisition of existing clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the development of new clubs or enter into lease agreements for such facilities. The Company has secured a $5.0 million credit facility with a commercial bank. The credit facility will be available to provide funds for the development and acquisition of new clubs and for general corporate purposes.

      In the first quarter of 1996, the Company began development of a 57,000 square foot Spectrum Club in Valencia, California. The Company will own and manage the Club operations in a building which will be leased from The Newhall Land and Farming Company. Through March 31, 1997, the Company has deposited $1.9 million into a special construction escrow account of which $1.6 million has been expended on the project. The Company anticipates that it will be able to fund its remaining portion of this development, estimated to be approximately $100,000, from operating cash flows. In August 1996, the Company announced plans to develop a Sports Club in Houston, Texas. The Company's portion of development costs for this Club is estimated to be $3.6 million and will be funded starting in early 1998. In March 1997, the Company announced its intent to develop Sports Clubs in Washington D.C. and San Francisco, California. These projects should start near the end of 1997 or early 1998. The Company's portion of the development costs for these Clubs is preliminarily estimated to be approximately $10.0 million. Operating cash flow, the $5.0 million proceeds from the sale of common stock to MEP, and the $5.0 million revolving credit facility will be utilized to finance the Company's portion of these three developments. The Company does not expect these Clubs to contribute significantly to revenues or net income until 1999.

      Other than as described above and for normal replacement of fitness equipment and remodeling of clubs, the Company has no commitments for capital expenditures. Equipment financing has generally been available under capital lease arrangements. In 1996, the Company invested approximately $1.6 million in capital expenditures other than those related to new club development. In the three months ended March 31, 1997, capital expenditures, other than those related to new club development, were $619,000. In 1996, the Company secured a $500,000 lease facility to be used to finance capital expenditures. As of March 31, 1997, the Company had utilized approximately $158,000 of this facility. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing clubs will require expenditures above this level.

NEW ACCOUNTING PRONOUNCEMENTS

           The Financial Accounting Standards Board recently issued Statement No. 128, "Earnings Per Share" (FAS 128), in February 1997 which is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common stockholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

         The foregoing discussion contains forward-looking statements relating to the future operations of the Company, including Reebok Sports Club/NY, estimated development expenses for new clubs, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements which are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from projected results due to unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  THE SPECTRUM CLUB COMPANY, INC., a California corporation, v. CENTURY ENTERTAINMENT CENTER, L. P. (Los Angeles Superior Court). In August 1995, Century City Spectrum ("CCS"), a subsidiary of the Company, closed the Century City Spectrum Club. In connection with the bankruptcy of the landlord, CCS's rights under the lease related to this Club were acquired by Century Entertainment Center, L.P. ("Century"). On August 10, 1995, CCS filed an action against Century alleging breach of the lease by the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The Cross-Complaint seeks in excess of $800,000 through December 1995, rent thereafter, for the term of the lease (which term expires on October 31, 2002), of approximately $39,000 per month, attorneys fees and interest. The trial court ruled CCS's right of first refusal cannot be asserted against Century. CCS's primary remaining defense is based upon Century's obligation to re-lease the subject space. In addition, CCS may appeal the trial court's ruling following trial. The Company is conducting discussions with Century to settle this matter. However, there can be no assurance that the Company will not be held liable for all amounts sought by Century from CCS. Such liability would have a material, adverse effect upon the Company.

         For information concerning other legal proceedings, see Item 3 of the Company's December 31, 1996 Form 10-K (SEC File Number 1-13290).

         ITEM 2.  CHANGES IN SECURITIES

                  None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

         ITEM 5.  OTHER INFORMATION

                  None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE SPORTS CLUB COMPANY, INC.

Date: May 9, 1997                        by  /s/ David Michael Talla
                                             -----------------------------------
                                             David Michael Talla
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: May 9, 1997                        by  /s/ Timothy M. O'Brien
                                             -----------------------------------
                                             Timothy M. O'Brien
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)