Form 10-Q
period 1997-06-30
SPORTS CLUB CO INC
filed 1997-08-11
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997
                            COMMISSION FILE # 1-13290


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


                          Yes  [X]       No  [  ]



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Shares
                                                    Outstanding at
                 Class                              August 8, 1997
     ----------------------------                   --------------
     Common stock, $.01 par value                     13,463,263

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND JUNE 30, 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                                                  December 31,     June 30,
                                                                                      1996           1997
                                                                                      ----           ----
Current assets:
     Cash and cash equivalents                                                      $  4,146       $   6,736
     Accounts receivable, net of allowance for doubtful accounts
       of  $57 and $189 at December 31, 1996 and June 30, 1997                         1,376           1,745
     Inventories                                                                         395             567
     Other current assets                                                                381             385
     Due from affiliates                                                               1,043             966
                                                                                    --------       ---------
          Total current assets                                                         7,341          10,399

Property and equipment, at cost, net of accumulated depreciation and
     amortization of $4,700 and $6,207 at December 31, 1996 and June 30, 1997         72,736          74,255
Equity interest in unconsolidated subsidiary                                             529             591
Costs in excess of net assets acquired, less accumulated amortization
     of $454 and $631 at December 31, 1996 and June 30, 1997                          13,552          15,590
Other assets, at cost, net                                                             1,426           1,688
                                                                                    --------       ---------
                                                                                    $ 95,584       $ 102,523
                                                                                    ========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of notes payable and capitalized
        lease obligations                                                           $  2,470       $   2,279
     Accounts payable                                                                  1,431             933
     Accrued liabilities                                                               3,113           4,287
     Deferred membership revenues                                                      6,548           7,266
                                                                                    --------       ---------
          Total current liabilities                                                   13,562          14,765

Notes payable and capitalized lease obligations,
     less current installments                                                        36,027          32,844
Deferred lease obligations                                                             3,309           2,930
Minority interest                                                                      1,000             600
                                                                                    --------       ---------
     Total liabilities                                                                53,898          51,139

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding                                                 --              --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          11,358,000 and 13,463,263 shares issued and outstanding at
          December 31, 1996 and June 30, 1997                                            114             135
     Additional paid-in capital                                                       37,052          47,031
     Retained earnings                                                                 4,520           4,531
     Less: Treasury stock, at cost, 68,587 shares                                         --            (313)
                                                                                    --------       ---------
          Total shareholders' equity                                                  41,686          51,384
                                                                                    --------       ---------
                                                                                    $ 95,584       $ 102,523
                                                                                    ========       =========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                       June 30,
                                                                      1996           1997           1996           1997
                                                                      ----           ----           ----           ----
Revenues                                                            $  9,366       $ 14,546       $ 18,672       $ 28,602

Operating expenses:
    Direct                                                             5,872         10,350         11,813         20,404
    Selling, general and administrative                                1,539          1,527          2,991          3,088
    Depreciation and amortization                                        604            922          1,220          1,833
                                                                    --------       --------       --------       --------
         Total operating expenses                                      8,015         12,799         16,024         25,325
                                                                    --------       --------       --------       --------
              Income from operations                                   1,351          1,747          2,648          3,277

Other income (expense):
    Interest                                                            (706)          (797)        (1,363)        (1,599)
    Minority interests                                                   (37)            15            (75)            53
    Equity interest in net income of unconsolidated subsidiary           159            164            250            339
    Litigation settlement                                                 --         (2,025)            --         (2,025)
                                                                    --------       --------       --------       --------
              Income (loss) before income taxes                          767           (896)         1,460             45

Income tax expense (benefit)                                             314           (341)           598             17
                                                                    --------       --------       --------       --------

              Net income (loss)                                     $    453       $   (555)      $    862       $     28
                                                                    ========       ========       ========       ========

Net income (loss) per share                                         $   0.04       $  (0.05)      $   0.08       $   0.00
                                                                    ========       ========       ========       ========


Weighted average number of common shares outstanding                  11,355         11,545         11,355         11,447
                                                                    ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      June 30,
                                                                                1996           1997
                                                                                ----           ----
Cash flows from operating activities:
     Net income                                                               $    862       $    28
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                          1,220         1,833
          Accrued management fees                                                 (406)           --
          Equity interest in net income of unconsolidated subsidiary              (250)         (339)
          Distributions from unconsolidated subsidiary                             437           270
          Minority interest in Reebok-Sports Club/NY                                --          (128)
          (Increase) decrease in:
               Accounts receivable, net                                             65          (369)
               Inventories                                                         138          (172)
               Other current assets                                               (218)         (412)
          Increase (decrease) in:
               Accounts payable                                                   (904)         (498)
               Accrued liabilities                                                 (65)        1,197
               Deferred membership revenues                                       (858)          718
               Deferred lease obligations                                          157          (379)
                                                                              --------       -------
                    Net cash provided by operating activities                      178         1,749

Cash flows from investing activities:
     Capital expenditures                                                         (809)       (2,581)
     Cash received from sale of common stock                                        --         5,000
     Stock re-purchase                                                              --          (330)
                                                                              --------       -------
                    Net cash provided by (used for) investing activities          (809)        2,089

Cash flows from financing activities:
     Decrease in due from affiliates                                               714            77
     Proceeds from notes payable and capital lease obligations                  23,029            --
     Repayments of notes payable and capital lease obligations                 (22,756)       (1,325)
                                                                              --------       -------
                    Net cash provided by (used for) financing activities           987        (1,248)
                                                                              --------       -------
                    Net increase in cash and cash equivalents                      356         2,590
Cash and cash equivalents at beginning of period                                 1,545         4,146
                                                                              --------       -------
Cash and cash equivalents at end of period                                    $  1,901       $ 6,736
                                                                              ========       =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                   $  1,505       $ 1,679
                                                                              ========       =======
     Cash paid for income taxes                                               $    559       $   492
                                                                              ========       =======
     Capital expenditures financed                                            $     --       $   451
                                                                              ========       =======
     Stock issued in exchange for interest in Reebok-Sports Club/NY           $     --       $ 5,000
                                                                              ========       =======


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996 AND JUNE 30, 1997

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim period set forth herein. All such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARY

         Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in its joint venture agreement relating to this unconsolidated subsidiary. Summary financial information of the Spectrum Club/Manhattan Beach is as follows:

                                                Six months ended June 30,
                                                   1996           1997
                                                   ----           ----
                                                  (Amounts in thousands)
         Revenues                                 $2,726         $3,174
         Net income                                  543            736


                                               December 31,     June 30,
                                                   1996           1997
                                                   ----           ----
                                                  (Amounts in thousands)
         Current assets                           $  522         $  668
         Non-current assets                        2,653          2,752
                                                  ------         ------
           Total assets                           $3,175         $3,420
                                                  ======         ======

         Current liabilities                      $1,444         $1,595
         Non-current liabilities                     539            497
                                                  ------         ------
           Total liabilities                       1,983          2,092
         Partners' capital                         1,192          1,328
                                                  ------         ------
                                                  $3,175         $3,420
                                                  ======         ======

3. RELATED PARTY TRANSACTIONS

          Due from affiliates are summarized as follows:

                                                         December 31,      June 30,
                                                             1996            1997
                                                             ----            ----
                                                            (Amounts in thousands)
         Notes receivable from the Company's
         CEO, with interest payable at 5.9%, due
         on April 3, 1998. Secured by a pledge of
         300,000 shares of the Company's common
         stock........................................      $  624           $641

         Advances to affiliates made in the normal
         course of business, payable on demand........         419            325
                                                            ------           ----
                                                            $1,043           $966
                                                            ======           ====


         The Company manages the operation of the Spectrum Club/Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $33,332 per month plus 4.5% of the Club's gross revenues for managing this Club.

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         Notes payable and capitalized lease obligations are summarized as follows:

                                                                 December 31,    June 30,
                                                                     1996          1997
                                                                     ----          ----
                                                                   (Amounts in thousands)
         The Sports Club/LA note..............................      $23,070       $22,724
         The Sports Club/Irvine note..........................        5,375         5,125
         The Spectrum Club/Agoura Hills note..................        2,550         2,545
         Secured bank notes and
           other notes payable................................        3,199           454
         Equipment financing and
           capitalized lease obligations......................        4,303         4,275
                                                                      -----         -----
                                                                     38,497        35,123
         Less current installments............................        2,470         2,279
                                                                    -------       -------
                                                                    $36,027       $32,844
                                                                    =======       =======

         The Company also has a $3.0 million revolving line of credit for working capital and new club development and a $2.0 million non-revolving line for funding mergers and acquisitions. No amounts are outstanding under these agreements.

5. NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share is not presented as it does not differ materially from primary net income (loss) per share.

6. INCOME TAXES

         Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7. LITIGATION SETTLEMENT

         On May 22, 1997, the Company announced that it had agreed to pay Century Entertainment Center, L.P. ("Century") approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. The settlement relates to a suit filed by Century City Spectrum ("CCS"), a subsidiary of the Company, against Century alleging breach of the lease by the prior landlord. Century had acquired the rights under the lease in connection with the bankruptcy of the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The cross-complaint had sought approximately $3.2 million in rent due under the full term of the lease plus attorney's fees and interest. The settlement will be made with quarterly payments of $500,000, which began in May 1997 with the final payment due in February 1998.

8. BUSINESS ACQUISITIONS

           On June 23, 1997, the Company completed the sale of 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). The Company received $5.0 million cash, MEP's 9.9% Partnership interest in The Reebok-Sports Club/NY Partnership, a $2.5 million note due from the Partnership and MEP's rights to certain accrued management fees due from the Partnership in exchange for the newly issued shares. The Company also signed definitive leases with an affiliate of MEP to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by an affiliate of MEP. The Company has also signed a letter of intent to jointly develop a Sports Club in Boston, Massachusetts on property currently under development by an affiliate of MEP.

           In July 1997, the Company acquired the assets of SportsTherapy Systems, Inc. ("STS"), a physical therapy and rehab clinic located in Calabasas, California for approximately $472,000 in cash plus the assumption of various liabilities. STS will be merged into the Company's HealthFitness Organization of America, Inc. ("HFA") subsidiary. In addition, the Company entered into an employment agreement with the seller of STS pursuant to which the seller will manage the operations of HFA. The acquisition will be accounted for as a purchase. Accordingly, the operations of STS will be included in the Company's statement of operations from the date of acquisition.

           In August 1997, the Company acquired the Green Valley Athletic Club ("GVAC") located in Henderson, Nevada. The purchase price of approximately $6.7 million consisted of

$5.0 million in cash and $1.7 million in shares of the Company's common stock. The acquisition will be accounted for as a purchase. Accordingly, the operations of GVAC will be included in the Company's statement of operations from the date of acquisition.

           Pro forma financial data giving effect to the SportsTherapy Systems, Inc. and Green Valley Athletic Club acquisitions is not presented as their effect on the consolidated financial statements is not material.

9.  RECENT DEVELOPMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company's consolidated financial statements reflect the operations of The Sports Clubs, The Spectrum Clubs and HFA. The Reebok-Sports Club/NY was accounted for under the equity method of accounting until December 30, 1996, at which time the Company acquired a majority ownership position and the operations of Reebok-Sports Club/NY were consolidated with and into the Company. The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

      The comparability of the Company's operating results, financial condition and capital requirements is impacted by the transaction described above and the number of clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30,
1996

      Revenues for the three months ended June 30, 1997, were $14.5 million, compared to $9.4 million in 1996, an increase of $5.1 million or 55.3%. An increase of $4.3 million resulted from revenue from Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a controlling interest in the Club on December 30, 1996. Revenue growth of $400,000 from the remaining Clubs as well growth of $400,000 from HFA also contributed to the overall increase.

      Direct operating expenses increased to $10.3 million in the three months ended June 30, 1997, versus $5.9 million in 1996. The increase resulted primarily from the consolidation of operating expenses at Reebok Sports Club/NY. Direct operating expenses as a percentage of revenues increased to 71.1% in 1997 compared to 62.7% in 1996 due to lower margins at Reebok Sports Club/NY. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

      Selling, general and administrative expenses were $1.5 million in the three months ended June 30, 1997, versus $1.5 million in 1996. These costs decreased as a percentage of revenue from 16.4% in 1996 to 10.5% in 1997. The Company was managing Reebok Sports Club/NY in 1996 and therefore, the revenue growth which resulted from consolidating this Club was not accompanied by an increase in general and administrative expenses.

      Depreciation and amortization expenses were $922,000 in the three months ended June 30, 1997, versus $604,000 in 1996. The increase is due primarily to the addition of depreciation and amortization at Reebok Sports Club/NY. Interest expense was $797,000 in the three months ended June 30, 1997, versus $706,000 in 1996. Interest expense of $185,000 at Reebok Sports Club/NY was offset by increased interest income due to more available cash for investment and lower interest expense as indebtedness matured and was repaid.

      Equity interest in net income of unconsolidated subsidiary was $164,000 in the three months ended June 30, 1997 versus $159,000 in 1996. The 1996 and 1997 amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

      Litigation settlement costs were $2.0 million in the three months ended June 30, 1997. There were no similar costs for the same period in 1996. The Company has agreed to pay Century Entertainment Center, L.P. ("Century"), approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. The settlement will be made with quarterly payments of $500,000 which began in May 1997 with the final payment due in February 1998.

      The Company's net loss before income taxes was $896,000 for the three months ended June 1997. The Company's net income before income taxes and before the settlement of the Century City litigation was $1.1 million in the three months ended June 30, 1997 versus $767,000 in 1996. The Company's estimated income tax rate is 38% for the three months ended June 30, 1997, and 41% for 1996, resulting in a net loss of $555,000 for the three months ended June 30, 1997, versus net income of $453,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

 Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

      Revenues for the six months ended June 30, 1997, were $28.6 million, compared to $18.7 million in 1996, an increase of $9.9 million or 53.2%. An increase of $8.7 million resulted from revenue from Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a controlling interest in the Club on December 30, 1996. Revenue growth of $600,000 from the remaining Clubs as well as growth of $600,000 from HFA also contributed to the overall increase.

      Direct operating expenses increased to $20.4 million in the six months ended June 30, 1997, versus $11.8 million in 1996. The increase resulted primarily from the addition of operating expenses at Reebok Sports Club/NY. Direct operating expenses as a percentage of revenues increased to 71.3% in 1997 compared to 63.3% in 1996 due to lower margins at Reebok Sports Club/NY. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

      Selling, general and administrative expenses were $3.1 million in the six months ended June 1997, versus $3.0 million in 1996. The increase was due to the consolidation of direct selling expenses incurred at Reebok Sports Club/NY. These costs decreased as a percentage of revenue from 16.0% in 1996 to 10.8% in 1997. The Company was managing Reebok Sports Club/NY in 1996 and therefore, the revenue growth which resulted from consolidating this Club was not accompanied by an increase in general and administrative expenses.

      Depreciation and amortization expenses were $1.8 million in the six months ended June 30, 1997, versus $1.2 million in 1996. The increase is due primarily to the consolidation of depreciation and amortization at Reebok Sports Club/NY. Interest expense was $1.6 million in the six months ended June 1997, versus $1.4 million in 1996. Interest expense of $372,000 at Reebok Sports Club/NY was offset by increased interest income due to more available cash for investment and lower interest expenses as indebtedness matured.

      Equity interest in net income of unconsolidated subsidiary was $339,000 in the six months ended June 30, 1997 versus $250,000 in 1996. The 1996 and 1997 amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

      Litigation settlement costs were $2.0 million in the six months ended June 30, 1997. There were no similar costs for the same period in 1996.

      The Company's net income before income taxes was $45,000 for the six months ended June 30, 1997. The Company's net income before income taxes and before the settlement of the Century City litigation was $2.1 million in the six months ended June 30, 1997 versus $1.5 million in 1996. The Company's estimated income tax rate is 38% for the six months ended June 30, 1997, and 41% for 1996, resulting in a net income of $28,000 for the six months ended June 30, 1997, versus net income of $862,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1996, and the six months ended June 30, 1997, the Company generated $3.6 million and $1.7 million of cash from operating activities. At June 30, 1997, the Company had a cash balance of $6.7 million of which $619,000 is held by the Reebok-Sports Club/NY Partnership. The remaining $6.1 million is available for general corporate purposes. The Company anticipates its cash balance on hand plus cash generated from operations and the amount available under the credit facility will be adequate to fund the Company's current operating activities, debt service and recurring capital expenditures for the next twelve months.

      In connection with the 1994 acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year is less than approximately $2.9 million. The Company has made a claim for approximately $687,000 in 1997 relating to the 1996 shortfall.

      In June 1997, the Company sold 2,105,263 shares of its common stock in exchange for $5.0 million in cash and certain assets including a 9.9% ownership interest in and a $2.5 million note receivable from the Reebok-Sports Club/NY Partnership. The Company currently owns a 60.0% interest in the Reebok-Sports Club/NY Partnership. At June 30, 1997, the Partnership owed $2.9 million under a loan secured by equipment and owed $4.0 million to the Company in the form of notes payable. (The $4.0 million note payable to the Company is eliminated when presenting the Company's June 30, 1997 consolidated balance sheet.) The Reebok Sports Club/NY achieved a positive cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although no assurance as to such future increases can be given). The future cash flows of the Partnership will first be used to satisfy the principal and interest requirements of the equipment loan in the amount of $75,000 per month. Additional cash flows will be used to pay a priority distribution, which is considered to be rent expense in the consolidated financial statement, of $2.1 million in 1997 and $3.0 million per year thereafter to another partner. The remaining future cash flows will be distributed to the Company to satisfy the notes payable, accrued management fees and certain additional priority distributions. At June 30, 1997, these amounts total $14.9 million. After these amounts plus interest thereon are paid, the Company will be entitled to 60.0% of future cash distributions.

      The Company has agreed to pay Century Entertainment Center, L.P. ("Century"), approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. The settlement will be made with quarterly payments of $500,000 which began in May 1997 with the final payment due in February 1998.

      In July 1997, the Company acquired SportsTherapy Systems, Inc., a physical therapy and rehab clinic located in Calabasas, California for approximately $472,000 in cash plus the assumption of various liabilities. This purchase was funded from cash balances on hand. In August 1997, the Company acquired the Green Valley Athletic Club, a health and fitness club located in Henderson, Nevada. This acquisition was completed with approximately $4.3 million of cash, equipment financing of $700,000 and the issuance of $1.7 million of shares of the Company's common stock.

      The Company's long-term capital needs are to provide funds for the retirement of existing long-term debt and to secure funds for the development of new clubs and the acquisition of existing clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the development of new clubs or enter into lease agreements for such facilities. The Company has secured a $5.0 million credit facility with a commercial bank. The credit facility is available to provide funds for the development and acquisition of new clubs and for general corporate purposes. The Company has also had discussions with several financial institutions regarding the possibility of securing a credit facility that would be used (i) to retire existing debt (ii) for the acquisition of existing or development of new clubs and (iii) to provide working capital.

      In the first quarter of 1996, the Company began development of a 57,000 square foot Spectrum Club in Valencia, California. This Club opened on July 1, 1997. The Company owns and manages the Club operations in a building that is leased from The Newhall Land and Farming Company. The Company anticipates that it will be able to fund its remaining portion of this development, estimated to be approximately $300,000, from operating cash flows. In August 1996, the Company announced plans to develop a Sports Club in Houston, Texas. The Company's portion of development costs for this Club is estimated to be $3.6 million and will be funded starting in early 1998. In 1997, the Company announced its intent to develop Sports Clubs in Washington D.C., San Francisco, California and Boston, Massachusetts. These projects are scheduled to begin construction in early 1998. The Company's portion of the development costs for these Clubs is preliminarily estimated to be approximately $15.0 million. Operating cash flows and the $5.0 million revolving credit facility will be utilized to finance a portion of the Company's cost of these four developments. The Company will need to secure additional financing to complete these developments. Preliminary discussions have been held with several institutions regarding the possibility of securing additional long-term debt. At this time the Company does not yet have a formal commitment to provide this financing.

      Other than as described above and for normal replacement of fitness equipment and remodeling of clubs, the Company has no commitments for capital expenditures. Equipment financing has generally been available under capital lease arrangements. In 1996, the Company invested approximately $1.6 million in capital expenditures other than those related to new club development. In the six months ended June 30, 1997, capital expenditures, other than those related to new club development, were $1.1 million. In 1996, the Company secured a $500,000 lease facility to be used to finance capital expenditures. As of June 30, 1997, the Company had utilized approximately $305,000 of this facility. The remaining $200,000 will be used for equipment at the Spectrum Club in Valencia. In 1997, the Company secured an additional $500,000 lease facility to be used to finance capital expenditures. As of June 30, 1997, no amounts had been utilized under this facility. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing clubs will require expenditures above this level.

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

FORWARD LOOKING STATEMENTS

         The foregoing discussion contains forward-looking statements relating to the future operations of the Company, including Reebok Sports Club/NY, estimated development expenses for new clubs, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements that are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from projected results due to unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 22, 1997, the Company announced that it had agreed to pay Century Entertainment Center, L.P. ("Century") approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. The settlement relates to a suit filed by Century City Spectrum ("CCS"), a subsidiary of the Company, against Century alleging breach of the lease by the prior landlord. Century had acquired the rights under the lease in connection with the bankruptcy of the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The cross-complaint had sought approximately $3.2 million in rent due under the full term of the lease plus attorney's fees and interest. The settlement will be made with quarterly payments of $500,000, which began in May 1997 with the final payment due in February 1998.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On May 22, 1997, the Company filed a report on Form 8-K in regards to the Century City litigation settlement. See Part II, Item 1.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE SPORTS CLUB COMPANY, INC.


Date: August 8, 1997                    by  /s/ David Michael Talla
                                            -----------------------------------
                                            David Michael Talla
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: August 8, 1997                    by  /s/ Timothy M. O'Brien
                                            -----------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)