Form 10-K405/A
period 1996-12-31
SPORTS CLUB CO INC
filed 1997-10-20
CIK 924373

                UNITED STATES SECURITITES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996. (Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from _______to_______.

COMMISSION FILE NUMBER: 1-13290

                          THE SPORTS CLUB COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                      95-4479735
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     11100 Santa Monica Blvd., Suite 300
         Los Angeles, California                                   90025
(Address of registrant's principal executive                     (Zip Code)
              offices)

(Registrant's telephone number, including area code)           (310) 479-5200


Securities registered pursuant to
        Section 12(b) of the Act:                Name of each exchange on which
       Title of each class                                   registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

                                     PART I

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

     The following table sets forth, as of February 28, 1997, the name, address, square footage, opening or acquisition date, and percentage ownership of each of the Clubs:


                                         APPROXIMATE      YEAR OPENED ("O")      PERCENT OWNED
        NAME AND ADDRESS                 SQUARE FEET      OR ACQUIRED ("A")      BY COMPANY
        ----------------                 -----------      -----------------      ----------

THE SPORTS CLUBS

   The Sports Club/Irvine..............   130,000              1994 A              100%
      1980 Main Street
      Irvine, CA 92714

   The Sports Club/LA..................   100,000              1994 A              100%(1)
      1835 Sepulveda Blvd.
      Los Angeles, CA 90025

   Reebok Sports Club/NY...............   140,000              1995 O              50.1%(2)
      160 Columbus Ave.
      New York, NY 10023

SPECTRUM CLUBS

   Spectrum Club/Manhattan Beach.......    65,300              1987 O              46.1%
      2250 Park Place
      El Segundo, CA 90245

   Spectrum Club/Howard Hughes Center..    36,000              1994 A              100%
      6833 Park Terrace
      Los Angeles, CA 90045

   Spectrum Club/Santa Monica..........    30,000              1991 A              100%
      1815 Centinela Avenue
      Santa Monica CA 90404


                                         APPROXIMATE      YEAR OPENED ("O")      PERCENT OWNED
        NAME AND ADDRESS                 SQUARE FEET      OR ACQUIRED ("A")      BY COMPANY
        ----------------                 -----------      -----------------      ----------

   Spectrum Club/Agoura Hills..........    30,000             1994   A              100%
      5115 N. Clareton Drive
      Agoura Hills, CA 91301

   Spectrum Club/Water Garden..........    18,600             1993   O              100%
      2425 W. Olympic Blvd.
      Santa Monica, CA 90404

   Spectrum Club/Valencia..............    57,000             1997  (3)             100%
      24525 Town Center Drive
      Valencia, CA  91355



--------------

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

     Each of these groups require specialized exercise/fitness programs, and the Company has developed specific programs to attract members of these groups. For example, with respect to the family market, the Company has implemented "KidFit" and "TeenFit" programs which are targeted to children between the ages of 5 and 17, and involve both one-on-one private training and a six-week fitness training series. The Clubs' weight-training facilities are made available to children 13 and older at off-peak hours, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs maintain a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

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

     The Sports Club/LA experienced rapid market acceptance after its opening in March 1987 and reached a mature level of membership in 1990. As a result of its closure for earthquake repairs, the Club's membership level declined to approximately 7,600 members, but since reopening in September 1994 the membership level has increased to 8,493 as of February 28, 1997. The Sports Club/Irvine, on the other hand, has yet to reach its target membership level of 9,000 members, which the Company believes is primarily attributable to competition from a similar multi-amenities health and fitness club located nearby. Thus, the Company's marketing focus at The Sports Club/Irvine is to increase membership levels. As of February 28, 1997, membership was 6,258 at The Sports Club/Irvine. The Reebok Sports Club/NY, which opened in April 1995, had 7,294 members at February 28, 1997. The Reebok Sports Club/NY membership has grown steadily and, at current growth rates, should near operating capacity in 1998.

 The Spectrum Clubs

     The Spectrum Clubs are marketed as scaled-down Sports Clubs having modern equipment, private training, experienced, highly-trained instructors, and aesthetically-pleasant surroundings. The Spectrum Clubs also emphasize personalized service and instruction and the creation of a "club" atmosphere in which members can relax and socialize.

     The cost of the Spectrum Club membership (both in terms of the initiation fee and monthly dues) is less than membership at the Sports Clubs and, within the Southern California market, the Company believes the Spectrum Clubs offer as many services and are as luxurious and aesthetically-pleasing as any other sports and fitness club with which they compete (other than the Sports Clubs and a few other large, multi-amenity health and fitness clubs). Because of their smaller size, the Spectrum Clubs can be developed and operated in locations where the potential membership base is not sufficiently large to support a club operating under the Sports Club name.

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

     To aid in the development and continuing education of management employees, the Company offers a workshop entitled "Introduction to Club Management," for newly-hired management personnel and other employees demonstrating management skills. The workshop consists of five, three-hour seminars led by certain Company management and a full-time personnel instructor. The workshops are intended to educate participants in the areas of people and time management; hiring, developing, training and evaluating employees; sales and marketing strategies; and safety concerns. Topics are added periodically to reflect new management techniques or operating issues. These seminars are held six times a year or as needed for new employees, and the Company's management personnel are required to attend periodically to maintain their skills.

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

                                                          HEALTH       RACQUET      EXECUTIVE
                                                          -------      -------      ---------
    THE SPORTS CLUB/LA
    Initiation Fee(1)..............................       $ 1,295      $ 1,600      $   2,500
    Monthly Dues...................................       $   125      $   135      $     165

    THE SPORTS CLUB/IRVINE
    Initiation Fee.................................       $   750      $   825      $   1,475(2)
    Monthly Dues...................................       $    88      $   103      $     137

    REEBOK SPORTS CLUB/NY
    Initiation Fee.................................       $ 1,100          N/A      $   1,900
    Monthly Dues...................................       $   150          N/A      $     250

    THE SPECTRUM CLUBS
    Initiation Fee.................................       $   300      $   300            N/A
    Monthly Dues...................................       $    57(3)   $    65(3)         N/A


-------------------

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

     Each of the Company's Clubs has a staff of fitness instructors trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs, as well as one or more managers who are responsible for sales. Most instructors are college-educated. The Company's aerobics instructors must have at least one year of teaching experience before they are permitted to teach at the Clubs, after which they participate in ongoing training and periodic re-evaluation.


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

     The following table provides certain information concerning the Company's properties:

                                                              TERM
                                               OWN/LEASE   EXPIRATION   RENEWAL OPTION
                                               ---------   ----------   --------------
The Sports Club/LA..........................      own          N/A              N/A
The Sports Club/Irvine......................      own          N/A              N/A
Reebok Sports Club/NY.......................     lease       4/19/15       three 14-year
                                                                              options
Spectrum Club/Agoura Hills..................      own          N/A              N/A
Spectrum Club/Water Garden..................     lease       6/30/08       5-year option
Spectrum Club/Santa Monica..................    sublease    11/14/98    two 5-year options
Spectrum Club/Howard Hughes Center..........     lease       9/14/08    two 5-year options
Spectrum Club/Manhattan Beach...............     lease       2/28/02       three 5-year
                                                                              options
Spectrum Club/Valencia......................     lease         (1)      two 5-year options
The Sports Connection/South Bay(2)..........     lease       8/31/04      4.5-year option
The Sports Connection/Encino(3).............     lease      12/31/06       5-year option

-----------------

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

     The Company believes its properties and equipment, as well as its leased facilities, are adequate for its needs, have been well-maintained and, other than mentioned above, do not require any substantial renovation or restoration work at this time.

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

                         CALENDAR QUARTER                       HIGH                 LOW
                         ----------------                       ----                 ---
     1995:
First Quarter................................................   $ 8.000              $ 5.250
Second Quarter...............................................   $ 6.250              $ 4.500
Third Quarter ...............................................   $ 5.313              $ 3.875
Fourth Quarter...............................................   $ 5.250              $ 2.625
     1996:
First Quarter................................................   $ 3.375              $ 2.125
Second Quarter...............................................   $ 3.250              $ 2.438
Third Quarter................................................   $ 3.375              $ 2.313
Fourth Quarter ..............................................   $ 3.375              $ 2.375
     1997:
First Quarter (through March 14, 1997).......................   $ 5.000              $ 2.625


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

ITEM 6. SELECTED FINANCIAL DATA

        The selected data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" as of the end of and for each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of the Company.

                                              SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Year Ended December 31,
                                               -------------------------------------------------
                                                1992(4)   1993(4)      1994    1995(1)    1996(1)
                                               --------   --------     -----   -------    ------
                                                                              (Restated)(Restated)
STATEMENT OF INCOME DATA:
Revenues...................................   $ 17,248    $ 13,195   $ 18,846  $ 34,659  $ 36,918
Income (loss) from operations (2)..........     (1,314)      1,946      3,645     4,668     5,387
Income (loss) before income taxes (2)......     (1,692)      1,620      3,044     2,778     2,886
Income tax provision, including pro forma
income tax adjustment (3)..................                    645      1,244     1,139     1,183
Net income after income tax provision,
including pro forma income tax adjustment
(2)........................................                    975      1,800     1,639     1,703
Net income per share after income tax
provision, including pro forma income tax
adjustment.................................                   $.14       $.23      $.14      $.15
Weighted average number of common shares
outstanding................................                  6,850      7,836    11,353    11,355


                                                           As of December 31,
                                            ------------------------------------------------
                                             1992 (1)  1993 (1)  1994 (1)  1995 (1)  1996 (1)
                                            (Restated)(Restated)(Restated)(Restated)(Restated)
BALANCE SHEET DATA:
Cash and cash equivalents.................    $ 1,143     $ 209   $ 5,042  $ 1,545  $ 4,146
Current assets............................      4,836     2,478     7,398    7,147    7,341
Property and equipment, net...............      5,837     2,794    59,811   59,956   72,736
Total assets..............................     12,253    11,561    81,676   83,161   95,697
Deferred membership revenue...............      6,169     2,503     5,878    5,614    7,481
Current liabilities.......................      9,947     5,480    11,194   11,355   14,159
Long-term debt including current
installments..............................      3,545     4,818    33,489   32,913   38,497
Shareholders'/Owners' equity..............        565     2,780    37,824   39,492   41,202

---------------------

(1) The selected financial data presented herein have been restated to reflect a change in the Company's method of recognizing initiation fees. See "Consolidated Financial Statements".

(2) Income (loss) from operations and net income (loss) for the periods through October 20, 1994, reflect the effects on the historical data of the payment to D. Michael Talla of annual compensation of $200,000, which amounts equal the base compensation provided for by his employment contract (assuming the employment agreement was effective at the beginning of the respective period). See "Item 11 - Executive Compensation -- Employment Agreements".

(3) Prior to the issuance of 4,500,000 shares of its common stock in a public offering (the "Offering"), the Company operated through various partnerships. As a result, the earnings of the Company have been taxed for federal and California purposes directly to the owners. The income tax provision includes the income tax expense incurred by the Company subsequent to the Offering on October 20, 1994, and the pro forma income tax expense as if the Company's income had been taxable as a corporation for periods prior to the Offering.

(4) Effective March 1, 1993, the Company entered into a joint venture management agreement relating to the operation of the Sports Connections. As a result of this agreement, the Company's expenses with respect to these Clubs were substantially eliminated, though the Company continued to receive revenues, through 1995, from memberships sold prior to the date of the transaction. Therefore, the results of operations for the years ended December 31, 1992 and 1993 are not comparable to future periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A. The Company's consolidated statement of income include The Sports Clubs, The Spectrum Clubs and HealthFitness Organization of America, Inc. ("HFA") which was acquired on November 30, 1995. The Reebok-Sports Club/NY, which opened in April 1995 was accounted for under the equity method of accounting, until December 30, 1996, at which time the Company acquired a majority ownership position, and accordingly, the balance sheet of Reebok-Sports Club/NY was consolidated with and into the Company. The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

        The comparability of the Company's operating results, financial condition and capital requirements is impacted by the number and type of Clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results. The Company's current accounting policy for one-time non-refundable initiation fees was adopted on October 3, 1997 and in accordance with certain provisions of Accounting Principles Board Opinion No. 20, Accounting Changes, operating results for the years ended December 31, 1995 and 1996 have been restated retroactively to reflect the current policy. See "Consolidated Financial Statements".

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

        Revenues for the year ended December 31, 1996 were $36.9 million, compared to $34.7 million in 1995, an increase of $2.2 million or 6.3%. Revenues increased by $289,000 as a result of greater management fees earned from the Reebok Sports Club/NY, which opened in April 1995; by $359,000 as a result of HFA; and by $2.9 million as a result of higher membership dues and increased ancillary revenues at existing Sports Clubs and Spectrum Clubs. Offsetting these increases was a decrease in revenues resulting from the closure of the Century City Spectrum Club.

        Direct operating expenses increased to $23.0 million in 1996 versus $21.7 million in 1995, an increase of $1.3 million or 6.0%. HFA, which was acquired on November 30, 1995, was responsible for an increase in direct costs of $442,000 while club operating expenses increased $858,000. Direct operating expenses as a percentage of revenues decreased to 62.3% in 1996 compared to 62.7% in 1995. Direct operating costs without those costs associated with HFA were 61.7% of revenue in 1996.

        Selling, general and administrative expenses were $6.1 million in 1996 versus $5.3 million in 1995, an increase of $800,000 or 15.1%. HFA was responsible for an increase in selling, general and administrative costs of $519,000 in 1996. The remaining increase was due to an increase in costs associated with corporate overhead. As a percentage of revenues, selling, general and administrative expenses were 16.4% in 1996 versus 15.8% in 1995. Selling, general and administrative expenses without those costs associated with HFA were 14.8% of revenue in 1996. The Company believes these costs should decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance, however, that such expansion or economies of scale will be achieved.

        Depreciation and amortization expense was $2.5 million in 1996 versus $2.8 million in 1995, a decrease of $300,000 or 10.7%. This decrease was primarily due to the sale of the Sports Connections in 1996. Interest expense was $2.7 million in 1996 versus $2.6 million in 1995.

        In 1996, equity interest in net income of unconsolidated subsidiaries was $631,000 compared to $860,000 in 1995. The Company did not record any income from the Sports Connections in 1996 versus $437,000 in 1995. The 1996 amounts and $443,000 in 1995 are associated primarily with the Spectrum Club/Manhattan Beach's operations. Equity in the operations of the Reebok Sports Club/NY was not significant during these periods.

        In 1996 a loss of $300,000 resulted from the sale of the Sports Connections.

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

        Revenues for the year ended December 31, 1995 were $34.7 million, compared to $18.8 million in 1994, an increase of $15.9 million or 84.6%. The increase resulted primarily from revenues of $23.6 million recorded by The Sports Club/LA and The Sports Club/Irvine, which were acquired on October 20, 1994, in 1995 compared to $4.7 million in 1994, $490,000 in management fees generated from the Reebok Sports Club/NY, which was opened in April, 1995, and increased Spectrum Club revenues resulting from membership growth. Offsetting this increase was a reduction in revenues from other sources. In 1994, The Spectrum Clubs received $2.1 million from the prior owners of The Sports Club/LA for use of the Spectrum Clubs following the closure of The Sports Club/LA as a result of the January 1994 Northridge earthquake. No comparable revenue was received in 1995.

        Direct operating expenses increased to $21.7 million in 1995 versus $10.5 million in 1994, an increase of $11.2 million or 106.7% primarily as a result of direct operating expenses of $13.8 million incurred at The Sports Club/LA and The Sports Club/Irvine compared to $2.6 million in 1994. The remaining increase was primarily due to operating the Spectrum Club/Agoura Hills and Spectrum Club/Howard Hughes Center for an entire 12 months in 1995 versus shorter periods in 1994, and an increase in the level of monthly operating costs resulting from membership growth at the Spectrum Clubs. Direct operating expenses as a percentage of revenues increased to 62.7% in 1995 compared to 55.8% in 1994. The earthquake related revenues received from the prior owners of The Sports Club/LA, which were generated without a comparable increase in expenses, resulted in the 1994 operating margins increasing to a level above the Company's normal operating level.

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

        In 1995, equity interest in net income of unconsolidated subsidiaries was $860,000 compared to $641,000 in 1994 primarily as a result of earnings from the Sports Connections of $437,000 in 1995 compared to $333,000 in 1994. The Sports Connections earnings were retained by Bally's for capital expenditures and to establish a working capital reserve and therefore, the Company did not receive any cash distributions. The remaining equity interest is associated with the operations of the Spectrum Club/Manhattan Beach and the Reebok Sports Club/NY.

        Interest expense increased to $2.6 million in 1995 compared to $1.2 million in 1994 as a result of acquisitions made by the Company in 1994 and their related financing costs.

LIQUIDITY AND CAPITAL RESOURCES

        During the years ended December 31, 1996 and 1995, the Company generated $8.1 million and $8.2 million of earnings before interest, depreciation, amortization and income taxes, respectively. At December 31, 1996, the Company had a cash and cash equivalent balance of $4.1 million of which $727,000 is in a special construction account for the development of a Spectrum Club in Valencia, California, $296,000 belongs to the Reebok-Sports Club/NY Partnership and the remaining $3.1 million is available for general corporate purposes. The Company anticipates its cash and cash equivalent balance on hand plus cash generated from operations will be adequate to fund the Company's current operating activities, debt service, expansion capital requirements, and recurring capital expenditures for the next twelve months.

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

        Other than as described above and for normal replacement of fitness equipment and remodeling of Clubs, the Company has no commitments for capital expenditures. Equipment has generally been available under capital lease arrangements. In 1995, the Company invested approximately $1.9 million in capital expenditures of which $1.0 million was financed under capital lease agreements. In 1996 capital expenditures, other than those related to new club development, were $1.6 million. In 1996 the Company secured a $500,000 lease facility to be used to finance capital expenditures. As of December 31, 1996, the Company had drawn down approximately $158,000 on this facility. The Company has secured a similar $1.2 million facility to be used to finance the equipment for the Spectrum Club in Valencia, California. The Company believes it will be able to secure equipment financing for its Sports Clubs in Houston, Washington D.C. and San Francisco, currently estimated to be $2.0 million per Club. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. Expansion of the Company's operations beyond existing Clubs will also require expenditures above this level.

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

RECENT DEVELOPMENTS

     Not applicable

ITEM 8. FINANCIAL STATEMENTS, AS RESTATED

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Independent Auditors' Report                                                           F-1

Consolidated Balance Sheets as of December 31, 1995 and 1996                           F-2

Consolidated Statements of Income for the Three-Year Period ended December             F-3
31, 1996

Consolidated Statements of Shareholders' Equity for the Three-Year Period ended        F-4
December 31, 1996

Consolidated Statements of Cash Flows for the Three-Year Period ended                  F-5
December 31, 1996

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As disclosed in Note 2 to the Consolidated Financial Statements, the Company has restated its consolidated financial statements as of December 31, 1995 and 1996, and for the years then ended.


                                            KPMG PEAT MARWICK LLP




Los Angeles, California
March 13, 1997
  except for the last paragraph of note 5
  which is as of March 20, 1997 and
  the 3rd and 4th paragraphs of note 2, which are as of October 3, 1997.

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                            ASSETS                                   1995       1996
                                                                                  ----------  ----------
                                                                                  (Restated)  (Restated)
                                                                                  ----------  ----------
Current assets:
    Cash and cash equivalents, includes $727 escrowed
        construction funds in 1996                                                  $ 1,545   $ 4,146
    Accounts receivable, net of allowance for doubtful accounts
        of  $39 and $57 in 1995 and 1996, respectively                                1,323     1,376
    Inventories                                                                         401       395
    Other current assets                                                                370       381
    Due from affiliates                                                               3,508     1,043
                                                                                    -------   -------
         Total current assets                                                         7,147     7,341

Property and equipment, net                                                          59,956    72,736
Equity interest in unconsolidated subsidiaries                                        4,533       642
Costs in excess of net assets acquired, less accumulated amortization of
     $215 and $454  in 1995 and 1996, respectively                                   10,136    13,552
Organizational costs and other assets, net                                            1,389     1,426
                                                                                    -------   -------
                                                                                    $83,161   $95,697
                                                                                    =======   =======


                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of notes payable and capitalized
       lease obligations                                                            $ 1,890   $ 2,470
    Accounts payable                                                                  2,021     1,431
    Accrued liabilities                                                               1,830     2,777
    Deferred membership revenues                                                      5,614     7,481
                                                                                    -------   -------
         Total current liabilities                                                   11,355    14,159

Notes payable and capitalized lease obligations,
    less current installments                                                        31,023    36,027
Deferred lease obligations                                                              691     3,309
Minority interest                                                                       600     1,000
                                                                                    -------   -------
         Total liabilities                                                           43,669    54,495

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value 1,000,000 shares authorized;
      no shares issued or outstanding                                                  --        --
    Common stock, $.01 par value, 40,000,000 shares authorized; 11,355,000 and
      11,358,000 shares issued and outstanding at December 31, 1995 and
      1996, respectively                                                                114       114
    Additional paid-in capital                                                       36,927    36,935
    Retained earnings                                                                 2,451     4,153
                                                                                    -------   -------
         Total shareholders' equity                                                  39,492    41,202
                                                                                    -------   -------
                                                                                    $83,161   $95,697
                                                                                    =======   =======

                   See accompanying notes to consolidated financial statements

                          THE SPORTS CLUB COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     1994        1995       1996
                                                                   --------   ----------  ---------
                                                                              (Restated)  (Restated)
Revenues                                                           $ 18,846    $ 34,659    $ 36,918

Operating expenses:
    Direct                                                           10,525      21,730      22,989
    Selling, general and administrative                               3,166       5,486       6,052
    Depreciation and amortization                                     1,510       2,775       2,490
                                                                   --------    --------    --------
      Total operating expenses                                       15,201      29,991      31,531
                                                                   --------    --------    --------
         Income from operations                                       3,645       4,668       5,387

Other income (expense):
    Interest                                                         (1,213)     (2,600)     (2,682)
    Minority interests                                                  (29)       (150)       (150)
    Equity interest in net income of unconsolidated subsidiaries        641         860         631
    Loss on sale of Sports Connections                                 --          --          (300)
                                                                   --------    --------    --------
      Total other income (expense)                                     (601)     (1,890)     (2,501)
                                                                   --------    --------    --------
       Income before income taxes                                     3,044       2,778       2,886

Provision for income taxes                                              460       1,139       1,183
                                                                   --------    --------    --------
        Net income                                                    2,584       1,639       1,703

Pro forma income tax adjustment (unaudited) - provision
    for income taxes incremental to historical taxes                    784        --          --
                                                                   --------    --------    --------
        Net income after pro forma income
          tax adjustment (1994 unaudited)                          $  1,800    $  1,639    $  1,703
                                                                   ========    ========    ========


Net income per share after pro forma income
   tax adjustment  (1994 unaudited)                                $   0.23    $   0.14    $   0.15
                                                                   ========    ========    ========




          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                                            Additional
                                                              Partners'    Common Stock      Paid-in   Retained
                                                              Capital     Shares   Value     Capital   Earnings
                                                              -------    -------   -------   -------   -------
Partners' capital at January 1, 1994 as previously reported   $ 2,897       --     $  --     $  --     $  --
    Adjustment for the cumulative effect on prior
       years for the change in accounting for deferred
       initiation fees                                           (117)      --        --        --        --
                                                              -------    -------   -------   -------   -------
Partners' capital at January 1, 1994 as restated                2,780
    Net income                                                  1,772       --        --        --         812
    Contributions                                                 398       --        --        --        --
    Distributions and redemptions of partnership interests     (2,902)      --        --        --        --
    Exchange of partnership interest for common stock          (2,048)     6,850        69     1,979      --
    Issuance of common stock in connection with
         initial public offering                                 --        4,500        45    34,919      --
                                                              -------    -------   -------   -------   -------
Balance, December 31, 1994 (Restated)                            --       11,350       114    36,898       812
    Net income (Restated)                                        --         --        --        --       1,639
    Issuance of common stock to outside directors                --            5      --          29      --
                                                              -------    -------   -------   -------   -------
Balance, December 31, 1995 (Restated)                            --       11,355       114    36,927     2,451
    Net income (Restated)                                        --         --        --        --       1,702
    Issuance of common stock to outside directors                --            3      --           8      --
                                                              -------    -------   -------   -------   -------
Balance, December 31, 1996 (Restated)                         $  --       11,358   $   114   $36,935   $ 4,153
                                                              =======    =======   =======   =======   =======




          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                             1994        1995       1996
                                                                           --------   ----------  ---------
                                                                                      (Restated)  (Restated)
Cash flows from operating activities:
    Net income                                                             $  2,584    $  1,639    $  1,703
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of change in accounting for deferred
          initiation fees                                                      (117)
         Depreciation and amortization                                        1,510       2,775       2,490
         Accrued management fees                                               --          (502)        (97)
         Equity interest in net income of unconsolidated subsidiaries          (681)       (860)       (631)
         Distributions from unconsolidated subsidiaries                         258         320         623
         Stock issued as directors' fees                                       --            29           8
         Loss on sale of Sports Connections                                    --          --           300
         (Increase) decrease in:
              Accounts receivable, net                                         (172)        (23)        149
              Inventories                                                        18          42         105
              Other current assets                                              402        (106)        (12)
         Increase (decrease) in:
              Accounts payable                                                  665       1,011        (816)
              Accrued liabilities                                               894        (908)        225
              Deferred membership revenues                                   (1,515)       (263)       (633)
              Deferred lease obligations                                        379         312         211
                                                                           --------    --------    --------
                   Net cash provided by operating activities                  4,225       3,466       3,625

Cash flows from investing activities:
    Capital expenditures                                                       (381)       (929)     (2,788)
    Business acquisitions, net of cash acquired                             (27,906)     (1,255)     (2,118)
    Proceeds from sale of Sports Connections                                   --          --         3,569
    Sale (purchase) of other non-operating assets                            (1,116)        (33)         95
                                                                           --------    --------    --------
                   Net cash used for investing activities                   (29,403)     (2,217)     (1,242)

Cash flows from financing activities:
    (Increase) decrease in due from affiliates                                 (318)     (2,658)        540
    Proceeds from notes payable and capital lease obligations                   714        --        23,371
    Repayments of notes payable and capital lease obligations                (5,085)     (2,058)    (23,693)
    Net proceeds from sale of common stock                                   35,564        --          --
    Capital contributions by partners                                           398        --          --
    Distributions and redemptions of partnership interests                   (1,262)        (30)       --
                                                                           --------    --------    --------
                   Net cash provided by (used for)  financing activities     30,011      (4,746)        218
                                                                           --------    --------    --------
                   Net increase (decrease) in cash and cash equivalents       4,833      (3,497)      2,601
Cash and cash equivalents at beginning of year                                  209       5,042       1,545
                                                                           --------    --------    --------
Cash and cash equivalents at end of year                                   $  5,042    $  1,545    $  4,146
                                                                           ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                 $  1,021    $  2,585    $  3,068
                                                                           ========    ========    ========
    Cash paid during the year for income taxes                             $   --      $  1,473    $    590
                                                                           ========    ========    ========

Non-cash activities:
    Redemption of partnership interests by issuance of notes payable       $  1,213    $   --      $   --
    Redemption of partnership interests by decrease in other assets             427        --          --
    Capital expenditures financed                                              --           982         158



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

Revenue Recognition

The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

The Company's current accounting policy for one-time non-refundable initiation fees was adopted on October 3, 1997 and in accordance with certain provisions of Accounting Principles Board Opinion No. 20, Accounting Changes, operating results for the years ended December 31, 1995 and 1996 have been restated retroactively to reflect the current policy. Such change was made to: (i) better match revenues with related costs over an estimated period of membership; (ii) conform with the current practices of others in the industry; and (iii) comply with recently communicated guidance from the Securities and Exchange Commission. The impact on operating results for the year ended December 31, 1994 was immaterial. The impact on the December 31, 1995 and 1996 financial statement is as follows:

                                        As Reported                 As Restated
                                 ------------------------    -------------------------
                                    1995           1996          1995          1996
                                 ---------       --------    ----------      ---------
                                  (amounts in thousands,       (amounts in thousands,
                                 except per share amounts)   except per share amounts)

Revenues                          $36,092        $37,422       $34,659       $36,918
Net income                          2,004          1,704         1,639         1,703
Earnings per share                   0.18           0.15          0.14          0.15

Total assets                      $83,106        $95,584       $83,161       $95,697
                                  =======        =======       =======       =======

Total liabilities                 $43,132        $53,898       $43,669       $54,495
Total equity                       39,974         41,686        39,492         4,202
                                  --------       -------        ------         -----
Total liabilities and equity      $83,106        $95,584       $83,161       $95,697
                                  =======        =======       =======       =======


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

Intangible Assets

The costs in excess of net assets of acquired businesses resulting from the acquisitions referred to in Note 3 are being amortized on a straight-line basis over a period of 40 years. The Company periodically evaluates the carrying value of intangible assets and, considers the ability to generate positive cash flow through undiscounted future operating cash flows of the acquired operation as the key factor in determining whether the assets have been impaired. The Company has not experienced an impairment of value of any of its intangible assets as of December 31, 1996 or September 30, 1997.

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

Summary financial information of unconsolidated subsidiaries is as follows:
(The December 31, 1996 and September 30, 1997 balance sheet information operating information for the nine months ended September 30, 1997 only includes the accounts of the Spectrum Club/Manhattan Beach since the Sports Connections were sold and the Reebok-Sports Club/NY is now included in the consolidated balance sheet.)


                                                       Years ended December 31,
                                                       -----------------------
                                                         1995           1996
                                                       -------         ------
                                                        (Amounts in thousands)

Revenues............................................   $26,370        $28,572
Net income (loss)...................................      (819)         1,764


                                                            December 31,
                                                            ------------
                                                         1995           1996
                                                       -------         ------
                                                        (Amounts in thousands)

Current assets......................................   $ 1,214         $  522
Non-current liabilities.............................    18,658          2,653
                                                       -------         ------
Total assets........................................   $19,872         $3,175
                                                       =======         ======

Current assets......................................   $ 4,153         $1,444
Non-current liabilities.............................     7,490            727
                                                       -------         ------
Total liabilities...................................    11,643          2,171
Partners' capital...................................     8,229          1,004
                                                       -------         ------
Total liabilities and partners' capital.............   $19,872         $3,175
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

                                                                      (Unaudited)
                                                                 Year ended December 31,
                                                                 -----------------------
                                                                 1995              1996
                                                                 ----              ----
                                                           (in thousands, except per share data)
         Revenues ...........................................   $44,103             $52,041
         Operating expenses .................................    42,569              47,580
                                                                -------             -------
         Income from operations .............................     1,534               4,461
         Other expenses .....................................       891               2,966
                                                                -------             -------
         Income before provision for income taxes ...........       643               1,495
                                                                -------             -------
         Provision for income taxes .........................       264                 612
                                                                -------             -------
         Net income .........................................   $   379             $   883
                                                                =======             =======

         Net income per share ...............................   $   .03             $   .08
                                                                =======             =======

         Weighted average number of common shares outstanding    11,353              11,355
                                                                =======             =======


4. PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation, and summarized as follows at December 31:

                                                    1995       1996      Estimated useful lives
                                                    ----       ----      ----------------------
                                                 (Amounts in thousands)
        Land....................................  $ 9,744    $ 10,234
        Building and improvements...............   47,967      58,076     31.5 to 40 years
        Furniture, fixtures and
        equipment...............................    4,995       9,126     5 to 7 years
                                                  -------    --------
                                                   62,706      77,436
        Less accumulated
        depreciation and amortization...........    2,750       4,700
                                                  -------    --------
        Net property and equipment..............  $59,956    $ 72,736
                                                  =======    ========

Equipment under capital leases was $1,911,000 and $2,056,000 and related accumulated amortization was $649,000 and $1,008,000 at December 31, 1995 and 1996, respectively.

5. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

Notes payable and capitalized lease obligations are summarized as follows at December 31:

                                                 1995              1996
                                                 ----              ----
                                                 (Amounts in thousands)
The Sports Club/LA note(a).................   $ 22,104          $ 23,070
The Sports Club/Irvine note(b).............      5,500             5,375

Spectrum Club/Agoura Hills note(c).........      2,550             2,550

Secured bank notes(d)......................        629               245

Equipment financing and capitalized
lease obligations(e)........................     1,494             4,303

Other notes payable(f).....................        636             2,954
                                               -------           -------
                                                32,913            38,497

Less current installments...................     1,890             2,470
                                               -------           -------
                                              $ 31,023          $ 36,027
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

Future minimum annual principal payments at December 31, 1996, are as follows (in thousands):

          1997........................................... $    2,470
          1998...........................................      2,311
          1999...........................................      8,862
          2000...........................................      2,166
          2001...........................................      1,549
          Thereafter.....................................     21,139
                                                          ----------
                                                          $   38,497

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


          Year ending December 31:
               1997...................................... $    6,126
               1998......................................      8,019
               1999......................................      7,912
               2000......................................      7,672
               2001......................................      7,608
               Thereafter................................     92,338
                                                          ----------
                    Total minimum lease payments......... $  129,675
                                                          ==========

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

7. INCOME TAXES

The provision for income taxes, including the pro forma income tax adjustment for income taxes incremental to historical taxes in 1994, consists of the following:

                                                Year ended December 31,
                                         ---------------------------------------
                                           1994          1995              1996
                                           ----          ----              ----
                                                (Amounts in thousands)
   Federal.....................          $   951        $   881          $   915
   State.......................              293            258              268
                                         -------        -------          -------
                                         $ 1,244        $ 1,139          $ 1,183
                                         =======        =======          =======

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

Income tax expense (pro forma in 1994) differs from the statutory tax rate as applied to income before income taxes as follows:

                                                      Year ended December 31,
                                                      -----------------------
                                                      1994      1995       1996
                                                      ----      ----       ----
                                                         (Amounts in thousands)
   Expected federal income tax expense............   $ 1,035   $   945     $   981
   State income taxes, net of federal benefit.....       209       194         202
                                                     -------   -------     -------
                                                     $ 1,244   $ 1,139     $ 1,183
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

                                                              1995      1996
                                                              ----      ----
            Net Earnings:
                 As reported.........................      $ 1,639   $ 1,703
                 Pro forma...........................        1,474     1,533
            Earnings per
            share:
                 As reported.........................        $ .14     $ .15
                 Pro forma...........................          .13       .14


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

A summary of the status of Company stock options in all its stock-based plans as of December 31, 1996 and 1995 and changes during the year then ended is presented below:

                                                     1995                   1996
                                               --------------------  -------------------
                                                          Weighted-            Weighted-
                                                          Average               Average
                                                          Exercise             Exercise
                                               Shares      Price     Shares      Price
                                               ------      -----     ------      -----
Outstanding at beginning of year...........                          297,000      $5.06
Granted....................................    522,000      $6.76    220,500       2.66
Canceled...................................    225,000       9.00     25,000       3.18
                                               -------                ------
Outstanding at end of year.................    297,000       5.06    492,500       3.17
                                               =======               =======

Options exercisable at year-end............     93,753       5.00    185,505       3.28
                                                ======               =======

Weighted-average fair value of
options granted during the year............                  2.37                  1.75


The following table summarizes information about stock options outstanding at December 31, 1996

                                                Weighted
                                                Average
                                               Remaining
            Exercise           Number         Contractual            Options
             Prices         Outstanding       Live (Years)         Exercisable
             ------         -----------       ------------         -----------
             $2.5625            72,500            9.40                  -
              2.6875            70,000            9.17                  -
              2.7500            58,000            9.83                  -
              3.0000           225,000            8.58               162,508
              5.2500            67,000            8.25                22,997
                               -------                               -------
                               492,500            9.05               185,505
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

9. RELATED PARTY TRANSACTIONS

Due from affiliates are summarized as follows at December 31:

                                                                 1995          1996
                                                                 ----          ----
                                                                   (In thousands)
Note receivable from the Company's CEO, including interest
at 5.3%, due on April 3, 1997.  Secured by a pledge of
384,000 shares of the Company's common stock................      $631          $624

Note receivable from the Reebok-Sports Club/NY, interest at
 10%, payable quarterly, principal repayable as net cash
flow of the partnership is available (1)....................     1,500          ---

Accrued management fees from the Reebok-Sports Club/NY
interest at 10%, payable as net cash flow of the
partnership is available (1)................................       502          ---

Advances to affiliates made in the normal course of
business, payable on demand...............................         875           419
                                                                   ---          ----
                                                                $3,508        $1,043
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

     REX A. LICKLIDER has served as a director of the Company since February 1994 and was named Vice Chairman of the Board in May 1994. Prior to his involvement with the Company, Mr. Licklider served as Chairman, President and Chief Executive Officer of Com Systems, Inc., an AMEX-listed long-distance telecommunications company which he founded in 1975. Mr. Licklider is a director of Deckers Outdoor Corporation, GoldenTel, Inc., and Associated Travel Services, Inc. He also serves on the Board of Directors of the Children's Bureau of Southern California and Los Angeles Youth Programs, Inc. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

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

     TIMOTHY M. O'BRIEN has been employed by the Company since February 1995 as Chief Financial Officer. From July 1993 until February 1995, Mr. O'Brien was employed as Vice President/Controller of WCT Communications, Inc., a publicly traded long-distance telecommunications company located in Santa Barbara, California. From May 1989 until July 1993, Mr. O'Brien was Controller for Com Systems, Inc., an AMEX-listed long-distance telecommunications company located in Westlake Village, California. Mr. O'Brien has a Bachelors of Business Administration degree from the University of Wisconsin-Madison and is a Certified Public Accountant.

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

                 1994, 1995 AND 1996 SUMMARY COMPENSATION TABLE


                                                                 LONG-TERM
                                                               COMPENSATION
   NAME AND                            ANNUAL COMPENSATION        AWARDS       ALL OTHER
PRINCIPAL POSITION           YEAR          SALARY(1) BONUS       OPTIONS      COMPENSATION
------------------           ----      -------------------     -------------  ------------
                                                                 (SHARES)
                                                               -------------
D. Michael Talla             1996      $218,000(2)      --          --            --
Chairman of the Board        1995       205,250(2)      --          --            --
and Chief Executive          1994        31,154(2)      --          --            --
Officer

Nanette Pattee Francini      1996       124,175         --       15,000           --
Executive Vice President,    1995       122,200         --          --            --
Secretary and Director       1994       104,400         --          --            --

John M. Gibbons              1996       232,800(3)    $25,000   225,000(4)        --
President, Chief Operating   1995       218,933(3)      --      450,000(4)        --
Officer and Director         1994        26,586         --           --        $133,396
                                                                                  (5)

Mark S. Spino                1996       116,795         --       15,000           --
Vice President and           1995       111,855         --          --            --
Director of Development      1994        81,535         --          --            --

Philip J. Swain              1996       131,375         --       25,000           --
Vice President and           1995       127,000         --          --            --
Director of Operations       1994       105,450        20,000       --            --

Timothy M. O'Brien           1996       122,175         5,000    20,000           --
Chief Financial Officer      1995       100,087         --       25,000           --
and Assistant Secretary      1994         --            --          --            --


---------------------------

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

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1996

                                INDIVIDUAL GRANTS

                                    PERCENT
                                    OF TOTAL                               POTENTIAL
                                    OPTIONS                           REALIZABLE VALUE AT
                        NUMBER OF   GRANTED                           ASSUMED ANNUAL RATES
                         SHARES        TO                                OF STOCK PRICE
                       UNDERLYING   EMPLOYEES   EXERCISE                APPRECIATION FOR
                         OPTIONS    IN FISCAL   OR BASE   EXPIRATION     OPTION TERM (1)
        NAME           GRANTED (2)    YEAR       PRICE       DATE        5%         10%
        ----           -----------  ---------   -------    --------   -------     -------
Nanette Pattee Francini  15,000         6.8%    $2.6875    2/8/2006   $29,933     $68,730
Mark S. Spino            15,000         6.8      2.6875    2/8/2006    29,933      68,730
Philip J. Swain          25,000        11.3      2.6875    2/8/2006    49,889     114,550
Timothy M. O'Brien       15,000         6.8      2.6875    2/8/2006    29,933      68,730
Timothy M. O'Brien        5,000         2.3      2.7500  10/31/2006     9,665      23,535


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

                                                           NUMBER OF
                                                            SHARES    PERCENT OF
                       NAME OF                           BENEFICIALLY OUTSTANDING
                 BENEFICIAL OWNER(1)                         OWNED    SHARES (7)
                 -------------------                     ------------ -----------
    D. Michael Talla(2)(3).............................   4,872,238    42.83 %
    The Licklider Living Trust
       dated May 2, 1986...............................   1,285,562    11.32 %
    Mona Talla(2)(3)...................................   4,872,238    42.83 %
    Nanette Pattee Francini(2)(3)......................   4,872,238    42.83 %
    Mark S. Spino(2)(3)................................   4,872,238    42.83 %
    Phil Swain(2)(3)...................................   4,872,238    42.83 %
    The Jared R. Talla
       Irrevocable Trust dated
       January 4, 1993(2)(3)...........................   4,872,238    42.83 %
    The Brett M. Talla
       Irrevocable Trust dated
       January 4, 1993(2)(3)...........................   4,872,238    42.83 %
    John M. Gibbons(4).................................     228,005     1.97 %
    Dennison Veru......................................      11,000        ***
    Timothy M. O'Brien(5)..............................      21,666        ***
    Andrew Turner......................................      53,000        ***
    All directors and executive officers as a group
       (9 persons)(6)..................................   6,471,471    55.86 %


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

     EXHIBIT
     NUMBER      EXHIBIT
     ------      -------
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

      10.59      Guarantee by Marvin Davis in favor of L.A./Irvine Sports Club,
                 Ltd., which became effective with the consummation of the Offering.*


     EXHIBIT
     NUMBER      EXHIBIT
     ------      -------
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

      10.75      Athletic Club lease by and between The Spectrum Club Company, Inc.
                 and The Newhall Land and Farming Company dated as of January 22,
                 1996.***

      10.76      Settlement Agreement by and among Lincoln Metrocenter Partners,
                 L.P., Reebok-Sports Club/NY, Ltd., Talla New York, Inc., RFC,
                 Inc., and LMP Health Club Co. dated as of December 28, 1995 and
                 Promissory Notes in connection therewith.***

      10.77      Credit Agreement and related Exhibits by and between The Sports
                 Club Company, Inc. and HealthFitness Organization of America, Inc.
                 dated as of November 28, 1995.***

     EXHIBIT
     NUMBER      EXHIBIT
     ------      -------
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

       21.1      Subsidiaries of the Registrant.

-----------------

#    Compensation agreement or plan.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, declared effective on October 13, 1994 (SEC file No. 33-79552).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1995 (SEC file No. 1-13290).

*** Incorporated by reference to the Registrant's Annual Report or Form 10-K/A, filed with the Securities and Exchange Commission on March 29, 1996 (SEC file No. 1-3290).

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c)  Exhibits

                  INDEX TO EXHIBITS                                        SEQUENTIALLY
       EXHIBIT                                                               NUMBERED
       NUMBER     EXHIBITS                                                     PAGE
       -------    -------------------------------------------------------- ------------
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

       21.1       Subsidiaries of the Registrant.

-----------------

      #           Compensation agreement or plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of October 1997.


                                      THE SPORTS CLUB COMPANY, INC.





                                      -----------------------------
                                      D. Michael Talla,
                                      Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


Signature                                    Title                              Date
------------------------------------         ------------------------------     --------------------


------------------------------------         Chairman of the Board              October 14, 1997
D. Michael Talla                             and Chief Executive Officer



------------------------------------         Chief Financial Officer            October 14, 1997
Timothy O'Brien                              (Principal Financial and
                                             Accounting  Officer)


------------------------------------         Vice Chairman of the Board         October 14, 1997
Rex A. Licklider


------------------------------------         President, Chief Operating         October 14, 1997
John M. Gibbons                              Officer and Director



------------------------------------         Director                           October 14, 1997
Brian J. Collins



------------------------------------         Director                           October 14, 1997
Nanette Pattee Francini



------------------------------------         Director                           October 14, 1997
Andrew L. Turner



------------------------------------         Director                           October 14, 1997
Dennison Veru
