Form 10-Q/A
period 1997-03-31
SPORTS CLUB CO INC
filed 1997-10-20
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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


                             Yes   X     No
                                -------     --------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Shares
                                                Outstanding at
              Class                              May 9, 1997
----------------------------------      ------------------------------------
  Common stock, $.01 par value                    11,358,000

                          THE SPORTS CLUB COMPANY, INC.

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                     PAGE

   ITEM 1.      FINANCIAL STATEMENTS  (UNAUDITED)

                   Condensed Consolidated Balance Sheets -                                  3
                    December 31, 1996 and March 31, 1997

                   Condensed Consolidated Statements of Operations -                        4
                    Three Months ended March 31, 1996 and 1997

                   Condensed Consolidated Statements of Cash Flows -                        5
                    Three Months ended March 31, 1996 and 1997

                   Notes to Condensed Consolidated Financial Statements                     6


      ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          9
                   RESULTS OF OPERATIONS


   PART II.        OTHER INFORMATION                                                       13


   SIGNATURES                                                                              14

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  December 31,  March 31,
                                        ASSETS                                        1996        1997
                                                                                      ----        ----
                                                                                   (Restated)  (Restated)
                                                                                     --------   --------
Current assets:
    Cash and cash equivalents                                                        $  4,146   $  3,145
    Accounts receivable, net of allowance for doubtful accounts
      of  $57 and $155 at December 31, 1996 and March 31, 1997                          1,376      1,528
    Inventories                                                                           395        467
    Other current assets                                                                  381        467
    Due from affiliates                                                                 1,043        876
                                                                                     --------   --------
         Total current assets                                                           7,341      6,483

Property and equipment, at cost, net of accumulated depreciation and
    amortization of $4,700 and $5,445 at December 31, 1996 and March 31, 1997          72,736     73,245
Equity interest in unconsolidated subsidiary                                              642        623
Costs in excess of net assets acquired, less accumulated amortization
    of $454 and $542 at December 31, 1996 and March 31, 1997                           13,552     13,464
Other assets, at cost, net                                                              1,426      1,498
                                                                                     --------   --------
                                                                                     $ 95,697   $ 95,313
                                                                                     ========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and capitalized
       lease obligations                                                             $  2,470   $  2,380
    Accounts payable                                                                    1,431      1,006
    Accrued liabilities                                                                 2,777      3,090
    Deferred membership revenues                                                        7,481      7,797
                                                                                     --------   --------
         Total current liabilities                                                     14,159     14,273

Notes payable and capitalized lease obligations,
    less current installments                                                          36,027     35,482
Deferred lease obligations                                                              3,309      3,221
Minority interest                                                                       1,000        924
                                                                                     --------   --------
    Total liabilities                                                                  54,495     53,900

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
         no shares issued or outstanding                                                   --         --
    Common stock, $.01 par value, 40,000,000 shares authorized;
         11,358,000 shares issued and outstanding at
         December 31, 1996 and March 31, 1997                                             114        114
    Additional paid-in capital                                                         36,935     36,935
    Retained earnings                                                                   4,153      4,642
    Less: Treasury stock, at cost, 60,487 shares                                           --       (278)
                                                                                     --------   --------
         Total shareholders' equity                                                    41,202     41,413
                                                                                     --------   --------
                                                                                     $ 95,697   $ 95,313
                                                                                     ========   ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      March 31,
                                                                  1996        1997
                                                                  ----        ----
                                                               (Restated)  (Restated)
Revenues                                                        $  9,354    $ 13,864

Operating expenses:
   Direct                                                          5,778       9,972
   Selling, general and administrative                             1,452       1,561
   Depreciation and amortization                                     616         912
                                                                --------    --------
        Total operating expenses                                   7,846      12,445
                                                                --------    --------
             Income from operations                                1,508       1,419

Other income (expense):
   Interest                                                         (657)       (801)
   Minority interests                                                (38)         38
   Equity interest in net income of unconsolidated subsidiary         81         161
                                                                --------    --------
             Income before income taxes                              894         817

Provision for income taxes                                           367         310
                                                                --------    --------

             Net income                                         $    527    $    507
                                                                ========    ========

Net income per share                                            $   0.05    $   0.04
                                                                ========    ========


Weighted average number of common shares outstanding              11,355      11,348
                                                                ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 March 31,
                                                                             1996        1997
                                                                             ----        ----
                                                                          (Restated)  (Restated)
Cash flows from operating activities:
    Net income                                                            $    527    $    507
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                         616         912
         Accrued management fees                                              (199)         --
         Equity interest in net income of unconsolidated subsidiary            (81)       (161)
         Distributions from unconsolidated subsidiary                          184         179
         Minority interest in New York Partnership                              --         (76)
         (Increase) decrease in:
              Accounts receivable, net                                           9        (152)
              Inventories                                                       11         (72)
              Other current assets                                            (246)       (232)
         Increase (decrease) in:
              Accounts payable                                                (578)       (425)
              Accrued liabilities                                              406         313
              Deferred membership revenues                                    (322)        316
              Deferred lease obligations                                        79         (88)
                                                                          --------    --------
                   Net cash provided by operating activities                   406       1,021

Cash flows from investing activities:
    Capital expenditures                                                      (410)     (1,259)
    Stock re-purchase                                                           --        (295)
                                                                          --------    --------
                   Net cash used for investing activities                     (410)     (1,554)

Cash flows from financing activities:
    (Increase) decrease in due from affiliates                                (361)        167
    Proceeds from notes payable and capital lease obligations               23,029          --
    Repayments of notes payable and capital lease obligations              (22,360)       (635)
                                                                          --------    --------
                   Net cash provided by (used for) financing activities        308        (468)
                                                                          --------    --------
                   Net increase (decrease) in cash and cash equivalents        304      (1,001)
Cash and cash equivalents at beginning of period                             1,545       4,146
                                                                          ========    ========
Cash and cash equivalents at end of period                                $  1,849    $  3,145
                                                                          ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $    731    $    833
                                                                          ========    ========
    Cash paid for income taxes                                            $    159    $    202
                                                                          ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996 AND MARCH 31, 1997

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996, consolidated financial statements and notes thereto, included on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim period set forth herein. All such adjustments are of a normal and recurring nature. The results for the three month period ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARY

        Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in its joint venture agreement relating to this unconsolidated subsidiary. Summary financial information of the Spectrum Club/Manhattan Beach is as follows:

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                      1996            1997
                                                                      ----            ----
                                                                     (Amounts in thousands)
Revenues......................................................       $1,347          $1,559
Net income....................................................          190             349

                                                                  December 31,    March 31,
                                                                      1996          1997
                                                                      ----          ----
                                                                    (Amounts in thousands)
Current assets................................................         $522            $641
Non-current assets............................................        2,653           2,644
                                                                 ----------      ----------
   Total assets...............................................       $3,175          $3,285
                                                                 ==========      ==========

Current liabilities...........................................       $1,444          $1,590
Non-current liabilities.......................................          539             554
                                                                 ----------      ----------
   Total liabilities..........................................        1,983           2,144
Partners' capital.............................................        1,192           1,141
                                                                 ----------      ----------
                                                                     $3,175          $3,285
                                                                 ==========      ==========

3. RELATED PARTY TRANSACTIONS

Due from affiliates are summarized as follows:

                                                                               December 31, March 31,
                                                                                    1996      1997
                                                                                    ----      ----
                                                                                (amounts in thousands)
Note receivable from the Company's CEO, with interest payable at 5.3%, was due on April 3, 1997. This note was cancelled and a new note due April 3, 1998, was issued, secured by a pledge of 300,000 shares of the Company's common
  stock.......................................................................     $  624     $  632
Advances to  affiliates  made in the normal course of business,
  payable on demand ..........................................................        419        244
                                                                                   ------     ------
                                                                                   $1,043     $  876
                                                                                   ======     ======

        The Company manages the operation of the Spectrum Club/Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $33,332 per month plus 4.5% of the Club's gross revenues for managing this Club.

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

Notes payable and capitalized lease obligations are summarized as follows:

                                                                  December 31,     March 31,
                                                                      1996            1997
                                                                      ----            ----
                                                                     (Amounts in thousands)
The Sports Club/LA note.......................................      $23,070         $22,896
The Sports Club/Irvine note...................................        5,375           5,250
The Spectrum Club/Agoura Hills note...........................        2,550           2,549
Secured bank notes............................................          245             154
Equipment financing and
   capitalized lease obligations..............................        4,303           4,059
Other notes payable...........................................        2,954           2,954
                                                                 ----------      ----------
                                                                     38,497          37,862
Less current installments.....................................        2,470           2,380
                                                                 ----------      ----------
                                                                    $36,027         $35,482
                                                                 ==========      ==========

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

7.  RECENT DEVELOPMENTS

        On March 13, 1997, the Company entered into an agreement to sell 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). MEP currently owns a 9.9% Partnership interest in the Reebok-Sports Club/NY Partnership. The Company will receive $5.0 million cash, MEP's 9.9% Partnership interest, a $2.5 million note due from the Partnership and MEP's rights to certain accrued management fees due from the Partnership in exchange for the newly issued shares The Company also announced it signed a letter of intent to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by an affiliate of MEP. Consummation of the agreements is expected in May 1997, but is subject to certain conditions including the negotiation of leases for the Washington D.C. and San Francisco, California Sports Clubs.

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

8. CHANGE IN ACCOUNTING FOR INITIATION FEES

        The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, in operations over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

        The Company's accounting policy for one-time non-refundable initiation fees was recently adopted and in accordance with certain provisions of Accounting Principles Board Opinion No. 20, Accounting Changes, operating results for the three months ended March 31, 1996 and 1997 have been restated retroactively to reflect the current policy. Such change was made to: (i) better match revenues with related costs over an estimated period of membership;

(ii) conform with the current practices of others in the industry; and (iii) comply with recently communicated guidance from the Securities and Exchange Commission. The impact on the three months ended March 31, 1996 and 1997 financial statement is as follows (in thousands, except per share amounts):

                                       As Reported                       As Restated
                                       -----------                       -----------
                                   1996             1997            1996             1997
                                   ----             ----            ----             ----
Revenues                          $9,306           $14,056          $9,354          $13,864
Net income                           409               583             527              507
Earnings per share                  0.04              0.05            0.05             0.04

Total assets                     $83,891           $95,214         $83,936          $95,313
                                 =======           =======         =======          =======

Total liabilities                $43,509           $53,240         $43,917          $53,900
Total equity                      40,382            41,974          40,019           41,413
                                  ------            ------          ------           ------
Total liabilities and equity     $83,891           $95,214         $83,936          $95,313
                                 =======           =======         =======          =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A. The Company's consolidated financial statements reflect the operations of The Sports Clubs, The Spectrum Clubs and HealthFitness Organization of America, Inc. ("HFA"). The Reebok-Sports Club/NY was accounted for under the equity method of accounting until December 30, 1996, at which time the Company acquired a majority ownership position and the operations of Reebok-Sports Club/NY were consolidated with and into the Company. The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

        Revenues for the three months ended March 31, 1997, were $13.9 million, compared to $9.4 million in 1996, an increase of $4.5 million or 47.9%. The increase resulted primarily from revenue from Reebok Sports Club/NY, which was consolidated into the Company's revenues following the acquisition of a controlling interest in the Club on December 30, 1996. Revenue growth from HFA also contributed to the overall increase.

        Direct operating expenses increased to $10.0 million in the three months ended March 31, 1997, versus $5.8 million in 1996. The increase resulted primarily from the addition of operating expenses at Reebok Sports Club/NY. Direct operating expenses as a percentage of revenues increased to 71.9% in 1997 compared to 61.8% in 1996 due to lower margins at Reebok Sports

Club/NY. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

        Selling, general and administrative expenses were $1.6 million in the three months ended March 31, 1997, versus $1.5 million in 1996. The Company's general and administrative costs increased by $63,000 in 1997 with the remaining increase due to the consolidation of direct selling expenses incurred at Reebok Sports Club/NY. These costs decreased as a percentage of revenue from 15.5% in 1996 to 11.3% in 1997. The Company was managing Reebok Sports Club/NY in 1996 and therefore, the revenue growth which resulted from consolidating this Club was not accompanied by an increase in general and administrative expenses.

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

        Equity interest in net income of unconsolidated subsidiary was $161,000 in the three months ended March 31, 1997 versus $81,000 in 1996. The 1996 and 1997 amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

        The Company's net income before income taxes was $817,000 for the three months ended March 31, 1997, versus $894,000 in 1996. The Company's estimated income tax rate is 38% for the three months ended March 31, 1997, and 41% for 1996, resulting in a net income of $507,000 for the three months ended March 31, 1997, versus net income of $527,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended December 31, 1996, and the three months ended March 31, 1997, the Company generated $8.1 million and $2.5 million of earnings before interest, depreciation, amortization and income taxes, respectively. At March 31, 1997, the Company had a cash balance of $3.1 million of which $302,000 is in a special construction account for the development of a Spectrum Club in Valencia, California and $306,000 relates to Reebok-Sports Club/NY Partnership. The remaining $2.5 million is available for general corporate purposes. The Company anticipates its cash balance on hand plus cash generated from operations and the amount available under the credit facility will be adequate to fund the Company's current operating activities, debt service, developmental capital requirements, and recurring capital expenditures for the next twelve months.

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

PART II.       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        THE SPECTRUM CLUB COMPANY, INC., a California corporation, v. CENTURY ENTERTAINMENT CENTER, L. P. (Los Angeles Superior Court). In August 1995, Century City Spectrum ("CCS"), a subsidiary of the Company, closed the Century City Spectrum Club. In connection with the bankruptcy of the landlord, CCS's rights under the lease related to this Club were acquired by Century Entertainment Center, L.P. ("Century"). On August 10, 1995, CCS filed an action against Century alleging breach of the lease by the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The Cross-Complaint seeks in excess of $800,000 through December 1995, rent thereafter for the term of the lease (which term expires on October 31, 2002), of approximately $39,000 per month, attorneys fees and interest. The trial court ruled CCS's right of first refusal cannot be asserted against Century. CCS's primary remaining defense is based upon Century's obligation to re-lease the subject space. In addition, CCS may appeal the trial court's ruling following trial. The Company is conducting discussions with Century to settle this matter. However, there can be no assurance that the Company will not be held liable for all amounts sought by Century from CCS. Such liability would have a material, adverse effect upon the Company.

        For information concerning other legal proceedings, see Item 3 of the Company's December 31, 1996 Form 10-K/A (SEC File Number 1-13290).


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




                                        THE SPORTS CLUB COMPANY, INC.


Date: October 14, 1997                     by  /s/ David Michael Talla
                                               ---------------------------------
                                               David Michael Talla
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)




Date: October 14, 1997                     by  /s/ Timothy M. O'Brien
                                               ---------------------------------
                                               Timothy M. O'Brien
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)