Form 10-Q/A
period 1997-06-30
SPORTS CLUB CO INC
filed 1997-10-20
CIK 924373

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


                                                    Shares
                                                Outstanding at
              Class                             August 8, 1997
----------------------------------      ------------------------------------
  Common stock, $.01 par value                    13,463,263

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND JUNE 30, 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              December 31,   June 30,
                                              ASSETS                              1996         1997
                                                                              ------------  ----------
                                                                               (Restated)   (Restated)
                                                                               ----------   ----------
Current assets:
    Cash and cash equivalents                                                  $   4,146    $   6,736
    Accounts receivable, net of allowance for doubtful accounts
      of $57 and $189 at December 31, 1996 and June 30, 1997                       1,376        1,745
    Inventories                                                                      395          567
    Other current assets                                                             381          385
    Due from affiliates                                                            1,043          966
                                                                               ---------    ---------
         Total current assets                                                      7,341       10,399

Property and equipment, at cost, net of accumulated depreciation and
    amortization of $4,700 and $6,207 at December 31, 1996 and June 30, 1997      72,736       74,255
Equity interest in unconsolidated subsidiary                                         642          708
Costs in excess of net assets acquired, less accumulated amortization
    of $454 and $631 at December 31, 1996 and June 30, 1997                       13,552       15,590
Other assets, at cost, net                                                         1,426        1,688
                                                                               ---------    ---------
                                                                               $  95,697    $ 102,640
                                                                               =========    =========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and capitalized
       lease obligations                                                       $   2,470    $   2,279
    Accounts payable                                                               1,431          933
    Accrued liabilities                                                            2,777        3,801
    Deferred membership revenues                                                   7,481        8,598
                                                                               ---------    ---------
         Total current liabilities                                                14,159       15,611

Notes payable and capitalized lease obligations,
    less current installments                                                     36,027       32,844
Deferred lease obligations                                                         3,309        2,930
Minority interest                                                                  1,000          600
                                                                               ---------    ---------
         Total liabilities                                                        54,495       51,985

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
         no shares issued or outstanding                                            --          --
    Common stock, $.01 par value, 40,000,000 shares authorized;
         11,358,000 and 13,463,263 shares issued and outstanding at
         December 31, 1996 and June 30, 1997                                         114         135
    Additional paid-in capital                                                    36,935      46,914
    Retained earnings                                                              4,153       3,919
    Less: Treasury stock, at cost, 68,587 shares                                    --          (313)
                                                                               ---------   ---------
         Total shareholders' equity                                               41,202      50,655
                                                                               ---------   ---------
                                                                               $  95,697   $ 102,640
                                                                               =========   =========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                            Three Months Ended        Six Months Ended
                                                                                  June 30,                 June 30,
                                                                              1996         1997        1996         1997
                                                                           ----------   ----------  ----------  ----------
                                                                           (Restated)   (Restated)  (Restated)  (Restated)
                                                                           ----------   ----------  ----------  ----------

Revenues                                                                   $  9,193    $ 14,192     $ 18,547    $ 28,056

Operating expenses:
   Direct                                                                     5,755      10,285       11,533      20,257
   Selling, general and administrative                                        1,539       1,527        2,991       3,088
   Depreciation and amortization                                                604         922        1,220       1,834
                                                                           --------    --------     --------    --------
        Total operating expenses                                              7,898      12,734       15,744      25,179
                                                                           --------    --------     --------    --------
             Income from operations                                           1,295       1,458        2,803       2,877

Other income (expense):
   Interest                                                                    (706)       (797)      (1,363)     (1,598)
   Minority interests                                                           (37)         15          (75)         53
   Equity interest in net income of unconsolidated subsidiary                   175         182          256         343
   Litigation settlement                                                       --        (2,025)         --        (2,025)
                                                                           --------    --------     --------    --------
             Income (loss) before income taxes                                  727      (1,167)       1,621        (350)

Income tax expense (benefit)                                                    298        (443)         665        (133)
                                                                           --------    --------     --------    --------

             Net income (loss)                                             $    429    $   (724)    $    956    $   (217)
                                                                           ========    ========     ========    ========

Net income (loss) per share                                                $   0.04    $  (0.06)    $   0.08    $  (0.02)
                                                                           ========    ========     ========    ========


Weighted average number of common
  shares outstanding                                                         11,355      11,545      11,355      11,447
                                                                           ========    ========    ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  June 30,
                                                                             1996          1997
                                                                          ----------     ----------
                                                                          (Restated)     (Restated)
                                                                          ----------     ----------
Cash flows from operating activities:
    Net income                                                            $    956       $   (217)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                       1,220          1,834
         Accrued management fees                                              (406)          --
         Equity interest in net income of unconsolidated subsidiary           (256)          (343)
         Distributions from unconsolidated subsidiary                          437            270
         Minority interest in Reebok-Sports Club/NY                           --             (128)
         (Increase) decrease in:
              Accounts receivable, net                                          65           (369)
              Inventories                                                      138           (172)
              Other current assets                                            (218)          (412)
         Increase (decrease) in:
              Accounts payable                                                (903)          (499)
              Accrued liabilities                                                1          1,047
              Deferred membership revenues                                  (1,013)         1,117
              Deferred lease obligations                                       157           (379)
                                                                          --------       --------
                   Net cash provided by operating activities                   178          1,749

Cash flows from investing activities:
    Capital expenditures                                                      (809)        (2,581)
    Cash received from sale of common stock                                   --            5,000
    Stock re-purchase                                                         --             (330)
                                                                          --------       --------
                   Net cash provided by (used for) investing activities       (809)         2,089

Cash flows from financing activities:
    Decrease in due from affiliates                                            714             77
    Proceeds from notes payable and capital lease obligations               23,029           --
    Repayments of notes payable and capital lease obligations              (22,756)        (1,325)
                                                                          --------       --------
                   Net cash provided by (used for) financing activities        987         (1,248)
                                                                          --------       --------
                   Net increase in cash and cash equivalents                   356          2,590
Cash and cash equivalents at beginning of period                             1,545          4,146
                                                                          --------       --------
Cash and cash equivalents at end of period                                $  1,901       $  6,736
                                                                          ========       ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $  1,505       $  1,679
                                                                          ========       ========
    Cash paid for income taxes                                            $    559       $    492
                                                                          ========       ========
    Capital expenditures financed                                         $   --         $    451
                                                                          ========       ========
    Stock issued in exchange for interest in Reebok-Sports Club/NY        $   --         $  5,000
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

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARY

        Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in its joint venture agreement relating to this unconsolidated subsidiary. Summary financial information of the Spectrum Club/Manhattan Beach is as follows:


                                      Six months ended June 30,
                                      ------------------------
                                        1996            1997
                                      --------        --------
                                       (Amounts in thousands)
Revenues .....................        $2,760          $3,182
Net income ...................           577             744

                                    December 31,      June 30,
                                        1996            1997
                                      --------        --------
                                       (Amounts in thousands)
Current assets ...............        $  522          $  668
Non-current assets ...........         2,653           2,752
                                      ------          ------
    Total assets .............        $3,175          $3,420
                                      ======          ======

Current liabilities ..........        $1,444          $1,595
Non-current liabilities ......           539             493
                                      ------          ------
    Total liabilities ........         1,983           2,088
Partners' capital ............         1,192           1,332
                                      ------          ------
                                      $3,175          $3,420
                                      ======          ======

3. RELATED PARTY TRANSACTIONS

         Due from affiliates are summarized as follows:


                                             December 31,    June 30,
                                                 1996          1997
                                                 ----          ----
                                                (Amounts in thousands)

Notes receivable from the Company's CEO,
  with interest payable at 5.9%, due on
  April 3, 1998. Secured by a pledge of
  300,000 shares of the Company's
  common stock............................       $  624        $  641

Advances to affiliates made in the normal
  course of business, payable on demand ..          419           325
                                                 ------        ------
                                                 $1,043        $  966
                                                 ======        ======


        The Company manages the operation of the Spectrum Club/Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $33,332 per month plus 4.5% of the Club's gross revenues for managing this Club.

4. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:


                                               December 31,     June 30,
                                                   1996           1997
                                                   ----           ----
                                                  (Amounts in thousands)

The Sports Club/LA note ..................        $23,070        $22,724
The Sports Club/Irvine note ..............          5,375          5,125
The Spectrum Club/Agoura Hills note ......          2,550          2,545
Secured bank notes and other notes payable          3,199            454
Equipment financing and capitalized
  lease obligations.......................          4,303          4,275
                                                  -------        -------
                                                   38,497         35,123
Less current installments ................          2,470          2,279
                                                  -------        -------
                                                  $36,027        $32,844
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

10. CHANGE IN ACCOUNTING FOR INITIATION FEES

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

        The Company's current accounting policy for one-time non-refundable initiation fees was recently adopted and in accordance with certain provisions of Accounting Principles Board Opinion No. 20, Accounting Changes, operating results for the six months ended June 30, 1996 and 1997 have been restated retroactively to reflect the current policy. Such change was made to: (i) better match revenues with related costs over an estimated period of membership; (ii) conform with the current practices of others in the industry; and (iii) comply with recently communicated guidance from the Securities and Exchange Commission. The impact on the three months and six months ended June 30, 1996 and 1997 financial statements are as follows (in thousands, except per share amounts):



                                      As Reported                                      As Restated
                     ---------------------------------------------    --------------------------------------------
                            3 months                6 months                3 months                6 months
                     --------------------     --------------------    --------------------     --------------------
                         1996        1997         1996        1997        1996        1997         1996        1997
                     --------    --------     --------    --------    --------    --------     --------    --------
Revenues             $  9,366    $ 14,546     $ 18,672    $ 28,602    $  9,193    $ 14,192     $ 18,547    $ 28,056
Net income (loss)         453        (555)         862          28         429        (724)         956        (217)
Earnings (loss)
 per share               0.04       (0.05)        0.08        0.00        0.04       (0.06)        0.08       (0.02)




                             As reported            As Restated
                        --------------------    --------------------
                        June 30,    June 30,    June 30,    June 30,
                            1996        1997        1996        1997
                        --------    --------    --------    --------
Total assets            $ 82,571    $102,523    $ 82,632    $102,640
                        ========    ========    ========    ========

Total liabilities       $ 41,735    $ 51,139    $ 42,183    $ 51,985
Total equity              40,836      51,384      40,449      50,655
                        --------    --------    --------    --------
Total liabilities
 and equity             $ 82,571    $102,523    $ 82,632    $102,640
                        ========    ========    ========    ========




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

RESULTS OF OPERATIONS

 Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30, 1996

        Revenues for the three months ended June 30, 1997, were $14.2 million, compared to $9.2 million in 1996, an increase of $5.0 million or 54.4%. An increase of $4.3 million resulted from revenue from Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a controlling interest in the Club on December 30, 1996. Revenue growth of

$300,000 from the remaining Clubs as well growth of $400,000 from HFA also contributed to the overall increase.

        Direct operating expenses increased to $10.3 million in the three months ended June 30, 1997, versus $5.8 million in 1996. The increase resulted primarily from the consolidation of operating expenses at Reebok Sports Club/NY. Direct operating expenses as a percentage of revenues increased to 72.5% in 1997 compared to 62.6% in 1996 due to lower margins at Reebok Sports Club/NY. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

        Selling, general and administrative expenses were $1.5 million in the three months ended June 30, 1997, versus $1.5 million in 1996. These costs decreased as a percentage of revenue from 16.7% in 1996 to 10.8% in 1997. The Company was managing Reebok Sports Club/NY in 1996 and therefore, the revenue growth which resulted from consolidating this Club was not accompanied by an increase in general and administrative expenses.

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

        Equity interest in net income of unconsolidated subsidiary was $182,000 in the three months ended June 30, 1997 versus $175,000 in 1996. The 1996 and 1997 amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

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

        The Company's net loss before income taxes was $1.2 million for the three months ended June 1997. The Company's net income before income taxes and before the settlement of the Century City litigation was $858,000 in the three months ended June 30, 1997 versus $727,000 in 1996. The Company's estimated income tax rate is 38% for the three months ended June 30, 1997, and 41% for 1996, resulting in a net loss of $724,000 for the three months ended June 30, 1997, versus net income of $429,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

 Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

        Revenues for the six months ended June 30, 1997, were $28.1 million, compared to $18.5 million in 1996, an increase of $9.6 million or 51.3%. An increase of $8.4 million resulted from revenue from Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a controlling interest in the Club on December 30, 1996. Revenue growth of $700,000 from the remaining Clubs as well as growth of $600,000 from HFA also contributed to the overall increase.

        Direct operating expenses increased to $20.3 million in the six months ended June 30, 1997, versus $11.5 million in 1996. The increase resulted primarily from the addition of operating expenses at Reebok Sports Club/NY. Direct operating expenses as a percentage of revenues increased to 72.2% in 1997 compared to 62.2% in 1996 due to lower margins at Reebok Sports Club/NY. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

        Selling, general and administrative expenses were $3.1 million in the six months ended June 30, 1997 versus $3.0 million in 1996. The increase was due to the consolidation of direct selling expenses incurred at Reebok Sports Club/NY. These costs decreased as a percentage of revenue from 16.1% in 1996 to 11.0% in 1997. The Company was managing Reebok Sports Club/NY in 1996 and therefore, the revenue growth which resulted from consolidating this Club was not accompanied by an increase in general and administrative expenses.

        Depreciation and amortization expenses were $1.8 million in the six months ended June 30, 1997 versus $1.2 million in 1996. The increase is due primarily to the consolidation of depreciation and amortization at Reebok Sports Club/NY. Interest expense was $1.6 million in the six months ended June 30, 1997, versus $1.4 million in 1996. Interest expense of $372,000 at Reebok Sports Club/NY was offset by increased interest income due to more available cash for investment and lower interest expenses as indebtedness matured.

        Equity interest in net income of unconsolidated subsidiary was $343,000 in the six months ended June 30, 1997 versus $256,000 in 1996. The 1996 and 1997 amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

        Litigation settlement costs were $2.0 million in the six months ended June 30, 1997. There were no similar costs for the same period in 1996.

        The Company's net loss before income taxes was $350,000 for the six months ended June 30, 1997. The Company's net income before income taxes and before the settlement of the Century City litigation was $1.7 million in the six months ended June 30, 1997 versus $1.6 million in 1996. The Company's estimated income tax rate is 38% for the six months ended June 30, 1997, and 41% for 1996, resulting in a net loss of $217,000 for the six months ended June 30, 1997, versus net income of $956,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

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

PART II  OTHER INFORMATION

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