Form 10-Q
period 1997-09-30
SPORTS CLUB CO INC
filed 1997-10-31
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                            COMMISSION FILE # 1-13290


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



                                 Yes   X     No
                                    -----      -----



             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                         Shares
                                                     Outstanding at
           Class                                    October 29, 1997
----------------------------                        ----------------
Common stock, $.01 par value                           13,753,621

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      December 31,   September 30,
                                                                                           1996          1997
                                                                                        ---------      ---------
Current assets:
     Cash and cash equivalents                                                          $   4,146      $   2,570
     Accounts receivable, net of allowance for doubtful accounts
       of  $57 and $323 at December 31, 1996 and September 30, 1997                         1,376          2,464
     Inventories                                                                              395            633
     Other current assets                                                                     381            240
     Due from affiliates                                                                    1,043            125
                                                                                        ---------      ---------
          Total current assets                                                              7,341          6,032

Property and equipment, at cost, net of accumulated depreciation and
     amortization of $4,700 and $7,063 at December 31, 1996 and September 30, 1997         72,736         81,597
Equity interest in unconsolidated subsidiary                                                  642            821
Costs in excess of net assets acquired, less accumulated amortization
     of $454 and $718 at December 31, 1996 and September 30, 1997                          13,552         16,091
Other assets, at cost, net                                                                  1,426          2,084
                                                                                        ---------      ---------
                                                                                        $  95,697      $ 106,625
                                                                                        =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of notes payable and capitalized
        lease obligations                                                               $   2,470      $   2,457
     Accounts payable                                                                       1,431            898
     Accrued liabilities                                                                    2,777          4,714
     Deferred membership revenues                                                           7,481          9,177
                                                                                        ---------      ---------
          Total current liabilities                                                        14,159         17,246

Notes payable and capitalized lease obligations,
     less current installments                                                             36,027         32,607
Deferred lease obligations                                                                  3,309          3,651
Minority interest                                                                           1,000            600
                                                                                        ---------      ---------
     Total liabilities                                                                     54,495         54,104

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding                                                      --             --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          11,358,000 and 13,753,621 shares issued and outstanding at
          December 31, 1996 and September 30, 1997                                            114            138
     Additional paid-in capital                                                            36,935         48,586
     Retained earnings                                                                      4,153          4,759
     Less: Treasury stock, at cost, 165,753 shares                                             --           (962)
                                                                                        ---------      ---------
          Total shareholders' equity                                                       41,202         52,521
                                                                                        ---------      ---------
                                                                                        $  95,697      $ 106,625
                                                                                        =========      =========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three Months Ended             Nine Months Ended
                                                                    -----------------------       -----------------------
                                                                         September 30,                 September 30,
                                                                      1996           1997           1996           1997
                                                                    --------       --------       --------       --------
                                                                   (Restated)                    (Restated)
Revenues                                                            $  9,160       $ 16,227       $ 27,707       $ 44,284

Operating expenses:
    Direct                                                             5,698         11,414         17,231         31,671
    Selling, general and administrative                                1,550          1,789          4,541          4,877
    Depreciation and amortization                                        649          1,025          1,869          2,859
                                                                    --------       --------       --------       --------
         Total operating expenses                                      7,897         14,228         23,641         39,407
                                                                    --------       --------       --------       --------
              Income from operations                                   1,263          1,999          4,066          4,877

Other income (expense):
    Interest                                                            (693)          (768)        (2,055)        (2,368)
    Minority interests                                                   (37)           (37)          (113)            16
    Equity interest in net income of unconsolidated subsidiary           180            159            436            502
    Litigation settlement                                                 --             --             --         (2,025)
                                                                    --------       --------       --------       --------
              Income before income taxes                                 713          1,353          2,334          1,002

Income tax expense                                                       292            513            957            380
                                                                    --------       --------       --------       --------

              Net income                                            $    421       $    840       $  1,377       $    622
                                                                    ========       ========       ========       ========

Net income per share                                                $   0.04       $   0.06       $   0.12       $   0.05
                                                                    ========       ========       ========       ========


Weighted average number of common shares outstanding                  11,355         13,568         11,355         12,162
                                                                    ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    September 30,
                                                                               -----------------------
                                                                                 1996           1997
                                                                               --------       --------
                                                                              (Restated)
Cash flows from operating activities:
     Net income                                                                $  1,377       $    622
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                           1,869          2,859
          Accrued management fees                                                  (620)            --
          Equity interest in net income of unconsolidated subsidiary               (436)          (502)
          Distributions from unconsolidated subsidiary                              530            316
          Minority interest in Reebok-Sports Club/NY                                 --           (128)
          (Increase) decrease in:
               Accounts receivable, net                                             793         (1,029)
               Inventories                                                          175           (228)
               Other current assets                                                (234)          (750)
          Increase (decrease) in:
               Accounts payable                                                  (1,121)          (543)
               Accrued liabilities                                                  555          1,943
               Deferred membership revenues                                        (743)         1,696
               Deferred lease obligations                                           219            342
                                                                               --------       --------
                    Net cash provided by operating activities                     2,364          4,598

Cash flows from investing activities:
     Capital expenditures                                                        (1,579)        (3,267)
     Acquistion of SportsTherapy Systems, Inc.                                       --           (485)
     Acquistion of Green Valley Athletic Club                                        --         (5,288)
     Stock re-purchase                                                               --           (979)
                                                                               --------       --------
                    Net cash provided by (used for) investing activities         (1,579)       (10,019)

Cash flows from financing activities:
     Proceeds from sale of common stock in connection
      with the acquistion of interests in Reebok-Sports Club/NY                      --          5,000
     Decrease in due from affiliates                                                681            918
     Proceeds from notes payable and capital lease obligations                   23,029            500
     Repayments of notes payable and capital lease obligations                  (23,162)        (2,573)
                                                                               --------       --------
                    Net cash provided by financing activities                       548          3,845
                                                                               --------       --------
                    Net increase (decrease) in cash and cash equivalents          1,333         (1,576)
Cash and cash equivalents at beginning of period                                  1,545          4,146
                                                                               --------       --------
Cash and cash equivalents at end of period                                     $  2,878       $  2,570
                                                                               ========       ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $  2,285       $  2,635
                                                                               ========       ========
     Cash paid for income taxes                                                $    571       $    492
                                                                               ========       ========
     Capital expenditures financed                                             $     --       $    898
                                                                               ========       ========
     Stock issued in exchange for interest in Reebok-Sports Club/NY            $     --       $  5,000
                                                                               ========       ========
     Stock issued as partial consideration for Green Valley Athletic Club      $     --       $  1,675
                                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

           The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996, consolidated financial statements and notes thereto, included on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and nine-month period ended September 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARY

           Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in its joint venture agreement relating to this unconsolidated subsidiary. Summary financial information of the Spectrum Club/Manhattan Beach is as follows:

                                                    Nine months ended
                                                      September 30,
                                                 ----------------------
                                                  1996            1997
                                                 ------          ------
                                                 (Amounts in thousands)
Revenues ..................................      $4,150          $4,745
Net income ................................         870           1,081


                                               December 31,   September 30,
                                                  1996            1997
                                                 ------          ------
                                                 (Amounts in thousands)
Current assets ............................      $  522          $  599
Non-current assets ........................       2,653           2,756
                                                 ------          ------
    Total assets ..........................      $3,175          $3,355
                                                 ======          ======

Current liabilities .......................      $1,444          $1,312
Non-current liabilities ...................         539             470
                                                 ------          ------
    Total liabilities .....................       1,983           1,782
Partners' capital .........................       1,192           1,573
                                                 ------          ------
                                                 $3,175          $3,355
                                                 ======          ======

3. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:

                                                      December 31,     September 30,
                                                          1996              1997
                                                          ----              ----
                                                           (Amounts in thousands)
The Sports Club/LA note............................    $  23,070         $  22,553
The Sports Club/Irvine note........................        5,375             5,000
The Spectrum Club/Agoura Hills note................        2,550             2,539
Secured bank notes and other notes payable.........        3,199               410
Equipment financing and
   Capitalized lease obligations...................        4,303             4,562
                                                       ---------         ---------
                                                          38,497            35,064
Less current installments..........................        2,470             2,457
                                                       ---------         ---------
                                                       $  36,027         $  32,607
                                                       =========         =========


        The Company also has a $3.0 million revolving line of credit for working capital and new club development and a $2.0 million non-revolving line for funding mergers and acquisitions. As of September 30, 1997, no amounts are outstanding under these agreements.

4. NET INCOME PER SHARE

        Net income per share is based on the weighted average number of common and common equivalent shares outstanding. Fully diluted net income per share is not presented as it does not differ materially from primary net income per share.

5. INCOME TAXES

        Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

6. LITIGATION SETTLEMENT

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

7. BUSINESS ACQUISITIONS

        On June 23, 1997, the Company completed the sale of 2,105,263 shares of its common stock to Millennium Entertainment Partners, L.P., ("MEP"). The Company received $5.0 million cash, MEP's 9.9% Partnership interest in The Reebok-Sports Club/NY Partnership, a $2.5 million note due from the Partnership and MEP's rights to certain accrued management fees due from the Partnership in exchange for the newly issued shares. The Company also signed definitive leases with an affiliate of MEP to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by an affiliate of MEP. The Company has also signed a letter of intent to develop a Sports Club in Boston, Massachusetts on property currently under development by an affiliate of MEP.

        On July 1, 1997, the Company acquired the assets of SportsTherapy Systems, Inc. ("STS"), a physical therapy and rehab clinic located in Calabasas, California for approximately $485,000 in cash plus the assumption of various liabilities in the amount of $187,000. STS has been merged into the Company's HealthFitness Organization of America, Inc. ("HFA") subsidiary. In addition, the Company entered into an employment agreement with the seller of STS pursuant to which the seller is managing the operations of HFA. The acquisition was accounted for as a purchase. Accordingly, the operations of STS are included in the Company's statement of operations from the date of acquisition.

        On August 1, 1997, the Company acquired the Green Valley Athletic Club ("GVAC") located in Henderson, Nevada. The purchase price of approximately $6.7 million consisted of $5.0 million in cash and $1.7 million in shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the operations of GVAC are included in the Company's statement of operations from the date of acquisition.

        Pro forma financial data giving effect to the SportsTherapy Systems, Inc. and Green Valley Athletic Club acquisitions is not presented as their effect on the consolidated financial statements is not material.

8.  RECENT DEVELOPMENTS

        The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128), in February 1997 which is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common stockholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

9. CHANGE IN ACCOUNTING FOR INITIATION FEES

        The Company receives a one-time non-refundable initiation fee and monthly dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized in operations, on a straight-line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

        The Company's current accounting policy for one-time non-refundable initiation fees was adopted on October 3, 1997 and in accordance with certain provisions of Accounting Principles Board Opinion No. 20, Accounting Changes, operating results for the nine months ended September 30, 1996 have been restated retroactively to reflect the current policy. Such change was made to:
(i) better match revenues with related costs over an estimated period of membership; (ii) conform with the current practices of others in the industry; and (iii) comply with recently communicated guidance from the Securities and Exchange Commission. The impact on the three month and nine months ended September 30, 1996 financial statements are as follows (in thousands, except per share amounts):


                                       As Reported               As Restated
                                  3 months     9 months     3 months     9 months
                                  --------     --------     --------     --------
Revenues ...................      $ 9,390      $28,062      $ 9,160      $27,707
Net income .................          472        1,334          421        1,377
Earnings per share .........         0.04         0.12         0.04         0.12

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

        In July 1997 the Company opened the Valencia Spectrum Club and in August 1997 acquired the Green Valley Athletic Club. The comparability of the Company's operating results, financial condition and capital requirements is impacted by the transactions described above and the number of clubs which the Company operates. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996

        Revenues for the three months ended September 30, 1997, were $16.2 million, compared to $9.2 million in 1996, an increase of $7.0 million or 76.1%. An increase of $4.4 million resulted from revenue at Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a controlling interest in the Club on December 30, 1996. An increase of $900,000 resulted from the opening of the Valencia Spectrum Club and an increase of $900,000 resulted from the acquisition of the Green Valley Athletic Club. Revenue growth of $254,000 from the remaining Clubs and $546,000 from HFA also contributed to the overall increase.

        Direct operating expenses increased to $11.4 million in the three months ended September 30, 1997, versus $5.7 million in 1996. The increase resulted primarily from the consolidation of operating expenses at Reebok Sports Club/NY as well as costs incurred at the Valencia Spectrum Club and the Green Valley Athletic Club. Direct operating expenses as a percentage of revenues increased to 70.4% in 1997 compared to 62.0% in 1996 due to lower margins at Reebok Sports Club/NY and the Valencia Spectrum Club. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

        Selling, general and administrative expenses were $1.8 million in the three months ended September 30, 1997, versus $1.6 million in 1996. Selling costs increased approximately $140,000 due to the consolidation of Reebok Sports Club/New York. General and administrative costs increased primarily due to the acquisition of SportsTherapy Systems, Inc. Selling, general and administrative costs decreased as a percentage of revenue from 17.4% in 1996 to 11.1% in 1997. The revenue growth which resulted from the consolidation of the Reebok Sports Club/New York as well as the opening of the Valencia Spectrum Club and the acquisition of the Green Valley Athletic Club was not accompanied by a significant growth in general and administrative costs.

        Depreciation and amortization expenses were $1.0 million in the three months ended September 30, 1997, versus $649,000 in 1996. The increase is due primarily to the addition of depreciation and amortization at Reebok Sports Club/NY, the Valencia Spectrum Club and the Green Valley Athletic Club. Interest expense was $768,000 in the three months ended September 30, 1997, versus $693,000 in 1996. Interest expense of $173,000 at Reebok Sports Club/NY was offset by increased interest income due to more available cash for investment and lower interest expense as indebtedness matured and was repaid.

        Equity interest in net income of unconsolidated subsidiary was $159,000 in the three months ended September 30, 1997 versus $180,000 in 1996. These amounts are associated with the Spectrum Club/Manhattan Beach's operations.

        The Company's net income before income taxes was $1.4 million for the three months ended September 30, 1997 versus $713,000 in 1996. The Company's estimated income tax rate is 38% for the three months ended September 30, 1997, and 41% for 1996, resulting in net income of $840,000 for the three months ended September 30, 1997, versus net income of $421,000 in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

        Revenues for the nine months ended September 30, 1997, were $44.3 million, compared to $27.7 million in 1996, an increase of $16.6 million or 60.0%. An increase of $13.3 million resulted from revenue at Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a controlling interest in the Club on December 30, 1996. An increase of $900,000 resulted from the opening of the Valencia Spectrum Club and an increase of $900,000 resulted from the acquisition of the Green Valley Athletic Club. Revenue growth of $400,000 from the remaining Clubs and $1.1 million from HFA also contributed to the overall increase.

        Direct operating expenses increased to $31.6 million in the nine months ended September 30, 1997, versus $17.2 million in 1996. The increase resulted primarily from the addition of operating expenses at Reebok Sports Club/NY as well as the Valencia Spectrum Club and the Green Valley Athletic Club. Direct operating expenses as a percentage of revenues increased to 71.3% in 1997 compared to 62.1% in 1996 due to lower margins at Reebok Sports Club/NY and the Valencia Spectrum Club. Newer Clubs historically operate at lower margins until the membership base reaches a mature level.

        Selling, general and administrative expenses were $4.9 million in the nine months ended September 30, 1997, versus $4.5 million in 1996. Selling costs increased approximately $230,000 due to the consolidation of direct selling expenses incurred at Reebok Sports Club/NY, the Valencia Spectrum Club and the Green Valley Athletic Club. General and administrative costs increased by approximately $100,000 due to increases in corporate overhead. Selling, general and administrative costs decreased as a percentage of revenue from 16.2% in 1996 to 11.1% in 1997. The revenue growth which resulted from the consolidation of the Reebok Sports Club/New York as well as the opening of the Valencia Spectrum Club and the acquisition of the Green Valley Athletic Club was not accompanied by a significant growth in general and administrative costs.

        Depreciation and amortization expenses were $2.9 million in the nine months ended September 30, 1997, versus $1.9 million in 1996. The increase is due primarily to the consolidation of depreciation and amortization at Reebok Sports Club/NY, the Valencia Spectrum Club and the Green Valley Athletic Club. Interest expense was $2.4 million in the nine months ended September 30, 1997, versus $2.1 million in 1996. Interest expense of $545,000 at Reebok Sports Club/NY was offset by increased interest income due to more available cash for investment and lower interest expenses as indebtedness matured.

        Equity interest in net income of unconsolidated subsidiary was $502,000 in the nine months ended September 30, 1997 versus $436,000 in 1996. These amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club.

        Litigation settlement costs were $2.0 million in the nine months ended September 30, 1997. There were no similar costs for the same period in 1996. The Company has agreed to pay Century Entertainment Center, L.P. ("Century"), approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. The settlement will be made with quarterly payments of $500,000 which began in May 1997 with the final payment due in February 1998.

        The Company's net income before income taxes was $1.0 million for the nine months ended September 30, 1997. The Company's net income before income taxes and before the settlement of the Century City litigation was $3.0 million in the nine months ended September 30, 1997 versus $2.3 million in 1996. The Company's estimated income tax rate is 38% for the nine months ended September 30, 1997, and 41% for 1996, resulting in net income of $622,000 for the nine months ended September 30, 1997, versus net income of $1.4 million in 1996. The lower tax rate in 1997 results from the reduction of valuation allowances on certain deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended December 31, 1996, and the nine months ended September 30, 1997, the Company generated $3.6 million and $4.6 million of cash from operating activities. At September 30, 1997, the Company had a cash balance of $2.6 million of which $1.6 million was held by the Reebok-Sports Club/NY Partnership. The remaining $1.0 million is available for general corporate purposes. The Company anticipates its cash balance on hand plus cash generated from operations and the amount available under the credit facilities will be adequate to fund the Company's current operating activities, debt service and recurring capital expenditures for the next twelve months.

        In connection with the 1994 acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year is less than approximately $2.9 million. The Company anticipates receiving approximately $500,000 in 1997 relating to the 1996 shortfall.

        In June 1997, the Company issued 2,105,263 shares of its common stock in exchange for $5.0 million in cash and certain assets including a 9.9% ownership interest in and a $2.5 million note receivable from the Reebok-Sports Club/NY Partnership. The Company currently owns a 60.0% interest in the Reebok-Sports Club/NY Partnership. At September 30, 1997, the Partnership owed $2.8 million under a loan secured by equipment and owed $4.0 million to the Company in the form of notes payable. (The $4.0 million note payable to the Company is eliminated when presenting the Company's September 30, 1997 consolidated balance sheet). The Reebok Sports Club/NY achieved a positive operating cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although no assurance as to such future increases can be given). The future cash flows of the Partnership will first be used to satisfy the principal and interest requirements of the equipment loan in the amount of $75,000 per month. Additional cash flows will be used to pay a priority distribution, which is considered to be rent expense in the consolidated financial statements, of $2.1 million in 1997 and $3.0 million per year thereafter to another partner. The remaining future cash flows will be distributed to the Company to satisfy the notes payable, accrued management fees and certain additional priority distributions. At September 30, 1997, these amounts total $15.4 million. After these amounts plus interest thereon are paid, the Company will be entitled to 60.0% of future cash distributions.

        The Company has agreed to pay Century Entertainment Center, L.P. ("Century"), approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. Two quarterly payments of $500,000 have been paid with the remaining payments due in November 1997 and February 1998.

        In July 1997, the Company acquired SportsTherapy Systems, Inc., a physical therapy and rehab clinic located in Calabasas, California for approximately $485,000 in cash plus the assumption of various liabilities in the amount of $187,000. This purchase was funded from cash balances on hand. In August 1997, the Company acquired the Green Valley Athletic Club, a health and fitness club located in Henderson, Nevada. This acquisition was completed with approximately $4.3 million of cash, equipment financing of $750,000 and the issuance of shares of the Company's common stock with a value of $1.7 million.

        On July 1, 1997, the Company opened a 57,000 square foot Spectrum Club in Valencia, California. The Company will fund its remaining portion of this development, estimated to be approximately $170,000, from operating cash flows. The Company has also announced its intent to develop Sports Clubs in Washington D.C., San Francisco, California and Boston, Massachusetts. These projects are scheduled to begin construction in early 1998. The Company's portion of the development costs for these Clubs is preliminarily estimated to be approximately $10.0 million. In October 1997, the Company announced that it will acquire a parcel of real property and develop, own and manage a Spectrum Club in Thousand Oaks, California at a total estimated cost of $9.8 million. Operating cash flows and the revolving credit facility will be utilized to finance a portion of the Company's cost of these four developments. The Company will need to secure additional financing to complete these developments. Preliminary discussions have been held with several institutions regarding the possibility of securing additional long-term debt. At this time the Company does not have a formal commitment to provide this financing.

        The Company's long-term capital needs are to provide funds for the retirement of existing long-term debt and to secure funds for the development of new clubs and the acquisition of existing clubs. The Company intends to continue its efforts to pursue joint venture arrangements with strategic partners as a means of financing the development of new clubs or enter into lease agreements for such facilities. The Company has secured a $5.0 million credit facility with a commercial bank. The bank has agreed to increase the facility to $10.0 million subject to the completion of final documentation. The credit facility is available to provide funds for the development and acquisition of new clubs and for general corporate purposes. The Company has also had discussions regarding the possibility of securing additional debt that would be used to (i) retire existing debt (ii) acquire existing or develop new clubs and (iii) provide working capital. However, there can be no assurance that such financing will be available, or, if available, will be on terms favorable to the Company. To the extent that the Company is unable to obtain financing on acceptable terms, fund development costs from operating cash flows or negotiate for its development partners to fund the costs of developing additional Clubs, the Company will have to delay or terminate its development plans.

        Other than as described above and for normal replacement of fitness equipment and remodeling of clubs, the Company has no commitments for capital expenditures. Equipment financing has generally been available under capital lease arrangements. During 1996 and 1997, the Company obtained lease financing commitments aggregating approximately $3.0 million which were used to finance new equipment at the Valencia Spectrum Club, purchased equipment at the Green Valley Athletic Club and finance normal capital expenditures at existing clubs. At September 30, 1997, $911,000 was still available under these facilities. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. In 1996, the Company invested approximately $1.6 million in capital expenditures other than those related to new club development. In the nine months ended September 30, 1997, capital expenditures, other than those related to new club development, were $1.5 million. Expansion of the Company's operations will require expenditures above this level.

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

        No reports on Form 8-K were filed in the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         THE SPORTS CLUB COMPANY, INC.


Date: October 29, 1997                   by  /s/ David Michael Talla
                                             -----------------------------------
                                             David Michael Talla
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Date: October 29, 1997                   by  /s/ Timothy M. O'Brien
                                             -----------------------------------
                                             Timothy M. O'Brien
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)