Form 10-K405
period 1997-12-31
SPORTS CLUB CO INC
filed 1998-02-27
CIK 924373

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997.


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from _______to_______.

COMMISSION FILE NUMBER: 1-13290

                          THE SPORTS CLUB COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      Delaware                                      95-4479735
  (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification
                   organization)                                        No.)

        11100 Santa Monica Blvd., Suite 300
              Los Angeles, California                                  90025
    (Address of registrant's principal executive                     (Zip Code)
                      offices)

   Registrant's telephone number, including area code:
                   (310) 479-5200



Securities registered pursuant to Section 12(b)              Name of each exchange on
         of the Act:Title of each class                          which registered


            Common Stock $.01 par value                    American Stock Exchange

 Securities registered pursuant to Section 12(g) of                  None
                      the Act:


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 26, 1998 was $31,376,610.

The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 14,218,645 on February 26, 1998.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), primarily under the "Sports Club" and "Spectrum Club" names. Sports Clubs have been developed as "urban country clubs" offering a full range of services, including numerous fitness and recreation options, diverse facilities and other amenities. Spectrum Clubs are designed as smaller-scale Sports Clubs with an extensive but smaller range of services. Both Sports Clubs and Spectrum Clubs are marketed to affluent, health conscience individuals who desire a premier Club. The membership fees at Sports Clubs are higher than membership fees charged at Spectrum Clubs; membership fees at both Clubs are higher than those charged by most other Clubs, which do not provide as many services.

        The Company currently owns interests in fourteen Clubs. In 1997 the Company acquired a Club in Henderson, Nevada which is now operated as The Sports Club/Las Vegas, acquired four Clubs in Southern California from Racquetball World which are now operated as Spectrum Clubs and opened a Spectrum Club in Valencia, California. The Company currently operates The Sports Club/LA, The Sports Club/Irvine, the Reebok Sports Club/NY and The Sports Club/Las Vegas and operates 10 Spectrum Clubs in Southern California.

        The Company's strategy is to develop and acquire multi-amenity facilities complementary to existing Sports Clubs and Spectrum Clubs and to develop and implement new programs at existing Clubs to expand membership and increase revenues. The Company intends to develop and acquire Sports Clubs in selected metropolitan areas where a sufficient potential membership base exists to support a 80,000 square foot or larger facility. To expand the Spectrum Club name and concept, the Company intends to develop and acquire suitable Clubs located in or adjacent to metropolitan areas either near a Sports Club or in areas where the potential membership base is significant but will not support a Sports Club facility. The Company is currently developing additional Clubs, including Sports Clubs in Washington, D.C., San Francisco, California, and Boston, Massachusetts, and Spectrum Clubs in Anaheim Hills and Thousand Oaks, California. These Clubs are expected to open from late 1998 through 2001. The Company believes that, because of the established reputation of the Company and the prestige associated with the Sports Clubs and the Spectrum Clubs, developers view the Clubs as valuable components of multiuse developments.

        According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, revenues generated by the United States fitness Club industry increased at a compound annual rate of 9.4% from $5.5 billion in 1991 to $8.6 billion in 1996. Over the same period, memberships in all Clubs have grown at a 4.5% compound annual growth rate, to
20.8 million. Both Club revenues and memberships have benefited from the increasing awareness among the general public of the importance of physical exercise. The sports and fitness Club industry is highly fragmented and competitive. According to IHRSA, there were more than 13,000 Clubs in operation during 1996. According to Club Industry magazine, however, the ten largest companies in the industry account only for approximately 15% of all industry revenue and own less than 10% of all Clubs. The Company believes that these factors, among others, provide an opportunity for continued revenue growth for Clubs such as Sports Clubs and Spectrum Clubs.

        The Company believes that it possesses one of the most experienced management teams in the industry. Four of the Company's executives each have more than 18 years experience in the Club industry and have been working for the Company and its predecessors for more than ten years. Management believes that it has the depth and experience to manage the Company's internal and external growth.

The Sports Clubs

        Sports Clubs are large, multi-purpose facilities, offering members and their guests fully equipped gyms with state of the art fitness equipment, modern programs, wellness protocols such as exercise regimens designed for specific groups of members, extensive food and beverage selections, personal care and beauty options, social programs, child care and valet parking. The Company currently has four Sports Clubs in operation. The Sports Club/LA was opened in 1987 and The Sports Club/Irvine was opened in 1990. The Reebok Sports Club/NY was developed in partnership with the Company and a subsidiary of Reebok International, Ltd. ("Reebok") and Millennium Entertainment Partners, L.P. (with its affiliates, "Millennium"), a substantial shareholder of the Company. The Company manages the operations of the Club and owns a controlling 60% interest in the Partnership that owns the Reebok Sports Club/NY with Reebok and Millennium retaining direct interests in the partnership. The Sports Club/Las Vegas, located in Henderson, Nevada, was acquired in August 1997.

        The Sports Club/LA. The Sports Club/LA is located in West Los Angeles, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Westwood and Century City. The Sports Club/LA offers a 9,500 square foot coed gym, a complete gym with equipment generally preferred by female members, a spinning room with stationary bicycles used in an aerobic class environment and an approximately 5,800 square foot cardio-vascular deck. Personal trainers are available to develop and supervise members' exercise routines. The Sports Club/LA has two 2,500 square-foot aerobics/exercise rooms featuring classes throughout the day and evening, seven days a week, including aerobics, dance, Step Reebok, yoga and karate. Competitive sports may be played on two racquetball courts, two squash courts, five outdoor paddle tennis courts and a full court basketball court (which can be converted into a volleyball court). Additionally, there is a 25-meter indoor pool and a net-enclosed golf swing area. Sports instructors provide lessons in racquet sports, golf and swimming.

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

        The Sports Club/Irvine. The Sports Club/Irvine is located on a 1.46-acre site near Newport Beach in Orange County, California. The Club offers 26,700 square feet of fully equipped gyms consisting of a 14,000 square foot coed gym and a complete gym with equipment generally preferred by female members, a 5,000 square foot cardiovascular deck, basketball and volleyball courts, a rooftop running track, three racquetball courts, four squash courts and two outdoor paddle tennis courts. The volleyball/basketball gymnasium is 9,600 square feet and can accommodate either two full court basketball games or a basketball and volleyball game simultaneously. There is also an outdoor roof-top basketball court, and two sand volleyball courts on adjacent property leased on a month-to-month basis. The Club offers a variety of aerobic and exercise classes held throughout the day, in addition to a 25-yard indoor-outdoor pool, sundeck, social area and a roof deck featuring a net-enclosed golf swing area.

        Men's and women's locker rooms feature wood lockers and include complete spa areas with steam rooms, saunas and jacuzzis. Food and beverage facilities include private dining rooms and conference facilities, a gourmet grill restaurant and sports bar, a sidewalk cafe and a poolside juice bar. Massages, facials and spa treatments are available at Oasis Body Salon, which is owned and operated by the Company. In addition, the Club affords members the opportunity to work with personal trainers and sports instructors, and to avail themselves of numerous exercise and dance classes, a beauty salon and childcare services. A full-time sports coordinator organizes sports tournaments, leagues and classes.

        Reebok Sports Club/NY. The Reebok Sports Club/NY located in Manhattan's upper west side offers among other recreational and fitness options, 13,000 square feet of weight training gyms, a 5,000 square foot cardiovascular center, two exercise class rooms, two basketball courts, a rooftop roller-blading and running track, a 45-foot rock climbing wall, a 25-yard Junior Olympic-size swimming pool, complete spa facilities, a circuit training center, volleyball, boxing, fencing, martial arts, gymnastics and badminton. In addition, the Reebok Sports Club/NY offers members a bistro-style open grill restaurant, a sidewalk cafe, a sun deck with juice bar, childcare, a body salon, children's sports programming, meeting and banquet rooms, shoe shine, dry cleaning and tailoring services. The Company manages and has a controlling 60% interest in the Reebok-Sports Club/NY partnership.

        The Company's agreements relating to the Reebok Sports Club/NY prohibit the Company from engaging in pre-sale activities or opening a Club in New York City or within a 10-mile radius of the Reebok Sports Club/NY which exceeds 30,000 square feet in size prior to June 1999. These agreements also prohibit the Company from selling from the Reebok Sports Club/NY any footwear, apparel, fitness equipment or other sporting goods manufactured by a competitor of Reebok, or associating with any health Club facility affiliated with a competitor of Reebok, through June 2002.

        The Sports Club/Las Vegas. The Company acquired The Sports Club/Las Vegas in August 1997. The Club services the fast growing Las Vegas market and is situated in Henderson, Nevada approximately three miles east of the Las Vegas airport. The Club offers 136,000 square feet dedicated to tennis, racquetball, squash and basketball courts, an aquatic center, running track, state-of-the-art weight training, resistance and cardiovascular facilities and junior recreation rooms. In addition to indoor facilities, the Club has outdoor lighted tennis courts and an outdoor swimming pool. Men's and women's locker rooms are equipped with private showers, steam rooms and whirlpools. Full service toiletry amenities such as towel service and complete vanity supplies are available for members' use.

        The Club offers children a number of interactive classes, as well as supervised age-specific junior recreational rooms and many junior programs such as gymnastics. The Club also provides a full service bar and cafe along with a massage and skin care center. Members also have available for their use a beauty salon, retail shop and physical therapy office which are provided within the facility by third parties who lease space within the Club.

The Spectrum Clubs

        The Company currently operates Spectrum Clubs at ten locations in Southern California. While more limited in size and in terms of the social and recreational options offered by Sports Clubs, Spectrum Clubs are generally housed in relatively large facilities containing modern equipment and offering members personalized training and instruction; there are, however, differences among the Spectrum Clubs in terms of their overall size, age and aesthetic design and the types of exercise and work-out equipment and facilities available to members.

        Spectrum Clubs typically range in size from 30,000 to 65,000 square feet, generally include full coed weight training rooms, computerized cardiovascular centers, aerobics and exercise classrooms (with classes held throughout the day and evening, seven days a week), locker rooms, private training, complete spa facilities, juice bars and towel service. While three of the Spectrum Clubs acquired from Racquet Ball World contain sufficient space to accommodate a Sports Club, a significant portion of the available space in such Clubs is devoted to racquetball courts and other facilities and amenities, and the fitness and exercise facilities in such Clubs are comparable to those typically found at Spectrum Clubs. Certain of the Spectrum Clubs also offer indoor swimming pools, childcare, pro shops, basketball courts, racquetball courts, physical therapy facilities, volleyball, martial arts, dance and children's and seniors' programs. Nine Spectrum Clubs are wholly-owned and operated by the Company. The Company is the sole general partner, manages and receives, as its equity interest, 46.1% of the net income generated by the operation of the Spectrum Club/Manhattan Beach.

The SportsMed Company, Inc.

        The SportsMed Company, Inc. ("SportsMed") operates facilities within The Sports Club/LA, The Sports Club/Irvine, the Spectrum Club/Agoura Hills and a stand alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and nutritionists who provide services to members and others. A physician is employed by SCC Medical Group, Inc. which pays a management fee to SportsMed. The Company believes that SportsMed provides valuable services which are complementary to the other services provided by the Clubs, and is considering expanding the SportsMed concept to other Clubs in the future.

SALES AND MARKETING

        The "urban country club" image is essential to the Company's overall operating and marketing strategies. The four existing Sports Clubs are marketed as limited membership, private Clubs dedicated to personalized attention and multiple amenities and services. The Company believes that the image of these Clubs as leaders in the sports and fitness industry justifies charging a premium for the added amenities that come with membership in Sports Clubs. Members include professionals, sports and entertainment personalities and business people, and the Company believes word-of-mouth advertising from these types of members has enhanced the reputation of Sports Clubs and generated increased interest among prospective members.

        The Spectrum Clubs are marketed as scaled-down Sports Clubs having modern equipment, private training, experienced, highly-trained instructors, and aesthetically-pleasant surroundings. The Spectrum Clubs also emphasize personalized service and instruction and the creation of a "club" atmosphere in which members can relax and socialize. The cost of Spectrum Club membership (in terms of both initiation fees and monthly dues) is less than membership at Sports Clubs and, within the Southern California market, the Company believes the Spectrum Clubs offer as many services and are as luxurious and aesthetically-pleasing as any other Club with which they compete. Because of their relatively smaller size, Spectrum Clubs can be developed and operated in locations where the potential membership base is not sufficiently large to support a Club operating under the Sports Club name.

        The Company's marketing strategy is to continue to acquire and develop Clubs that are consistent with an "urban country club" image and to develop and implement specific sports, fitness and social programs that are designed to attract a wider membership base without undermining that image. Both Sports Clubs and Spectrum Clubs are marketed as multi-amenity Clubs catering to affluent consumers, reflecting the Company's belief that prospective members are willing to pay higher fees for well-designed, well-equipped and well-maintained Clubs offering personalized instruction and multiple fitness and workout options. The Company's marketing efforts at the older, more seasoned Clubs emphasize maintaining existing members, replacing those members who leave with new members and increasing ancillary revenues such as private training and retail sales. The focus at the newer Clubs is on maintaining existing members and attracting and maintaining additional members.

        Word-of-mouth referrals and endorsements by existing members are the Clubs' most important source of new members. In addition, all Clubs utilize targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are print advertisements, with some use of direct mail. The print advertisements are supplemented by special events and special membership programs. The Clubs host corporate parties and charity benefits and often donate free or discounted memberships to charitable organizations. The Company also conducts periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. Because the Sports Club and the Spectrum Club names are widely recognized in Southern California, the Company has been able to rely, to a large extent, on their reputation and member referrals. The Company believes that it will be able to continue to utilize these marketing strategies in the promotion of new Clubs.

        The largest segment of the membership base for the Clubs consists of health-conscious individuals. The Company targets five other groups in order to expand membership: children and families, seniors, corporate members, medical referrals and people who do not exercise on a regular basis. Each of these groups requires specialized exercise/fitness programs, and the Company has developed specific programs to attract members of these groups.

        The Company believes the children/family market has considerable potential, as younger members grow older, marry and have children, and seek recreational activities in which the entire family can participate. To target the family market, the Company has implemented "KidFit" and "TeenFit" programs which target children between the ages of 5 and 17, and involve both one-on-one private training and a six-week fitness training program. The Clubs' weight-training facilities are made available to children 13 and older at off-peak hours, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs maintain a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

        The Company anticipates that as the current core membership group ages, it will meet this group's changing fitness needs and attract additional members from the senior population. The Company maintains training and exercise protocol manuals for the senior market (which the Company generally defines as members who are over 60 years old) which include a description of exercise and fitness programs specifically designed for seniors. These manuals also contain discussions of the biological, psychological and medical aspects of aging and the benefits of regular exercise. The Company believes this market will expand as the "baby boomers" mature.

        The corporate market is a significant source of new members, due to the proximity of the Clubs to business centers and the use of the Clubs to conduct business and to develop and maintain business contacts. The Company targets the corporate membership market primarily through the Sports Clubs. Sports Clubs employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of Sports Clubs. Sports Clubs offer corporate group-discounted initiation fees depending upon the number of new members involved. SportsMed has developed several corporate wellness programs to fit the needs of this particular market. The Company believes corporations are favorably disposed to Sports Clubs and the SportsMed programs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

        Finally, the Company believes that the image of the Clubs as multiple-amenity facilities, which offer members numerous social and less-rigorous exercise options, will help the Company attract prospective members who do not currently exercise regularly. The Company's "Shape Over" program is intended to attract those people who are out of shape but who are interested in resuming a regular exercise regimen. Prospective members are given a free, introductory fitness consultation with Club instructors, which covers nutritional and dietary suggestions, personalized fitness programs and home exercise plans. In addition, the Clubs have group aerobics classes that are specially designed for this target group. The Company believes that it can also attract members from the medical referral market through its SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group.

EMPLOYEE TRAINING

        A key component of the Company's marketing strategy is a well-trained and knowledgeable staff. The Company has developed comprehensive training programs which serve as educational tools to enhance the effectiveness of Company personnel. All newly-hired employees are required to attend an orientation seminar, which is led by members of Company management and a personnel instructor. Topics include member service and member interaction skills, Company history and philosophy, and safety issues. These orientation seminars are held throughout the year.

        To aid in the development and continuing education of management employees, the Company offers a workshop entitled "Introduction to Club Management," for newly-hired management personnel and other employees demonstrating management skills. The workshop is intended to educate participants in the areas of people and time management; hiring, developing, training and evaluating employees; sales and marketing strategies; and safety concerns. Topics are added periodically to reflect new management techniques or operating issues. These seminars consisting of five, three hour seminars are held six times a year or as needed for new employees, and the Company's management personnel are required to attend periodically to maintain their skills.

        The Company provides additional seminars specifically-designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, aerobics teachers and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel within the applicable employee group is mandatory. The Company places particular emphasis on its sales/marketing training seminars, which are given once every two months by a personnel instructor and in which all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Topics covered include sales and marketing goals and recruitment and qualification of prospective members.

MEMBERSHIP PROGRAMS

        Sports Clubs offer three types of memberships: Executive, Racquet and Health. The Executive membership offers the greatest number of amenities and services, including unlimited use of all facilities, racquet sports privileges, personal locker assignments within an executive locker room, laundry service, free valet parking, and charge privileges for dining and other Club services. The Racquet membership is currently only offered at The Sports Club/Irvine and The Sports Club/Las Vegas and, in addition to use of the Club's facilities, includes the unlimited use of racquetball, squash and paddle tennis courts at The Sports Club/Irvine, and tennis at The Sports Club/Las Vegas. The Health membership is the basic membership offering unlimited use of all facilities excluding those privileges associated with a Racquet membership; courts are available to holders of Health memberships for an additional fee.

        Racquet and Health memberships are generally available at Spectrum Clubs. The Spectrum Club/Fullerton currently offers executive memberships. At some Spectrum Clubs, lockers may be rented by members on a monthly basis for an additional charge. Each Club operating under the Spectrum Club name has reciprocity with the others, thereby allowing its members unlimited use of all Spectrum Clubs in exchange for a small increase in monthly dues. The same reciprocity program is generally in effect at Sports Clubs. As members of the IHRSA, Spectrum Clubs extend guest membership privileges to out-of-town visitors who are members of IHRSA Clubs in their hometown, and the Spectrum Club members may use IHRSA Clubs in cities to which they travel.

        All memberships require a one-time initiation fee plus monthly membership dues. Actual rates vary depending on whether the membership is for a Sports Club or Spectrum Club and the type of membership selected. Corporate memberships are also available. Unlike many other Clubs, the Company does not offer financing for its memberships. Members electing to pay their Club dues on a monthly basis must pay by the checkfree system, under which each member is automatically debited each month for dues either through a checking account or credit card. Prepaid memberships for an entire year entitle the member to a discount equal to one free month. While the Company occasionally institutes special marketing programs which include the offer of discounts on initiation fees, the Clubs' current base membership fees for new memberships are as follows:

                                   HEALTH                RACQUET               EXECUTIVE
                                   ------                -------               ---------
THE SPORTS CLUB/LA
Initiation Fee (1)......            $1,295                  N/A                 $2,500
Monthly Dues............               128                  N/A                    185

THE SPORTS CLUB/IRVINE
Initiation Fee..........               750                 $825                  1,475 (2)
Monthly Dues............                90                  105                    140

REEBOK SPORTS CLUB/NY
Initiation Fee..........             1,150                  N/A                  2,000
Monthly Dues............               165                  N/A                    285 (3)

THE SPORTS CLUB/LAS VEGAS
Initiation Fee..........               400                  700                    N/A
Monthly Dues............                90                  130                    N/A

THE SPECTRUM CLUBS
Initiation Fee..........               325                  325                    300 (5)
Monthly Dues............               57 (4)               67 (4)                 135 (5)


-----------------

(1) Initiation fees for The Sports Club/LA may be paid over a two to three month period.

(2) Initiation fees for Executive membership in The Sports Club/Irvine may be paid over a two month period.

(3) Executive memberships with a half sized locker are also available for $225 per month.

(4) In addition, Spectrum Club members are charged an annual towel fee of $40.

(5)     Only offered at The Spectrum Club/Fullerton.


ACQUISITION AND DEVELOPMENT OF ADDITIONAL CLUBS

        The Company is continually reviewing acquisition and development opportunities and from time to time enters into letters of intent and makes refundable and nonrefundable deposits in order to secure opportunities during the review process. The consummation of the such transactions is subject to numerous conditions, including the Company's investigation of the feasibility of the proposed transaction and the availability of suitable financing of the Company's portion of acquisition and development costs.

        Acquisition Criteria. The Company has established general criteria for the acquisition of existing Clubs to be operated under the Sports Club and Spectrum Club names. Sports Clubs must be at least 80,000 square feet in size and located in a large metropolitan area. Spectrum Clubs generally must exceed 30,000 square feet. The Company seeks Clubs which have in place an initiation fee and monthly dues structure and are located in an area with desirable demographic characteristics for a Sports Club or a Spectrum Club, as they case may be. The Company analyzes the number of members a Club may attract based upon a number of factors including the current membership and the number of potential members based upon certain demographic criteria. In addition, the current cash flow, purchase price and anticipated capital expenditures must meet certain requirements, and the Company must believe that it has the ability to enhance the profitability of the Club following its acquisition.

        Performance of Newly Acquired Clubs. Clubs acquired by the Company may vary in terms of the physical layout, decor, age of equipment, staff training, marketing programs, membership fees, ancillary services offered, and other characteristics, and, as a result, may have lower operating income than a typical Sports Club or Spectrum Club. In order to improve a Club which does not meet the standard for a Sports Club or a Spectrum Club, as the case may be, the Company may renovate the Club, upgrade fitness equipment, adopt fitness programs and exercise protocols, install experienced employees, implement marketing and training programs, and introduce services and product sales intended to enhance ancillary revenues. In conjunction with these improvements, the Company will implement membership fee programs consistent with other Clubs operated by the Company. Recently acquired Clubs undergoing such improvements may perform at lower margins during the period of implementation of the new policies and programs.

        Development Criteria. The Company will develop a Club if it believes that, when built, the Club will satisfy the same criteria utilized to consider acquisitions of Clubs. The Company believes that, because of the established reputation of the Company and the prestige associated with the Sports Clubs and the Spectrum Clubs, developers view the Clubs as valuable components of multi-use developments.

        Sports Club Developments. The Company has signed leases with Millennium to develop Sports Clubs in Washington, D.C. and San Francisco, California. Negotiations are underway with Millennium for the development of another Sports Club in Boston, Massachusetts. The three Clubs will be located in projects developed by Millennium in prime, metropolitan locations which, like the Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. These Clubs will be in the 80,000 to 100,000 square foot size range and will offer services typically found at the Company's other Sports Club sites. The Clubs are not expected to open until 2001. The Company believes that such projects offer ideal locations for Sports Clubs and intends to investigate entering into additional Sports Club developments with Millennium or other developers in other major metropolitan areas.

        The Company's agreements relating to the Reebok Sports Club/NY prohibit the Company from opening or engaging in pre-sale activities with respect to a Club larger than 30,000 square feet in size in New York City or within ten miles of the Reebok Sports Club/NY prior to June 1999.

        The Company has executed a letter agreement with WPI.KOLL Asia Pacific Advisors, providing the Company a right of first refusal to develop and operate Sports Clubs in "Mega Malls" being developed in Japan by a consortium of major Japanese corporations. However, there has been no activity with respect to these developments since October 1996.

        Spectrum Club Developments. The Company is developing Spectrum Clubs in Anaheim Hills and Thousand Oaks, California. Each Club would be approximately 55,000 square feet. The Company has executed a lease agreement for the Spectrum Club/Anaheim Hills and has acquired the real property on which the Spectrum Club/Thousand Oaks will be built. The Company expects the Spectrum Club/Thousand Oaks to open in the fourth quarter of 1998 and the Spectrum Club/Anaheim Hills to open in the third quarter of 1999. In addition, the Company will investigate the development of Spectrum Clubs in multi-use developments in or adjacent to metropolitan areas where the potential membership base is significant but will not support a Sports Club.

        Performance of Newly Developed Clubs. Based on the Company's historical experience, a newly developed Club tends to achieve significant increases in revenues during its first years of operation as it reaches maturity. Recently-opened Clubs which have not achieved maturity have operated at a loss or at only a slight profit during this period as a result of fixed expenses which, together with variable operating expenses, approximate or exceed membership fees and other revenues. While the Company anticipates that these types of losses will be incurred in the future as a normal part of the Company's operations to the extent that it develops additional Clubs, the Company believes that its income from such Clubs will significantly increase as Clubs reach maturity.

COMPETITION

        Although the sports and fitness industry is still fragmented, the industry has experienced significant consolidation in recent years and certain of the Company's competitors are significantly larger and have greater financial and operating resources than the Company. In addition, a number of individual and regional operators compete with the Company throughout the Company's existing and targeted markets. Many of these Clubs attract the same types of members targeted by Spectrum Clubs and Sports Clubs. The Company also competes with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight-reducing salons, as well as products and services that can be used in the home. Other entertainment and retail businesses also compete with the Company for the discretionary income of its target market. As the general public becomes increasingly aware of the benefits of regular exercise, it is anticipated that additional sports and fitness businesses will emerge to compete with established operators like the Company, some of which may be larger and have greater financial and operating resources than the Company. However, the Company believes that there will continue to exist a market for Clubs and that its operating experience, its highly visible image, the professionalism of its staff and its state-of-the-art equipment and exercise facilities afford it an advantage over its competitors.

TRADEMARKS AND TRADENAMES

        The "Sports Club" name is generally not protectable under federal or state trademark laws. The Company is currently seeking protection of its "flying lady" logo as a stand alone design. The Company has successfully registered The Sports Club/LA and The Sports Club/Irvine names in combination with the "flying lady" logo. The Company has registered The Sports Club/LA name and logo in France, Germany and the United Kingdom and is awaiting final approval in Australia and Japan. The Company holds a federal trademark for the Spectrum Club name.

GOVERNMENT REGULATION

        The operations and business practices of the Company are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern the Company's advertising, sales and other trade practices.

        Statutes and regulations affecting the fitness industry have been enacted or proposed in California, New York and Nevada, the states in which the Company currently operates Clubs. Many other states into which the Company may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may impose numerous limitations on the terms of membership contracts. In addition, the Company is subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. In this regard, the California Civil Code imposes a maximum limit on the amount that may be charged pursuant to a contract for health studio services. The Company maintains internal review procedures in order to comply with these requirements, and believes that its activities are in substantial compliance with all applicable statutes, rules and decisions.

        Under so-called state "cooling-off" statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any down payment. In addition, the Company's membership contracts provide that a member may cancel his or her membership at any time for medical reasons or upon relocation of a certain distance from the nearest Club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to the Company upon cancellation and the Company may offset such amount against any refunds owed.

EMPLOYEES

        At January 31, 1998, the Company had approximately 2,100 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. The Company employs 614 full-time employees. Approximately 227 employees are sales personnel or supervisory personnel involved in Club operations, and 35 are employed in general and administrative functions. The Company is not a party to any collective bargaining agreement with its employees. Although the Company experiences high turnover of non-management personnel, the Company has never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees and considers its relations with its employees to be good.

        Each of the Company's Clubs has a staff of fitness instructors trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs, as well as one or more managers who are responsible for sales. Most instructors are college-educated. The Company's aerobics instructors must have at least one year of teaching experience before they are permitted to teach at the Clubs, and are required to participate in ongoing training and periodic re-evaluation.

ITEM 2. PROPERTIES

        The Company owns The Sports Club/Irvine, The Sports Club/LA, The Sports Club/Las Vegas, and the Spectrum Clubs in Agoura Hills, Thousand Oaks, Canoga Park and Fountain Valley including all underlying real estate. The Spectrum Club/Santa Ana and the Spectrum Club/Fullerton building are leased with a purchase option from Millennium (See "Certain Relationships and Transactions"). The land underlying the Spectrum Club/Fullerton is leased from the City of Fullerton. All other structures in which the Clubs are located are leased from third parties.

        The Sports Club/LA property secures a loan with a balance of $22.3 million and bears interest at a fixed annual rate of 10.63%. The Company is required to make monthly principal and interest payments of approximately $262,000. The note matures April 1, 2003 but, if certain conditions are met, the Company has the right to extend the term of the note by an additional five years. All assets of The Sports Club/LA secure this loan. The building, improvements and personal property of The Sports Club/Irvine secure a $4.9 million note bearing interest at a fixed annual rate of 6%. The note requires quarterly principal payments of $125,000 with a balloon payment of $4.0 million due on November 1, 1999. All assets of the Spectrum Club/Agoura Hills secure a $2.5 million note which bears interest at a fixed annual rate of 8.5%. Monthly principal and interest payments of $20,107 are required through the note's maturity in April 2024.

        The following table provides certain information concerning the Company's Clubs:


                                          YEAR OPENED
                             APPROXIMATE  ("O") OR         OWN OR LEASE
                             SQUARE FEET  ACQUIRED ("A")  EXPIRATION DATE    RENEWAL OPTION
                             -----------  --------------  ---------------    --------------
The Sports Club/LA (1)....     100,000        1994 A            Own                N/A

The Sports Club/Irvine....     130,000        1994 A            Own                N/A

Reebok Sports Club/NY (2).     140,000        1995 O          4/19/15         Three 14-year
                                                                                 options

The Sports Club/Las Vegas.     136,000        1997 A            Own                N/A

                                          YEAR OPENED
                             APPROXIMATE  ("O") OR         OWN OR LEASE
                             SQUARE FEET  ACQUIRED ("A")  EXPIRATION DATE        RENEWAL OPTION
                             -----------  --------------  ---------------    ---------------------
Spectrum Club/Santa Monica     30,000         1991 A         11/14/98         Two 5-year options

Spectrum Club/Agoura Hills..   30,000         1994 A            Own                  N/A

Spectrum Club/Water Garden..   19,000         1993 O          6/30/08           5-year option

Spectrum Club/Howard
  Hughes Center ..........     36,000         1994 A          9/14/08           Two 5-year options

Spectrum Club/Manhattan
  Beach (3)...............     65,000         1987 O          2/28/02            Three 5-year
                                                                                   options

Spectrum Club/Valencia....     57,000         1997 O          7/1/12          Two 5-year options

Spectrum Club/Fullerton (4).   121,000        1997 A         Building            Two 10-year
                                                             12/31/17              options
                                                           Land 4/30/35              N/A

Spectrum Club/Santa Ana (5).   75,000         1997 A         12/31/17             Two 10-year
                                                                                    options

Spectrum Club/Canoga Park.     85,000         1997 A            Own                   N/A

Spectrum Club/Fountain
  Valley..................     42,000         1997 A            Own                   N/A

-----------------

(1) D. Michael Talla, the Company's Chairman and CEO has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA. See "Certain Relationships and Transactions."

(2) The Company is entitled to certain priority distributions from the partnership which owns this Club. After payment of such priority distributions, the Company is entitled to 60% of all additional profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

(3)     The Company owns a 46.1% interest in the Spectrum Club/Manhattan Beach.

(4)     The Company leases the building and land from different parties.

(5) The facility consists of a 75,000 square foot, two story health Club. A 52,000 square foot, three-story addition was under construction by the prior owners. The Company is evaluating whether to complete construction of this building.

        The Company has entered into leases with Millennium relating to Sports Clubs to be developed in Washington, D.C. and San Francisco, California. Each lease will require payments commencing upon opening of the Clubs by the Company, expected in 2001, based upon the landlord's development expenses; has an initial term of 20 years; and provides the Company with three, fourteen year renewal options. The Clubs are expected to be from 80,000 to 100,000 square feet in size.

        Leases for the Clubs are generally long-term "triple net" operating leases, which require the Company to pay all real estate taxes, insurance and maintenance expenses, in addition to rent, having an average remaining term of approximately 26 years (including options to extend exercisable by the Company). The earliest expiration date of any of these leases is November 1998 (with respect to the Spectrum Club/Santa Monica). These leases generally provide that rent payments shall be adjusted upward periodically during the terms of the leases, including adjustments based upon changes in the Consumer Price Index in the surrounding area (but subject to certain maximum increases that will protect the Company in inflationary periods), and permit extension of the primary term, subject to certain notice requirements. The lease with Millennium relating to the Spectrum Club/Fullerton and the Spectrum Club/Santa Ana has a term of twenty years and provides for base rent of $1.0 million per year for the ten years of the term and $1.2 million per year thereafter. The Company also leases approximately 15,600 square feet of office space in a commercial building in Los Angeles, California, for administrative, accounting and general corporate purposes. This lease requires monthly payments of $28,875 through the end of the lease term in March 2000.

        Effective January 26, 1992, all existing public accommodations (including the Clubs) were required to comply with the Americans with Disabilities Act (the "ADA"). The ADA, together with many state and local statutory provisions, generally require that buildings be made accessible to persons with disabilities. The Company has undertaken an assessment of its Clubs to determine the extent of non-compliance and has devised a plan to implement corrective measures. Although the cost of compliance with existing and evolving ADA, state and local statutory provisions cannot be predicted with certainty at this time, the Company currently anticipates the required improvements will be effected as part of the Company's routine capital expenditures. While the future impact of evolving ADA, state and local statutory provisions cannot be predicted, such expenditures are not expected to have a material adverse impact on the Company.

        The Company has agreed to operate The Sports Club/Irvine as a first-class coed athletic and social Club facility until 1999. For a period of 15 years thereafter, the property use may not be changed if the change requires development approval by the City of Irvine that cannot be obtained separately from the development rights of the project in which the Club is located. If either of these covenants is violated, the master developer of that project has the right to purchase The Sports Club/Irvine for a cash price equal to 95% of its original purchase price from the master developer plus 95% of the construction costs incurred in constructing The Sports Club/Irvine.

        The Company anticipates spending a total of approximately $7.0 million at The Sports Club/Las Vegas and the four recently acquired Spectrum Clubs to improve these facilities and equipment and ensure that the Clubs meet the Company's quality standards. The Company believes its properties and equipment, as well as its leased facilities, are adequate for its needs, have been well-maintained and, other than described herein, do not require any substantial renovation or restoration work at this time.

ITEM 3. LEGAL PROCEEDINGS

        MKDG/Rhodes SC Partnership and Sports Club, Inc. v. Agricultural Insurance Company (Los Angeles Superior Court). In connection with the Northridge earthquake on January 17, 1994, MKDG/Rhodes SC Partnership ("MKDG") carried excess earthquake coverage for The Sports Club/LA with Agricultural Insurance Company ("Agricultural"). Certain of the Company's predecessors and subsidiaries (the "SCLA Parties") were named insureds under the policy. The SCLA Parties assigned to MKDG all of their rights to payments under the Agricultural earthquake policy in October 1994 and retained no interest in any amounts paid by Agricultural under that policy. Agricultural made payments totaling approximately $3.0 million before a dispute arose under the policy. MKDG filed a complaint against Agricultural on August 2, 1995, and Agricultural filed a cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity. Agricultural seeks the return of amounts paid plus punitive damages and attorneys fees. An appraisal hearing is set for March 1998. Trial is scheduled on April 27, 1998. The Company is informed that if the appraisal shows that the covered loss exceeds the policy proceeds as claimed by MKDG, MKDG believes the matter may be settled. The Company will seek to be indemnified by MKDG for all damages and costs incurred in this action.

        ST Institute of California d/b/a Sports Training Physical Therapy, L.A.
v. The Sports Club Company, Inc. (Los Angeles Superior Court) In 1989, ST Institute of California ("STI") leased space in both The Sports Club/LA and The Sports Club/Irvine. In 1995, SportsMed entered into an asset purchase agreement with STI whereby SportsMed purchased STI's assets. SportsMed agreed to make performance payments to STI in the minimum amount of $100,000 per year. A dispute subsequently arose between SportsMed and STI, and SportsMed ceased making payments after having paid approximately $46,000. STI filed a complaint on December 30, 1996, alleging damages for breach of contract, conversion, fraud, negligent misrepresentation, and civil conspiracy. STI claims damages of not less than $2.3 million on the first two causes of action, and not less than $1.8 million on the fifth cause of action. The Company does not believe that it is liable for any amounts other than performance payments under the contract. Discovery is continuing and the parties are discussing settlement. The matter has been set for trial on July 22, 1998.

        Harvey Scott Schwartz v. LA/Irvine Sports Club, Ltd. and Sports Club, Inc. of California. (Los Angeles Superior Court). On March 5, 1997, the Company was served with a class action lawsuit brought on behalf of all male members, past and present, of The Sports Club/LA and The Sports Club/Irvine. The complaint alleges that the civil rights of the class have been violated because of the existence of "women's preferred" gym areas at these facilities. The complaint seeks approximately $1,000 in damages for each class member. The Company and its counsel are presently investigating the facts of the case, the potential size of the class, and the likelihood that a class can or will be certified by the court. At this stage, the Company has not evaluated the scope of damages or the amount in controversy. The Company has responded to the complaint and discovery is continuing. The Company believes the claim is without merit and will vigorously defend the action. Men are not prevented from using or excluded from the "women's preferred" gym area and the Company believes that no civil rights violation has occurred.

        R.W. Management Group, Inc. v. Sequoia Athletic Club & Racquetball World, Et Al. (Los Angeles Superior Court). On January 20, 1998, R.W. Management Group ("RWMG") filed an action against various Racquetball World-related entities and individuals (the "RBW Defendants"), the Spectrum Club Company, Inc. ("SCC"), and the Company, alleging, among other things, breach of contract, breach of fiduciary duty and interference with contract. The complaint seeks equitable relief (including a temporary restraining order, preliminary and permanent injunction), unspecified compensatory damages, punitive damages and attorneys' fees. The contract which RWMG alleges was breached (the "RWMG Contract") relates to the Racquetball World Club located in Canoga Park, which facility (the "Canoga Park Club") was acquired by SCC in December 1997. In connection with that acquisition, SCC acquired the assets thereof and assumed only certain designated liabilities, none of which related to the RWMG Contract; all other obligations and liabilities associated with the Canoga Park Club were retained by the seller. Although neither SCC nor the Company has responded to the complaint, they believe the allegations against them are without merit, and they intend to vigorously defend this lawsuit.

        Robert Heller v. HealthFitness America, Et Al. (Los Angeles Superior Court). On November 3, 1997, Dr. Robert Heller ("Dr. Heller") filed an action against SportsMed, SCC Medical Group, Inc., and the Company, alleging breach of contract in connection with a 5-year consulting agreement entered into by SportsMed's predecessor and Dr. Heller. Dr. Heller seeks to recover $162,000 in consulting fees ($3,000 per month for the balance of the contract's term) and royalties generated from diagnostic materials allegedly created by Dr. Heller. The Company, SportsMed, and SCC Medical Group, Inc. have responded to and denied the allegations of the complaint and discovery is proceeding. Based upon preliminary investigation, it is believed that neither the Company nor SCC Medical Group, Inc. have any liability in connection with the contract. SportsMed may have some minimal exposure for terminating the contract. Damages will likely be limited because no royalties were ever generated and Dr. Heller must mitigate damages attributable to unpaid consulting fees. The defendants will seek mediation and believe an early settlement is likely.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

        The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SCY". The following table sets forth the quarterly high and low sale prices for the Common Stock for the periods indicated, as reported by the AMEX.


                 CALENDAR QUARTER                       PRICE RANGE OF COMMON STOCK
                                                        ----------------------------
                                                           HIGH               LOW
                                                        -----------       ----------
Year Ended December 31, 1996:
    First Quarter....................................   $     3.375       $    2.125
    Second Quarter...................................         3.250            2.438
    Third Quarter....................................         3.375            2.313
    Fourth Quarter ..................................         3.375            2.375

Year Ended December 31, 1997:
    First Quarter....................................         5.125            2.625
    Second Quarter...................................         5.375            4.125
    Third Quarter....................................         8.875            5.250
    Fourth Quarter...................................         9.500            7.750

Year Ended December 31, 1998:
    First Quarter (through February 26, 1998)........         9.125            8.250

        As of February 26, 1998 there were 47 stockholders of record of the Company's Common Stock. The closing price of the Common Stock as reported by the AMEX on February 26, 1998, was $9.00.

DIVIDEND POLICY

        The Company has never declared or paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. It is the Company's present policy to retain earnings for use in its operations and the expansion of its business. In addition, the Company's ability to pay cash dividends is limited by its current financing agreements and may be similarly limited by future financing agreements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" are as of the end of and for each of the years in the five-year period ended December 31, 1997, and are derived from the consolidated financial statements of the Company. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical consolidated financial statements, including the notes thereto, appearing elsewhere herein.

                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
STATEMENT OF INCOME DATA:                                  1993(2)          1994            1995            1996            1997
                                                          --------        --------        --------        --------        --------
Revenues ............................................     $ 13,195        $ 18,846        $ 34,659        $ 36,918        $ 61,154

Operating expenses:
   Direct ...........................................        6,456          10,525          21,730          22,989          43,517
   Selling, general and administrative ..............        3,247           3,166           5,486           6,052           6,607
   Depreciation and amortization ....................        1,546           1,510           2,775           2,490           3,919
                                                          --------        --------        --------        --------        --------
     Total operating expenses .......................       11,249          15,201          29,991          31,531          54,043
                                                          --------        --------        --------        --------        --------
       Income from operations (1) ...................        1,946           3,645           4,668           5,387           7,111

Other income (expense):
   Interest .........................................         (538)         (1,213)         (2,600)         (2,682)         (3,206)
   Minority interests ...............................           --             (29)           (150)           (150)            (22)
   Equity interest in net income
       of unconsolidated subsidiaries ...............          212             641             860             631             696
   Non-recurring items ..............................           --              --              --            (300)         (2,025)
                                                          --------        --------        --------        --------        --------
     Total other income (expense) ...................         (326)           (601)         (1,890)         (2,501)         (4,557)
                                                          --------        --------        --------        --------        --------
       Income before income taxes (1) ...............        1,620           3,044           2,778           2,886           2,554

Provision for income taxes (1) ......................          645           1,244           1,139           1,183           1,014
                                                          --------        --------        --------        --------        --------

     Net income .....................................     $    975        $  1,800        $  1,639        $  1,703        $  1,540
                                                          ========        ========        ========        ========        ========

Net income per share:
     Basic ..........................................     $   0.14        $   0.23        $   0.14        $   0.15        $   0.12
                                                          ========        ========        ========        ========        ========
     Diluted ........................................     $   0.14        $   0.23        $   0.14        $   0.15        $   0.12
                                                          ========        ========        ========        ========        ========

 Net income per share before
 non-recurring items (Basic and Diluted) ............     $   0.14        $   0.23        $   0.14        $   0.17        $   0.22
                                                          ========        ========        ========        ========        ========

Weighted-average number of common shares outstanding:
     Basic ..........................................        6,850           7,836          11,353          11,355          12,524
                                                          ========        ========        ========        ========        ========
     Diluted (3) ....................................        6,850           7,836          11,357          11,360          12,683
                                                          ========        ========        ========        ========        ========

                                                                  AT DECEMBER 31,
                                       -------------------------------------------------------------------
                                         1993           1994           1995           1996           1997
                                       --------       --------       --------       --------       --------
BALANCE SHEET DATA:
Cash and cash equivalents ......       $    209       $  5,042       $  1,545       $  4,146       $  1,581
Current assets .................          2,478          7,398          7,147          7,341          4,926
Property and equipment, net ....          2,794         59,811         59,956         72,736        106,791
Total assets ...................         11,561         81,676         83,161         95,697        131,561
Deferred membership revenue ....          2,503          5,878          5,614          7,481          9,936
Current liabilities ............          5,480         11,194         11,355         14,159         26,844
Long-term debt including current          4,818         33,489         32,913         38,497         50,798
installments
Shareholders'/Owners' equity ...          2,780         37,823         39,491         41,202         58,477

---------------------

(1) Prior to October 20, 1994, the Company operated through various partnerships and corporations. Historical data for periods through October 20, 1994, have been adjusted to reflect compensation and tax provisions as if the Company had operated as a corporation during such period.

(2) Effective March 1, 1993, the Company entered into a joint venture management agreement relating to the operation of the Sports Connections. As a result of this agreement, the Company's expenses with respect to these Clubs were substantially eliminated, though the Company continued to receive revenues, through 1995, from memberships sold prior to the date of the transaction. Therefore, the results of operations for the year ended December 31, 1993 are not comparable to future periods.

(3) Does not include up to 159,081 shares to be issued on December 31, 1998, as consideration for the acquisition of the Spectrum Clubs acquired from Racquetball World.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. The Reebok Sports Club/NY was accounted for under the equity method of accounting until December 30, 1996, at which time the Company acquired a majority interest in the Club and, as a result, the operations of the Reebok Sports Club/NY were consolidated with those of the Company. The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

       In July 1997, the Company opened the Spectrum Club/Valencia and, in August 1997, acquired a Club located in Henderson, Nevada which is operated as The Sports Club/Las Vegas in a transaction accounted for as a purchase. On December 31, 1997, the Company acquired four Clubs from Racquetball World in a transaction accounted for as a purchase; these Clubs are located in Southern California and are now operated as Spectrum Clubs. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

       Revenues for the year ended December 31, 1997, were $61.2 million, compared to $36.9 million for 1996, an increase of $24.3 million or 65.9%. An increase of $18.1 million resulted from the inclusion of revenues of the Reebok Sports Club/NY, which was consolidated into the Company following the acquisition of a majority interest in the Club on December 30, 1996. An increase of $1.6 million resulted from the opening of the Spectrum Club/Valencia, an increase of $2.2 million resulted from the acquisition of The Sports Club/Las Vegas and an increase of $900,000 resulted from growth at the remaining Clubs. An increase of $1.5 million in revenues from SportsMed also contributed to the overall increase.

       Direct operating expenses increased to $43.5 million for the year ended December 31, 1997, compared to $23.0 million for 1996. The increase resulted primarily from the inclusion of operating expenses at the Reebok Sports Club/NY as well as the opening of the Spectrum Club/Valencia and the acquisition of The Sports Club/Las Vegas. Direct operating expenses as a percentage of revenues increased to 71.2% for 1997 compared to 62.3% for 1996 due to lower margins at the Reebok Sports Club/NY and the Spectrum Club/Valencia. Newly developed Clubs historically operate at lower margins due to various fixed expenses such as rent, utilities and certain payroll costs until the membership base reaches a mature level. Similarly, newly acquired Clubs may also perform at lower margins prior to and during implementation of new policies and programs.

       Selling, general and administrative expenses were $6.6 million for the year ended December 31, 1997, compared to $6.1 million for 1996. Selling costs increased approximately $211,000 due to the consolidation of direct selling expenses incurred at the Reebok Sports Club/NY, the opening of the Spectrum Club/Valencia and the acquisition of The Sports Club/Las Vegas. General and administrative costs increased by approximately

$300,000 due to increases in corporate overhead and the addition of personnel to accommodate new Clubs. Selling, general and administrative costs decreased as a percentage of revenue from 16.4% for 1996 to 10.8% for 1997. This percentage decrease resulted from the consolidation of the Reebok Sports Club/NY revenues without a corresponding increase in general and administrative costs because the Company managed the Club prior to the consolidation.

       Depreciation and amortization expenses were $3.9 million for the year ended December 31, 1997, compared to $2.5 million for 1996. The increase is due primarily to the consolidation of the Reebok Sports Club/NY, the opening of the Spectrum Club/Valencia and the acquisition of The Sports Club/Las Vegas. Interest expense was $3.2 million in the year ended December 31, 1997, compared to $2.7 million for 1996. Interest expense of $340,000 at the Reebok Sports Club/NY and interest on new capital lease financings was partially offset by increased interest income due to more available cash for investment and lower interest expenses as other indebtedness matured.

       Equity interest in net income of unconsolidated subsidiary was $696,000 for 1997 compared to $631,000 for 1996. These amounts are associated with the Spectrum Club/Manhattan Beach's operations and the increase reflects the Company's share of the improved profitability at that Club. Equity in the operations of the Reebok Sports Club/NY was not significant for 1996.

       The Company's net income before income taxes and non-recurring items was $4.6 million for the year ended December 31, 1997 compared to $3.2 million for 1996. Non-recurring items for 1997 consisted of litigation settlement costs of $2.0 million, paid to Century Entertainment Center, L.P., relating to the closing of the Century City Spectrum Club in July 1995. Non-recurring items for 1996 consisted of a loss of $300,000 recognized on the sale of five Sports Connection Clubs.

       The Company's estimated income tax rate was 38% for the year ended December 31, 1997, and 41% for 1996, resulting in net income of $1.5 million for the year ended December 31, 1997, compared to net income of $1.7 million in 1996. After-tax net income before non-recurring items was $2.8 million for 1997, compared to $1.9 million for 1996. The lower tax rate for 1997 resulted from the reduction of valuation allowances on certain deferred income tax assets. Basic and diluted earnings per share were $.12 and $.15 for the years ended December 31, 1997 and 1996, respectively. Basic and diluted earnings per share excluding non-recurring items were $.22 and $.17 for the years ended December 31, 1997 and 1996, respectively.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

       Revenues for the year ended December 31, 1996 were $36.9 million, compared to $34.7 million for 1995, an increase of $2.2 million or 6.3%. Revenues increased by $289,000 as a result of greater management fees earned from the Reebok Sports Club/NY, which opened in April 1995, by $359,000 as a result of increased revenues from SportsMed and by $2.9 million as a result of higher membership dues and increased ancillary revenues at existing Clubs. These increases were partially offset by a decrease in revenues resulting from the closure of the Spectrum Club/Century City in July 1995.

       Direct operating expenses increased to $23.0 million for 1996 compared to $21.7 million for 1995, an increase of $1.3 million, or 6.0%. SportsMed, which was acquired on November 30, 1995, was responsible for an increase in direct costs of $442,000, while Club operating expenses increased $858,000. Direct operating expenses as a percentage of revenues decreased to 62.3% for 1996 compared to 62.7% for 1995. Direct operating costs without those costs associated with SportsMed were 61.7% of revenue for 1996.

       Selling, general and administrative expenses were $6.1 million for 1996 compared to $5.5 million for 1995, an increase of $600,000, or 10.9%. SportsMed was responsible for an increase in selling, general and administrative costs of $519,000 in 1996. The remaining increase was due to increases in corporate overhead. As a percentage of revenues, selling, general and administrative expenses were 16.4% for 1996 compared to 15.8% for 1995. Selling, general and administrative expenses without those costs associated with SportsMed were 14.8% of revenue for 1996.

       Depreciation and amortization expense was $2.5 million for 1996 compared to $2.8 million for 1995, a decrease of $300,000, or 10.7%. This decrease was primarily due to the sale of five Sports Connection Clubs in 1996. Interest expense was $2.7 million for 1996 compared to $2.6 million for 1995.

       In 1996, equity interest in net income of unconsolidated subsidiaries was $631,000 compared to $860,000 in 1995. The Company did not record any income from the Sports Connections for 1996 compared to $437,000 for 1995. The 1996 amounts and $443,000 in 1995 are associated primarily with the Spectrum Club/Manhattan Beach's operations. Equity in the operations of the Reebok Sports Club/NY was not significant during these periods.

       Non-recurring items in 1996 included a $300,000 loss resulting from the sale of five Sports Connection Clubs.

       The Company's estimated income tax rate was 41% for the year ended December 31, 1996 and 1995, resulting in net income of $1.7 million for the year ended December 31, 1996 compared to net income of $1.6 million for 1995. Basic and diluted earnings per share were $.15 and $.14 for the year ended December 31, 1996 and 1995, respectively. Basic and diluted earnings per share excluding non-recurring items were $.17 and $.14 for the years ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       During the years ended December 31, 1997 and 1996, the Company generated $4.5 million and $3.6 million of cash from operating activities, respectively. At December 31, 1997, the Company had a cash balance of $1.6 million of which $417,000 was held by the Reebok-Sports Club/NY partnership. The remaining $1.2 million was available for general corporate purposes.

       On January 29, 1997, the Company instituted a stock repurchase program to repurchase up to $3.0 million of the outstanding Common Stock. Pursuant to this program, which was terminated in February 1998, the Company repurchased 184,766 shares of Common Stock at an aggregate cost of approximately $1.0 million or a weighted-average price of approximately $5.58 per share.

       In connection with the 1994 acquisition of The Sports Club/Irvine, MKDG Partners agreed to pay the Company for each of the years ending December 31, 1994, 1995 and 1996, the lesser of approximately $1.0 million or the amount by which The Sports Club/Irvine's earnings before depreciation and the Company's administrative overhead relating to the Club for such year was less than approximately $2.9 million. The Company received $500,000 in 1997 relating to the 1996 shortfall. No further amounts will be received from MKDG Partners.

       In June 1997, the Company issued 2,105,263 shares of its Common Stock to Millennium in exchange for $5.0 million in cash and certain interests of Millennium in the Reebok-Sports Club/NY partnership, including a 9.9% ownership interest in and a $2.5 million note receivable from the partnership. The Company currently owns a 60% interest in the Reebok-Sports Club/NY partnership. At December 31, 1997, the Reebok-Sports Club/NY partnership had outstanding notes payable of $2.6 million to a third party under a loan secured by equipment and $3.6 million to the Company, which note is eliminated when presenting the Company's December 31, 1997 consolidated balance sheet. The Reebok-Sports Club/NY partnership achieved a positive operating cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although there can be no assurance when, if ever, such increases may occur). The Reebok-Sports Club/NY partnership is required to pay $900,000 per year to repay an equipment loan and $2.0 million per year to Millennium as rent. Available cash flows of the Reebok-Sports Club/NY partnership will then be used as follows: (i) $3.0 million per year will be used to pay to Millennium a priority distribution, which is accounted for by the Company as additional rent expense; and (ii) remaining cash will be distributed to the Company to satisfy the note payable, accrued management fees and certain additional priority distributions, which at December 31, 1997, aggregated $15.4 million. After these amounts plus interest thereon, are paid, the Company is entitled to 60% of future cash distributions.

       In July 1997, the Company opened the 57,000 square foot Spectrum Club/Valencia. The Company's investment in the property and equipment at this Club was approximately $4.0 million, of which $1.0 million was obtained by equipment financing. Amounts borrowed by the Company pursuant to this financing arrangement are generally repayable in monthly installments over five years, with effective interest rates ranging between 8% and 10% per annum.

       In July 1997, the Company acquired SportsTherapy Systems, Inc., a physical therapy and rehab clinic located in Calabasas, California, for approximately $485,000 in cash plus the assumption of various liabilities in the amount of approximately $187,000, most of which consisted of bank indebtedness, which was repaid during 1997.

        In August 1997, the Company acquired a Club located in Henderson, Nevada which is now operated as The Sports Club/Las Vegas. This Club reported gross revenues of approximately $5.6 million during the 12 months ended December 31, 1997. This acquisition was completed with approximately $4.3 million of cash, equipment financing of $750,000 and the issuance of 290,358 shares of the Company's Common Stock having a value of approximately $1.7 million. The Company expects to invest approximately $1.0 million over the next 12 months to make improvements to this Club.

        In December 1997, the Company acquired four Clubs from Racquetball World for a total purchase price of approximately $19.4 million, consisting of $6.0 million in cash, $10.0 million in lease financing provided by Millennium, the assumption of $2.0 million of debt and the agreement to issue to certain of the selling entities ("Sellers") up to 159,081 shares of Common Stock (which shares will be issued to Sellers on December 31, 1998, subject to reduction if certain liabilities of the Clubs exceed agreed-upon amounts); these Clubs are now operated as Spectrum Clubs. These four Clubs reported gross revenues of approximately $8.9 million during the 12 months ended September 30, 1997. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The lease has a term of 20 years and provides for annual rent of $1.0 million for the first 10 years and $1.2 million per year thereafter. At any time during the first three years of the lease, the Company may purchase the leased property from Millennium for a purchase price equal to $10.0 million plus all costs incurred by Millennium in connection with the acquisition of such property, plus an amount sufficient to provide to Millennium a 12% compound return on its total investment. Millennium has the right to require the Company to acquire its interest in the property at such price if (i) the Company receives private debt financing in excess of $95.0 million; (ii) the Company receives public equity financing in excess of $20.0 million; (iii) a default (as defined in the lease) occurs; or (iv) a major casualty occurs with respect to either property. The Company sold 625,000 shares of its Common Stock to Millennium for $5.0 million to raise capital to complete this acquisition. The Company expects to spend approximately $4.0 million over the next 12 months in order to renovate the recently-acquired Clubs and $2.0 million for new equipment at these Clubs.

       In December 1997, the Company acquired real property and a vacant building in Thousand Oaks, California for $6.0 million which it expects to redevelop as a Spectrum Club. The Company used $5.0 million of its bank credit facility to fund this purchase. The Company expects to invest an additional $4.5 million in development costs over a nine-month period to complete construction of this Club. The Company has entered into a lease with respect to the development of a Spectrum Club in Anaheim Hills, California, which is currently estimated to require approximately $2.7 million in development funds, expected to be invested over the next eighteen months.

       The Company has entered into lease agreements with respect to the development of Sports Clubs in Washington, D.C. and San Francisco, California and announced its intention to develop a Sports Club in Boston, Massachusetts. These projects are scheduled to begin construction in early 1998. The Company's portion of the development costs for these Clubs is currently estimated to be approximately $9.0 million and is expected to be invested over a 12-month period beginning in 2000.

       Other than as described herein and for normal replacement of fitness equipment and remodeling of Clubs, the Company has no commitments for capital expenditures. The Company expects to spend approximately $1.2 million during the next 12 months to upgrade its management information systems. Equipment financing has generally been available under capital lease arrangements. During 1996 and 1997, the Company obtained lease financing commitments aggregating approximately $3.0 million which were used to finance new equipment at the Spectrum Club/Valencia, to purchase equipment at The Sports Club/Las Vegas and to finance normal capital expenditures at existing Clubs. At December 31, 1997, $600,000 was still available under these facilities. The Company is currently seeking an additional $5.0 million lease financing commitment for expected equipment additions at the recently-acquired Spectrum Clubs, the Spectrum Club/Thousand Oaks and for normal equipment expenditures. While capital expenditures may fluctuate from time to time, generally the Company expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. In 1997, the Company invested approximately $2.5 million in capital expenditures other than those related to new Club development.
Equipping new Clubs requires expenditures above this level.

        On February 27, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the proposed offering (the "Offering") by the Company of up to 6,000,000 shares of Common Stock (6,900,000 including the Underwriter's over-allotment option).

       The Company issued a note (the "Sports Club/LA Note") which is secured by all the assets of The Sports Club/LA. The Sports Club/LA Note bears interest at a rate per annum equal to 10.63% and requires monthly installment payments of approximately $262,000 with the remaining principal balance of approximately $17.5 million due and payable on April 1, 2003. The Sports Club/LA Note may be extended by the Company for a period of five years under certain circumstances. The Sports Club/LA Note is not subject to prepayment until April 1, 2000; however, AT&T has agreed to permit the Company to prepay the loan on or before March 31, 1998 provided it pays to AT&T a prepayment fee of approximately $2.8 million. The Company intends to repay The Sports Club/LA Note from the proceeds of the Offering. The note requires the Club to maintain a debt service coverage ratio, as defined, of 1.4 to 1.0.

       The Company issued a note (the "The Sports Club/Irvine Note") which is secured by land, equipment, building improvements and the building housing The Sports Club/Irvine. The Sports Club/Irvine Note was issued in connection with the acquisition of The Sports Club/Irvine, which bears interest at the rate of 6%, requires quarterly principal payments of $125,000 (which commenced in November 1996), and requires a payment of $4.0 million on November 1, 1999.

       The Company issued a note (the "Spectrum Club/Agoura Hills Note") which is secured by the land, equipment, building improvements and the building housing the Spectrum Club/Agoura Hills. The Spectrum Club/Agoura Hills Note was issued to enable the Company to complete its acquisition of the Spectrum Club/Agoura Hills. The note bears interest at the rate of 8.5%. Monthly principal and interest payments of $20,107 are required through the note's maturity in April 2024.

       At December 31, 1997 the Company had a $5.0 million credit facility. This facility was fully utilized at that date. On February 23, 1998, the amount of the facility was increased to $15.0 million. As of February 25, 1998, the amount outstanding under the credit facility was approximately $7.8 million. The Company may borrow funds under this facility until the earlier of June 30, 1998, or consummation of certain financing transactions by the Company, including the Offering. Upon consummation of such a financing transaction, the facility is due and payable in full. Advances under the facility bear interest at a variable rate equal to LIBOR plus 2 -1/2% or the lender's prime rate plus -1/2%. At February 25, 1998, the advances accrued interest at the weighted-average rate of 8.33% per annum. The Company is seeking to renew and increase its credit facility upon completion of the Offering; however, there can be no assurance that any such renewal or increase will occur on terms favorable to the Company.

        The net proceeds of the Offering would be used to repay approximately $45.5 million of debt, to provide funds for future developments and/or acquisitions and for general corporate purposes. However, there can be no assurance that the Offering will be completed. The Company's long-term capital needs are to provide funds for the developments described above, additional development and acquisition projects and general corporate purposes. The Company estimates that its capital expenditures for the next 12 months on the projects currently under development will be approximately $16.8 million, which would be financed through the net proceeds of the

Offering, bank facilities and lease financings. The Company's strategy of opportunistically acquiring additional Clubs is expected to require additional capital. The Company believes there are a number of financing alternatives available, including commercial credit facilities, equipment financing, mortgage financing, and public and private debt and equity offerings. The Company will also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs. The Company believes that the estimated net proceeds of the Offering, together with operating cash flows and available financings, would be sufficient for the Company's working capital and capital expenditure needs for at least the next 12 months. However, there can be no assurance that any such financing will be available, or if available, will be available on commercially reasonable terms. To the extent that the Company is unable to obtain additional financing on acceptable terms, the Company will be forced to delay or limit its development and acquisition plans and may be unable to fulfill its obligations under the leases described above.

FORWARD LOOKING STATEMENTS

       The foregoing discussion and other published documents contain forward-looking statements relating to the future operations of the Company, including the Reebok Sports Club/NY and SportsMed, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements which are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statement. Furthermore, actual results may differ from projected results as a result of unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing Clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's consolidated financial position or results of operations.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's financial reporting.

RECENT DEVELOPMENTS

        Not applicable

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report                                                             F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997                             F-2

Consolidated Statements of Income for the Three-Year Period ended December 31,           F-3
1997

Consolidated Statements of Shareholders' Equity for the Three-Year Period ended          F-4
December 31, 1997

Consolidated Statements of Cash Flows for the Three-Year Period ended December           F-5
31, 1997

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                    KPMG PEAT MARWICK LLP


Los Angeles, California
February 13, 1998, except for note 6,
    which is as of February 23, 1998.

                          THE SPORTS CLUB COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                           DECEMBER 31, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                    1996           1997
                                                                  ---------       ---------
Current assets:
  Cash and cash equivalents, includes $727 escrowed
    construction funds in 1996                                    $   4,146       $   1,581
  Accounts receivable, net of allowance for doubtful
    accounts of $57 and $385 in 1996 and 1997, respectively           1,376           2,072
  Inventories                                                           395             813
  Other current assets                                                  381             354
  Due from affiliates                                                 1,043             106
                                                                  ---------       ---------
     Total current assets                                             7,341           4,926

Property and equipment, net                                          72,736         106,791
Equity interest in unconsolidated subsidiary                            642             862
Costs in excess of net assets acquired, less accumulated
  amortization of $454 and $822  in 1996 and 1997,
  respectively                                                       13,552          15,917
Organizational costs and other assets, net                            1,426           3,065
                                                                  ---------       ---------
                                                                  $  95,697       $ 131,561
                                                                  =========       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and
    capitalized lease obligations                                 $   2,470       $   2,975
  Notes payable to bank                                                  --           5,000
  Accounts payable                                                    1,431             948
  Accrued liabilities                                                 2,777           7,985
  Deferred membership revenues                                        7,481           9,936
                                                                  ---------       ---------
     Total current liabilities                                       14,159          26,844

Notes payable and capitalized lease obligations,
  less current installments                                          36,027          42,823
Deferred lease obligations                                            3,309           2,817
Minority interest                                                     1,000             600
                                                                  ---------       ---------
     Total liabilities                                               54,495          73,084




Preferred stock, $.01 par value 1,000,000 shares authorized;
  no shares issued or outstanding                                        --              --
Common stock, $.01 par value, 40,000,000 shares authorized;
  11,358,000 and 14,382,621 shares issued and outstanding at
  December 31, 1996 and 1997, respectively                              114             144
Additional paid-in capital                                           36,935          53,613
Retained earnings                                                     4,153           5,674
Less:  Treasury stock, at cost, 163,976 shares                           --            (954)
                                                                  ---------       ---------
     Total shareholders' equity                                      41,202          58,477
                                                                  ---------       ---------
                                                                  $  95,697       $ 131,561
                                                                  =========       =========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              1995            1996           1997
                                                            --------        --------        --------
Revenues                                                    $ 34,659        $ 36,918        $ 61,154

Operating expenses:
     Direct                                                   21,730          22,989          43,517
     Selling, general and administrative                       5,486           6,052           6,607
     Depreciation and amortization                             2,775           2,490           3,919
                                                            --------        --------        --------
       Total operating expenses                               29,991          31,531          54,043
                                                            --------        --------        --------
          Income from operations                               4,668           5,387           7,111

Other income (expense):
     Interest                                                 (2,600)         (2,682)         (3,206)
     Minority interests                                         (150)           (150)            (22)
     Equity interest in net income of unconsolidated
       subsidiaries                                              860             631             696
     Non-recurring items                                          --            (300)         (2,025)
                                                            --------        --------        --------
       Total other income (expense)                           (1,890)         (2,501)         (4,557)
                                                            --------        --------        --------
        Income before income taxes                             2,778           2,886           2,554


Provision for income taxes                                     1,139           1,183           1,014
                                                            --------        --------        --------

         Net income                                         $  1,639        $  1,703        $  1,540
                                                            ========        ========        ========

Net income per share:
     Basic                                                  $   0.14        $   0.15        $   0.12
                                                            ========        ========        ========
     Diluted                                                $   0.14        $   0.15        $   0.12
                                                            ========        ========        ========

Weighted average number of common shares outstanding:
     Basic                                                    11,353          11,355          12,524
                                                            ========        ========        ========
     Diluted                                                  11,357          11,360          12,683
                                                            ========        ========        ========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                    Additional                   Treasury
                                                                Common Stock         Paid-in                       Stock
                                                          ----------------------     -------    Retained    ---------------------
                                                           Shares         Amount     Capital     Earnings   Shares         Amount
                                                          -------        -------     -------     -------    -------       -------
Balance, January 1, 1995                                   11,350        $   114     $36,898     $   811         --            --
    Net income                                                 --             --          --       1,639         --            --
    Issuance of common stock to outside directors               5             --          29          --         --            --
                                                          -------        -------     -------     -------    -------       -------
Balance, December 31, 1995                                 11,355            114      36,927       2,450         --            --
    Net income                                                 --             --          --       1,703         --            --
    Issuance of common stock to outside directors               3             --           8          --         --            --
                                                          -------        -------     -------     -------    -------       -------
Balance, December 31, 1996                                 11,358            114      36,935       4,153         --            --
    Net income                                                 --             --          --       1,540         --            --
    Sale of common stock                                    2,730             27      14,973          --         --            --
    Issuance of common stock in connection with
     acquistion of The Sports Club/Las Vegas                  291              3       1,672          --         --            --
    Treasury stock repurchased                                 --             --          --          --        185       $(1,034)
    Reissuance of treasury stock for employee stock plans      --             --          --         (19)       (21)           80
    Issuance of common stock to outside directors               4             --          33          --         --            --
                                                          -------        -------     -------     -------    -------       -------
Balance, December 31, 1997                                 14,383        $   144     $53,613     $ 5,674        164       $  (954)
                                                          =======        =======     =======     =======    =======       =======


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                 1995            1996            1997
                                                                               --------        --------        --------
Cash flows from operating activities:
    Net income                                                                 $  1,639        $  1,703        $  1,540
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                            2,775           2,490           3,919
         Accrued management fees                                                   (502)            (97)             --
         Equity interest in net income of unconsolidated subsidiaries              (860)           (631)           (696)
         Distributions from unconsolidated subsidiaries                             320             623             469
         Stock issued as directors' fees                                             29               8              33
         Loss on sale of Sports Connections                                          --             300              --
         Minority interest in Reebok-Sports Club/NY                                  --              --            (128)
         (Increase) decrease in:
              Accounts receivable, net                                              (23)            149          (1,176)
              Inventories                                                            42             105            (395)
              Other current assets                                                 (106)            (12)         (2,187)
         Increase (decrease) in:
              Accounts payable                                                    1,011            (816)           (493)
              Accrued liabilities                                                  (908)            225           2,519
              Deferred membership revenues                                         (263)           (633)          1,635
              Deferred lease obligations                                            312             211            (492)
                                                                               --------        --------        --------
                   Net cash provided by operating activities                      3,466           3,625           4,548

Cash flows from investing activities:
    Capital expenditures                                                           (929)         (2,788)         (4,899)
    Business acquisitions, net of cash acquired                                  (1,255)         (2,118)        (10,778)
    Proceeds from sale of Sports Connections                                         --           3,569              --
    Sale (purchase) of other non-operating assets                                   (33)             95              --
    Treasury stock acquired                                                          --              --          (1,034)
                                                                               --------        --------        --------
                   Net cash used for investing activities                        (2,217)         (1,242)        (16,711)

Cash flows from financing activities:
    (Increase) decrease in due from affiliates                                   (2,658)            540             937
    Proceeds from sale of common stock                                               --              --          10,000
    Proceeds from notes payable and capitalized lease obligations                    --          23,371           2,324
    Repayments of notes payable and capitalized lease obligations                (2,058)        (23,693)         (3,663)
    Distributions and redemptions of partnership interests                          (30)             --              --
                                                                               --------        --------        --------
                   Net cash provided by (used for)  financing activities         (4,746)            218           9,598
                                                                               --------        --------        --------
                   Net increase (decrease) in cash and cash equivalents          (3,497)          2,601          (2,565)
Cash and cash equivalents at beginning of year                                    5,042           1,545           4,146
                                                                               --------        --------        --------
Cash and cash equivalents at end of year                                       $  1,545        $  4,146        $  1,581
                                                                               ========        ========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                     $  2,585        $  3,068        $  3,599
                                                                               ========        ========        ========
    Cash paid during the year for income taxes                                 $  1,473        $    590        $    306
                                                                               ========        ========        ========
    Capital expenditures financed                                              $     --        $    153        $  7,223
                                                                               ========        ========        ========
    Stock issued in exchange for interest in Reebok-Sports Club/NY             $     --        $     --        $  5,000
                                                                               ========        ========        ========
    Stock issued as partial consideration for The Sports Club/Las Vegas        $     --        $     --        $  1,675
                                                                               ========        ========        ========
    Acquisitions of land & building under capital lease                        $     --        $     --        $ 10,000
                                                                               ========        ========        ========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997


1. ORGANIZATION

The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), primarily under the "Sports Club" and "Spectrum Club" names. Sports Clubs have been developed as "urban country clubs" offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. Spectrum Clubs are designed as smaller-scale Sports Clubs with an extensive but smaller range of services. Both Sports Clubs and Spectrum Clubs are marketed to affluent, health conscience individuals who desire a premier Club.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market using the average cost method.

Depreciation and Amortization

Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment and 31.5 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements. Loan costs are amortized over the terms of the related loans and organizational costs are amortized over five years.

Predevelopment Costs

Predevelopment costs consisting of architectural and feasibility expenditures incurred for certain prospective health and fitness projects are capitalized and included in "Organizational costs and other assets" in the consolidated balance sheet. Projects are reviewed periodically by management for viability. Should a project be deemed not viable for construction, such related costs are charged to operations at the time of determination. The Company has predevelopment costs in the amount of $53,000 and $1.6 million at December 31, 1996 and 1997 respectively. Amounts charged to operations for discontinued projects were $56,000 in the year ended December 31, 1997.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Company's financial position, results of operation or liquidity.

Intangible Assets

The costs in excess of net assets of acquired businesses resulting from the acquisitions referred to in Note 3 are being amortized on a straight-line basis over a period of 40 years. The Company follows the provisions of SFAS No. 121 and periodically evaluates the carrying value of intangible assets and considers the ability to generate positive cash flow through undiscounted future operating cash flows of the acquired operation as the key factor in determining whether the assets have been impaired. The Company has not experienced an impairment of value of any of its intangible assets as of December 31, 1997.


Equity Interest in Unconsolidated Subsidiary

Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in the partnership agreement. Summary financial information of the unconsolidated subsidiary is as follows:


                                             Year ended December 31,
                                              -------------------
                                               1996         1997
                                              ------       ------
                                             (Amounts in thousands)
Revenues                                      $5,634       $6,392
Net income                                     1,237        1,517


                                                 At December 31,
                                              -------------------
                                                1996         1997
                                              ------       ------
                                             (Amounts in thousands)
Current assets                                $  522       $  615
Non-current assets                             2,653        2,769
                                              ------       ------
Total assets                                  $3,175       $3,384
                                              ======       ======

Current liabilities                           $1,444       $1,281
Non-current liabilities                          539          444
                                              ------       ------
Total liabilities                              1,983        1,725
Partners' capital                              1,192        1,659
                                              ------       ------
Total liabilities and partners' capital       $3,175       $3,384
                                              ======       ======

Income Taxes

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

Earnings per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously required fully diluted earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the statement of earnings for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 did not have a material impact on the Company.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 1997. The carrying amounts related to cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has completed a year 2000 impact analysis. Financial accounting systems were recently installed which already are year 2000 compliant. The Company is currently implementing a new membership accounting and information system which will be year 2000 compliant. The cost of the new system, along with necessary equipment is estimated to be $1.2 million and will be capitalized pursuant to the Company's accounting policies.

3. ACQUISITIONS

SportsMed

On November 30, 1995, the Company acquired 100% of the stock of The SportsMed Company, Inc. ("SportsMed") formerly known as HealthFitness Organization of America, Inc. The acquisition was accounted for as a purchase. Accordingly, the operations of SportsMed are included in the accompanying statement of income from the date of acquisition.

On July 1, 1997, the Company acquired the assets of SportsTherapy Systems, Inc. ("STS"), a physical therapy and rehab clinic located in Calabasas, California for approximately $485,000 in cash plus the assumption of various liabilities in the amount of $187,000. STS has been merged into the Company's SportsMed subsidiary. In addition, the Company entered into an employment agreement with the seller of STS pursuant to which the seller is managing the operations of SportsMed. The acquisition was accounted for as a purchase. Accordingly, the operations of STS are included in the Company's statement of income from the date of acquisition.

Sports Clubs

On December 30, 1996, the Company acquired an additional 10.1% interest in The Reebok-Sports Club/NY partnership for $2.5 million which resulted in an increase of the Company's total ownership in the partnership to 50.1%. This acquisition was accounted for as a purchase and accordingly, the operations of the Club are included in the Company's consolidated statements of income from the date of acquisition. Prior to this acquisition, the Company's interest was recorded under the equity method of accounting. Goodwill of approximately $3.8 million resulted from this transaction.

On June 23, 1997, the Company completed the sale of 2,105,263 shares of its Common Stock to Millennium Entertainment Partners, L.P., (including affiliated entities, hereafter referred to as "Millennium"). In exchange for the newly issued shares, the Company received $5.0 million cash, Millennium's 9.9% Partnership interest in The Reebok-Sports Club/NY Partnership, a $2.5 million note due from the Partnership and Millennium's rights to certain accrued management fees due from the Partnership. This transaction increased the Company's ownership in the Partnership to 60%. The Company also signed definitive leases with Millennium to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by Millennium. The Company has also signed a letter of intent to develop a Sports Club in Boston, Massachusetts on property currently under development by Millennium.

On August 1, 1997, the Company acquired a Club in Henderson, Nevada which is now operated as The Sports Club/Las Vegas. The purchase price of approximately $6.7 million consisted of $5.0 million in cash and 290,358 shares of the Company's Common Stock, valued at approximately $1.7 million. The acquisition was accounted for as a purchase. Accordingly, the operations of The Sports Club/Las Vegas are included in the Company's statement of income from the date of acquisition.

Spectrum Clubs

On December 31, 1997, the Company acquired four Clubs from Racquetball World, which are now operated as Spectrum Clubs, for a total purchase price (including the portion paid by Millennium described below) of approximately $19.4 million. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these two properties to the Company under a financing lease agreement which is reflected as capitalized lease obligations in the Company's consolidated balance sheet. A cash payment of approximately $6.0 million was made to the sellers and their creditors and the Company assumed approximately $2.0 million of liabilities. In addition, up to 159,081 shares of the Company's Common Stock valued at approximately $1.4 million will be issued to certain of the selling entities ("Sellers"), subject to reduction if certain liabilities of the Clubs exceed agreed-upon amounts. In a private placement completed in December 1997, the Company sold 625,000 shares of its Common Stock to Millennium for $5.0 million to raise funds to complete this acquisition. The acquisition was accounted for as a purchase. Accordingly, the operations of these four Clubs will be included in the Company's statement of operations from the date of acquisition.

The following pro forma financial data present the Company's unaudited pro forma statement of income for the years ended December 31, 1996 and 1997, giving effect to the Reebok-Sports Club/NY, The Sports Club/Las Vegas and the four Spectrum Club acquisitions as if these transactions had occurred on January 1, 1996. None of the acquisitions was considered to be significant individually or in the aggregate under the applicable rules of the Securities and Exchange Commission. The operation of SportsTherapy Systems, Inc. is not material to the consolidated statement of income, and accordingly, its impact has been excluded from the following pro forma presentation. The unaudited pro forma condensed statements of income do not purport to represent what the Company's actual results of operations would have been had such transactions in fact occurred on such date. The unaudited pro forma condensed statements of income also do not purport to project the results of operations of the Company for any future period.

                                                                 (Unaudited)
                                                           Year ended December 31,
                                                            ---------------------
                                                             1996          1997
                                                            -------       -------
                                                               (in thousands,
                                                            except per share data)
Revenues                                                    $66,695       $72,707
Operating expenses                                           60,517        65,944
                                                            -------       -------
Income from operations                                        6,178         6,763
Other expenses                                                5,501         6,159
                                                            -------       -------
Income before provision for income taxes                        677           604
Provision for income taxes                                      277           273
                                                            -------       -------
Net income                                                  $   400       $   331
                                                            =======       =======

Net income per share:
  Basic                                                     $   .03       $   .02
                                                            =======       =======
  Diluted                                                   $   .03       $   .02
                                                            =======       =======

Weighted average number of common shares outstanding:
  Basic                                                      14,535        14,456
                                                            =======       =======
  Diluted                                                    14,540        14,615
                                                            =======       =======

4. PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation, which is summarized as follows:


                                                         At December 31,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
                                                     (Amounts in thousands)
Land                                                 $ 10,234       $ 18,234
Building and improvements                              58,076         82,405
Furniture, fixtures and equipment                       9,126         14,095
                                                     --------       --------
                                                       77,436        114,734
Less accumulated depreciation and amortization          4,700          7,943
                                                     --------       --------
Net property and equipment                           $ 72,736       $106,791
                                                     ========       ========

Equipment under capital leases was $2,056,000 and $7,456,000 and related accumulated amortization was $1,008,000 and 1,854,000 at December 31, 1996 and 1997, respectively.

Included in buildings and improvements at December 31, 1997, is $10,000,000 of buildings acquired under a capital lease in connection with the acquisition of four Spectrum Clubs (See Note 3). No amortization was recorded for the year ending December 31, 1997.

5. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

Notes payable and capitalized lease obligations are summarized as follows:


                                                           At December 31,
                                                        ---------------------
                                                         1996          1997
                                                        -------       -------
                                                        (Amounts in thousands)
The Sports Club/LA note(a)                              $23,070       $22,378
The Sports Club/Irvine note(b)                            5,375         4,875
 Spectrum Club/Agoura Hills note(c)                       2,550         2,533
Spectrum Clubs Fullerton and Santa Ana lease(d)              --        10,000
Equipment financing and capitalized
lease obligations(e)                                      4,303         5,602
Other notes payable(f)                                    3,199           410
                                                        -------       -------
                                                         38,497        45,798
Less current installments                                 2,470         2,975
                                                        -------       -------
                                                        $36,027       $42,823
                                                        =======       =======

                                      F-10

(a) The Sports Club/LA note bears interest at the rate of 10.63% and requires monthly payments of approximately $262,000 with a balloon payment of approximately $17.5 million on April 1, 2003. If certain conditions exist, the Company may extend the term of the loan by five years. The note is secured by all the assets of The Sports Club/LA and requires the Club to maintain a debt service coverage ratio, as defined, of 1.4 to 1.0.

(b) The Sports Club/Irvine note was issued to previous owners of this Club. The note is secured by land, equipment, building improvements and the building of The Sports Club/Irvine, bears interest at the rate of 6%, and requires quarterly principal payments of $125,000, which commenced in November 1996, and a balloon payment of $4.0 million on November 1, 1999.

(c) The Spectrum Club/Agoura Hills note was issued by a savings and loan association to complete the Company's acquisition of the Spectrum Club/Agoura Hills. The note is secured by land, equipment, building improvements and the building of the Spectrum Club/Agoura Hills. The note bears interest at the rate of 8.5%. Monthly principal and interest payments of $20,107 are required through the note's maturity in April 2024.

(d) In December 1997, the Company acquired four Spectrum Clubs for a total purchase price (including the portion paid by Millennium described below) of approximately $19.4 million. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these two properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The lease requires the Company to make annual payments of $1.0 million through 2007 and annual payments of $1.2 million thereafter through the lease expiration date on December 31, 2017. At any time during the first three years of the lease the Company may purchase the leased property from Millennium for an amount, currently estimated to be approximately $10.1 million, sufficient to provide Millennium an amount equal to $10.0 million plus all costs incurred by Millennium in connection with the acquisition of such property, plus a 12% compound return on its total investment. Millennium has the right to require the Company to acquire its interest in the property at such price if (i) the Company receives private debt financing in excess of $95.0 million, (ii) the Company receives public equity financing in excess of $20.0 million, (iii) a default (as defined in the lease) occurs, or (iv) a major casualty occurs with respect to either property.

(e) The equipment financing and capitalized lease obligations are secured by the furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over five years with effective interest rates between 8% to 10%.

(f) Other notes payable in 1996 include a $2.5 million note from the Reebok-Sports Club/NY partnership ("Partnership") payable to Millennium, a limited partner in the Partnership. The note bears interest at the rate of 10% and is repayable as net cash flow of the Partnership is available, with a final maturity in December 1999. In 1997, the Company acquired this note from Millennium (See Note 3) and therefore, this obligation is not reflected in the Company's consolidated balance sheet at December 31, 1997.

Future minimum annual principal payments at December 31, 1997, are as follows (in thousands):

1998 ........................       $ 2,975
1999 ........................         7,031
2000 ........................         2,874
2001 ........................         2,415
2002 ........................         1,861
Thereafter ..................        28,642
                                    -------
                                    $45,798

6. BANK CREDIT FACILITY

At December 31, 1997, the Company had a $5.0 million bank credit facility. This facility was fully utilized at that date. On February 23, 1998, the credit facility was amended and the amount of the facility was increased to $15.0 million. Pursuant to the February amendment, the Company may not borrow additional funds under the credit facility after June 30, 1998, and will be required to make monthly payments of $250,000 beginning July 1, 1998, with all remaining amounts due and payable on October 30, 1998. In addition, the credit facility is due and payable in full upon consummation by the Company of any debt or equity offering. The loans are unsecured, however, the Company is prohibited from pledging any of its assets except for normal furniture, fixture and equipment financing. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratio requirements. The Company was in compliance with its covenants as of December 31, 1997.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain facilities pursuant to various operating lease agreements. The Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of twenty-six years, including renewal options, with the earliest expiration date of November 1998. Future minimum noncancelable operating lease payments as of December 31, 1997 are as follows (in thousands):


Year ending December 31:
1998 ............................       $  8,019
1999 ............................          7,912
2000 ............................          7,672
2001 ............................          7,608
2002 ............................          8,211
Thereafter ......................         84,127
                                        --------
     Total minimum lease payments       $123,549

Rent expense for facilities and equipment aggregated, $1,805,000, $1,960,000 and $7,438,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Litigation

On May 22, 1997, the Company announced that it had agreed to pay Century Entertainment Center, L.P. ("Century") approximately $2.0 million to settle litigation relating to the Century City Spectrum Club which was closed in July 1995. The settlement relates to a suit filed by Century City Spectrum Club ("CCS"), a subsidiary of the Company, against Century alleging breach of the lease by the prior landlord. Century had acquired the rights under the lease in connection with bankruptcy of the prior landlord. Century filed a cross-complaint against CCS for rent due and against the Company as a guarantor of CCS's obligations under the lease. The settlement has been completed with the final payment made in February

1998. The amount has been reflected as a non-recurring expense on the Company's 1997 statement of income.

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

8. INCOME PER SHARE

The following is a reconciliation of the basic and diluted EPS computations for the years 1995, 1996 and 1997:


                                                            Year ended December 31,
                                                      -----------------------------------
                                                       1995           1996         1997
                                                      -------       -------       -------
                                                     (in thousands, except per share data)
Net income used for basic and
diluted income per share ......................       $ 1,639       $ 1,703       $ 1,540
                                                      =======       =======       =======

Shares of Common Stock and
Common Stock equivalents:
  Weighted average shares used
   in basic computation .......................        11,353        11,355        12,524

  Weighted stock options ......................             4             5           159
                                                      -------       -------       -------
  Impact from dilutive average ................        11,357        11,360        12,683
                                                      =======       =======       =======

Income per share:
  Basic.......................................        $  0.14       $  0.15       $  0.12
                                                      =======       =======       =======
  Diluted.....................................        $  0.14       $  0.15       $  0.12
                                                      =======       =======       =======


9. INCOME TAXES

The provision for income taxes consists of the following:


                           Year ended December 31,
                      --------------------------------
                       1995         1996         1997
                      ------       ------       ------
                          (Amounts in thousands)
Federal........       $  881       $  915       $  776
State .........          258          268          238
                      ------       ------       ------
                      $1,139       $1,183       $1,014
                      ======       ======       ======

Income tax expense differs from the statutory tax rate as applied to income before income taxes as follows:


                                                           Year ended December 31,
                                                   -------------------------------------
                                                     1995           1996           1997
                                                   -------        -------        -------
                                                           (Amounts in thousands)
Expected federal income tax expense ........       $   945        $   981        $   868
State income taxes, net of federal benefit .           194            202            146
                                                   -------        -------        -------
                                                   $ 1,139        $ 1,183        $ 1,014
                                                   =======        =======        =======


The Company's deferred tax assets and liabilities at December 31, 1996 were approximately $416,000 and $25,000, respectively, compared with approximately $680,000 and $2.6 million at December 31, 1997. The Company's valuation allowance for deferred taxes was approximately $391,000 and $0 at December 31, 1996 and 1997, respectively. The Company's most significant temporary differences relate to differences in the bases, depreciable lives and depreciation methods of property and equipment and cost in excess of net assets acquired for tax and financial reporting purposes.

10. STOCK PLANS

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company implemented the statement during the year ended December 31, 1996.

The Company has an employee stock option plan which is described below. The Company applied APB Opinion No. 25 in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with SFAS 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated below:


                                                     1995             1996           1997
                                                   ---------       ---------       ---------
                                                     (in thousands, except per share data)
Net income:
      As reported ..........................       $   1,639       $   1,703       $   1,540
      Pro forma ............................           1,474           1,533           1,368
Basic income per share:
      As reported ..........................       $     .14       $     .15       $     .12
      Pro forma ............................             .13       $     .14       $     .11

The fair value of all option grants for the Company's plan are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1995, 1996 and 1997 respectively: dividend yield of 0%, 0% and 0%; expected volatility of 40.0%, 51.3%, and 62.1% risk-free interest rates of 6.5%, 7.0% and 6.5% and expected lives of 7.5 years, 7.0 years and 6.0 years.

In May 1994 the Company instituted the 1994 Stock Incentive Plan (the "Plan"). 1,000,000 shares of Common Stock are reserved under the Plan, which authorizes the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights.

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

A summary of the status of Company stock options in all its stock-based plans as of December 31, 1995, 1996 and 1997 and changes during the years then ended are presented below:


                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                      Shares        Price
                                                      ------       -------
Outstanding at January 1, 1995 ................            --          --
Granted .......................................       522,000       $6.76
Canceled ......................................       225,000        9.00
                                                      ------
Outstanding at December 31,1995 ...............       297,000        5.06
                                                      =======
Options excercisable at December 31, 1995 .....        93,753        5.00
                                                      =======
Weighted-average fair value of options
    granted during year ended December 31, 1995                      2.37

Outstanding at January 1, 1996 ................       297,000        5.06
Granted .......................................       220,500        2.66
Canceled ......................................        25,000        3.18
                                                      ------
Outstanding at December 31, 1996 ..............       492,500        3.17
                                                      =======
Options excercisable at December 31, 1996 .....       185,505        3.28
                                                      =======
Weighted-average fair value of options
    granted during year ended December 31, 1996                      1.75

Outstanding at January 1, 1997 ................       492,500        3.17
Granted .......................................       155,000        5.51
Canceled ......................................         5,000        3.10
                                                      ------
Outstanding at December 31, 1997 ..............       642,500        3.77
                                                      =======
Options excercisable at December 31, 1997 .....       334,512        3.23
                                                      =======
Weighted-average fair value of options
    granted during year ended December 31, 1997                      3.53


The following table summarizes information about stock options outstanding at December 31, 1997:


                                  Weighted
                                  Average
                                 Remaining
Exercise         Number         Contractual            Options
 Prices       Outstanding       Life (Years)         Exercisable
--------      -----------       ------------         -----------
 $8.3750           27,000             9.84                    --
  5.3750           68,000             9.50                    --
  4.3750           60,000             9.22                    --
  2.7500           58,000             8.83                19,338
  2.5625           68,500             8.40                22,841
  2.6875           70,000             8.17                23,334
  3.0000          225,000             7.58               225,000
  5.2500           66,000             7.25                43,999
              -----------                            -----------
                  642,500             8.60               334,512
              ===========                            ===========


Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair market value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 1997, no SAR's had been granted.

Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair market value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 1997, no purchase rights had been granted.

In July 1994, the Company instituted its 1994 Stock Compensation Plan for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 12,000 shares have been issued to outside directors under the plan; 5,000 in 1995, 3,000 in 1996 and 4,000 in 1997.

11. RELATED PARTY TRANSACTIONS

Due from affiliates are summarized as follows:


                                                            At December 31,
                                                          -------------------
                                                           1996         1997
                                                          ------       ------
                                                            (In thousands)
Note receivable from the Company's CEO, including
interest at 5.3%. Secured by a pledge of 384,000
shares of the Company's Common Stock Repaid in
September 1997 ....................................       $  624           --

Advances to affiliates made in the normal course of
business, payable on demand .......................          419       $  106
                                                          ------       ------
                                                          $1,043       $  106
                                                          ======       ======


The Company manages the operation of its unconsolidated subsidiary, the Spectrum Club/Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $33,322 per month plus 4.5% of the Club's gross revenues for managing this Club. The Company also manages the operations of the Reebok Sports Club/NY and receives a fee of approximately 5.87% of the gross monthly collections, as defined. Management fees relating to Reebok Sports Club/NY of $490,000 and $779,000 for the years ended December 31, 1995 and 1996 were earned and included in the Company's income statement. Management fees of $1.1 million relating to Reebok Sports Club/NY were earned for the year ended December 31, 1997. This amounts is eliminated from income and expense in the presentation of the Company's 1997 consolidated statement of income.

The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 to Millennium. All such, payments are reflected as rent expense in the consolidated statement of income. The Company has entered into leases with Millennium to develop Sports Clubs in San Francisco, California and Washington, D.C., and is currently negotiating with Millennium with respect to the development of a Sports Club in Boston, Massachusetts.

In June 1997 the Company issued Millennium 2,105,263 shares of its Common Stock in exchange for $5.0 cash and certain Millennium interests in the Reebok Sports Club/NY Partnership (See Note 3). In December 1997, the Company sold 625,000 shares of its Common Stock to Millennium for $5.0 million of cash.

In December 1997, the Company acquired four Spectrum Clubs for a total purchase price (including the portion paid by Millennium described below) of approximately $19.4 million. Millennium acquired the real estate at two of the Clubs for $10.0 million and is leasing these two properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The capital lease requires the Company to make annual payments of $1.0 million through 2007 and annual payments of $1.2 million thereafter through the lease expiration date on December 31, 2017. At any time during the first three years of the lease the Company may purchase the property from Millennium for a purchase price equal to an amount that would enable Millennium to receive a return of its initial $10.0 million investment, plus all other amounts advanced or transaction costs incurred plus a twelve percent compound return on all such investments. Millennium has the right to require the Company to acquire its interest in the lease and land and building if (i) the Company receives private debt financing in excess of $95.0 million
(ii) the Company receives public equity financing in excess of $20.0 million
(iii) an event of default (as defined in the lease) occurs, or (iv) a major casualty occurs with respect to either property.

12. CONCENTRATION OF CREDIT RISK

The Company markets its products principally to customers in Southern California, New York City and Las Vegas. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

13. SUBSEQUENT EVENT

        The Company has filed a Registration Statement on Form S-2 with the Securities and Exchange Commission relating to the proposed offering by the Company of up to 6,000,000 shares of Common Stock (6,900,000 including the Underwriter's over-allotment option). Estimated proceeds of such offering are expected to be used to repay long term debt and for general corporate purposes. There can be no assurance the offering will be completed.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors and executive officers of the Company, as well as their respective ages as of February 28, 1998, and positions with the Company, are as follows:

         NAME                    AGE                          POSITION
         ----                    ---                          --------

D. Michael Talla..............   51           Chairman of the Board and Chief Executive Officer
Rex A. Licklider..............   54           Vice Chairman of the Board
John M. Gibbons...............   49           President, Chief Operating Officer and Director
Nanette Pattee Francini.......   49           Executive Vice President, Secretary and Director
Mark S. Spino.................   43           Vice President of Development
Philip J. Swain...............   40           Vice President of Operations
Timothy M. O'Brien............   46           Chief Financial Officer and Assistant Secretary
Brian J. Collins..............   37           Director
Andrew L. Turner..............   51           Director
Dennison Veru.................   37           Director

         D. MICHAEL TALLA co-founded the Company in 1977, has served as Chief Executive Officer since that time and has served as Chairman of the Board of Directors since February 1994. Mr. Talla has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 Clubs in the United States, including all Clubs developed by the Company. Mr. Talla holds a Bachelor of Arts Degree in Business Administration from the University of Arizona.

         REX A. LICKLIDER joined the Company as an unpaid consultant in 1991, has served as a director of the Company since February 1994 and was named Vice Chairman of the Board in May 1994. Effective August 1, 1996, Mr. Licklider entered into a consulting agreement with the Company pursuant to which he advises the Company with respect to strategic and financial matters. Prior to his involvement with the Company, Mr. Licklider founded Com Systems, Inc., a publicly traded long-distance telecommunications company and served in various capacities as Chairman, President and Chief Executive Officer from 1975 until April 1992. Mr. Licklider is a director of Deckers Outdoor Corporation, GoldenTel, Inc., and Associated Travel Services, Inc. He also serves on the Board of Directors of the Children's Bureau of Southern California and Los Angeles Youth Programs, Inc. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

         JOHN M. GIBBONS was hired by the Company to serve as Chief Financial Officer in May 1994 and became Executive Vice President in February 1995 and President and Chief Operating Officer on July 1, 1995. Mr. Gibbons was elected to the Board of Directors effective August 14, 1995. From September 1993 until May 1994, Mr. Gibbons was a self-employed financial and business consultant whose clients included the Company. From February 1990 until September 1993, Mr. Gibbons was employed as a Vice President by Com Systems, Inc., a publicly traded long-distance telecommunications company located in Westlake Village, California, serving as General Manager and Senior Vice President from December 1992 to September 1993, and as Chief Financial Officer from August 1991 through December 1992. Mr. Gibbons has a Bachelors of Business Administration from Notre Dame and a Masters of Business Administration from the University of Southern California, and is a Certified Public Accountant.

         NANETTE PATTEE FRANCINI co-founded the Company in 1977 and has been principally responsible for overseeing all marketing activities since 1978. Ms. Pattee Francini has served as a director since February 1994 and was appointed Executive Vice-President and Secretary in May 1994. Ms. Pattee Francini has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 Clubs, including all Clubs developed by the Company. Ms. Pattee Francini holds a Bachelor of Arts Degree from the University of Arizona.

         MARK S. SPINO has served the Company as Director of Development since 1980 and was appointed Vice President in 1984. Mr. Spino has been in the sports and fitness industry for more than 15 years and has developed or participated in the development of more than 15 Clubs in the United States, including many of the Clubs developed by the Company. From July 1979 to June 1980, Mr. Spino was Assistant Manager, and later Manager, of the Mid-Valley Athletic Club in Reseda, California. Mr. Spino holds Bachelor of Arts and Master of Arts Degrees in Physical Education from the University of Southern California.

         PHILIP J. SWAIN has been employed by the Company since 1982 and has served as Vice President of Operations since 1988. Mr. Swain has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 15 Clubs in the United States, including many of the Clubs developed by the Company. Mr. Swain served as Regional General Manager from 1986 until 1988. From December 1979 to November 1982, Mr. Swain was the Director of Marketing and Membership at the Mid-Valley Athletic Club in Reseda, California. From February 1975 to December 1979, Mr. Swain was employed by Health & Tennis Corporation of America, managing different facilities in Detroit and Los Angeles.

         TIMOTHY M. O'BRIEN has been employed as Chief Financial Officer by the Company since February 1995. In June 1995, he was appointed Assistant Secretary. From July 1993 until February 1995, Mr. O'Brien was employed as Vice President/Controller of WCT Communications, Inc., a publicly traded long-distance telecommunications company located in Santa Barbara, California. From May 1989 until July 1993, Mr. O'Brien was Controller for Com Systems, Inc., a publicly traded long-distance telecommunications company located in Westlake Village, California. Mr. O'Brien has a Bachelor of Business Administration degree from the University of Wisconsin-Madison and is a Certified Public Accountant.

         BRIAN J. COLLINS has been Vice President and Chief Financial Officer of Millennium Partners Management LLC and its predecessor company, affiliates of Millennium Entertainment Partners L.P., a real estate developer of mixed use urban entertainment projects, since December 1996. Since June 1, 1997, he has been a principal of Millennium Partners Management LLC. From March 1993 to November 1996, Mr. Collins was Senior Vice President at Carol Management Corp., an owner and operator of real estate and hotel properties and from June 1992 to February 1993, he was President of BJC Realty Inc., a real estate consulting firm. Mr. Collins holds a Bachelor of Arts Degree from Colgate University and a Masters of Science from New York University Graduate School of Business.

         ANDREW L. TURNER has been a director of the Company since September 1994 and has been Chairman of the Board of Directors, President and Chief Executive Officer of Sun Healthcare Group, Inc., a publicly traded long-term health care services provider since its formation in 1989. Mr. Turner was also founder and previously served as Chief Operating Officer of Horizon Healthcare Corporation, a publicly traded health care services provider, from 1986 to 1989. Prior to 1986, Mr. Turner served as a Senior Vice President of Operations of The Hillhaven Corporation.

         DENNISON VERU has been President of Awad & Associates, a money management division of Raymond James Financial, since November 1992. From February 1990 to November 1992, he served as Executive Vice President, Investments, of Smith Barney, Inc., specializing in small and medium capitalization stocks. Prior to that, Mr. Veru was Vice President of Broad Street Investment Management and an Assistant Vice President at Drexel Burnham Lambert. Mr. Veru serves as a director for Lois USA, Inc. a publicly held company. Mr. Veru is a graduate of Franklin and Marshall College.

         The directors of the Company are divided into three classes having terms expiring at the annual meetings of the Company's stockholders in 1998 (Messrs. Turner, Gibbons and Collins), 1999 (Ms. Pattee Francini and Mr. Veru) and 2000 (Messrs. Talla and Licklider), or such later dates as their successors are elected. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected.

         Officers serve at the pleasure of the Board of Directors subject to any rights under employment agreements.

         The Board of Directors has created an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Turner and Veru, is charged with reviewing the Company's annual audit and meeting with the Company's independent auditors and reviewing the Company's internal controls and financial management practices. The Compensation Committee, also composed of Messrs, Turner and Veru, recommends to the Board of Directors compensation for the Company's key employees and administers the 1994 Stock Incentive Plan.

CERTAIN TRANSACTIONS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based on the Company's review of the copies of those reports and written representations which it has received, the Company believes that all such filings required to be made from January 1, 1997 through the date hereof have been made.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to the Chief Executive Officer and to the five other most highly compensated executive officers for the years ended December 31, 1995, 1996 and 1997, for services rendered. Current salaries of the Company's executives are described below under "Employment Agreements."

                           SUMMARY COMPENSATION TABLE


                                                                LONG-TERM
                                                              COMPENSATION
                                                                  AWARDS
     NAME AND                         ANNUAL COMPENSATION       OPTIONS        ALL OTHER
PRINCIPAL POSITION           YEAR     SALARY(1)     BONUS        (SHARES)     COMPENSATION
------------------           ----     ---------     -----     -------------   ------------

D. Michael Talla             1997   $239,250(2)        --            --             --
Chairman of the Board        1996    218,000(2)        --            --             --
and Chief Executive          1995    205,250(2)        --            --             --
Officer

Nanette Pattee Francini      1997    145,100      $ 10,000        15,000            --
Executive Vice President,    1996    124,175           --         15,000            --
Secretary and Director       1995    122,200           --            --             --

John M. Gibbons              1997    245,883(4)     25,000          --          $2,256 (3)
President, Chief Operating   1996    232,800(4)     25,000       225,000 (5)        --
Officer and Director         1995    218,933(4)        --        450,000 (5)        --

Mark S. Spino                1997    134,125        10,000        15,000
Vice President and           1996    116,795          --          15,000            --
Director of Development      1995    111,855          --            --              --

Philip J. Swain              1997    146,031        15,000        15,000
Vice President and           1996    131,375          --          25,000            --
Director of Operations       1995    127,000          --            --              --

Timothy M. O'Brien           1997    137,667        10,000        15,000         1,791(3)
Chief Financial Officer      1996    122,175         5,000        20,000            --
and Assistant Secretary      1995    100,087          --          25,000            --

----------

(1)      Includes automobile allowance.

(2) Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA's net cash flow. This amount is not included in Mr. Talla's compensation. See "Certain Relationships and Transactions."

(3)      Contribution pursuant to the Company's 401 K Profit Sharing Plan.

(4) Includes an allowance for living expenses paid to Mr. Gibbons under the terms of his employment agreement.

(5) Options to purchase 225,000 shares at the exercise price of $9.00 per share issued on February 27, 1995, were canceled in connection with the issuance on July 5, 1995 of options to purchase 225,000 shares at the exercise price of $5.00 per share. Effective April 24, 1996, The Compensation Committee of the Board of Directors lowered the exercise price to $3.00 per share. Pursuant to the rules of the Securities and Exchange Commission, the cancellation and regrant of the option, and the repricing of the option, are each deemed to constitute a separate award.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         The following table provides information concerning stock options granted by the Company to the Named Executive Officers during the year ended December 31, 1997.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1997

                                INDIVIDUAL GRANTS

                                    PERCENT                          POTENTIAL REALIZABLE
                                    OF TOTAL                           VALUE AT ASSUMED
                        NUMBER OF   OPTIONS                             ANNUAL RATES OF
                         SHARES     GRANTED TO                            STOCK PRICE
                       UNDERLYING   EMPLOYEES  EXERCISE                APPRECIATION FOR
                         OPTIONS       IN      OR BASE   EXPIRATION       OPTION TERM (1)
NAME                   GRANTED (2) FISCAL YEAR   PRICE      DATE          5%         10%
----                   ----------- ----------- --------  ----------  --------     --------
Nanette Pattee Francini  15,000      9.68%      $ 4.375  3/20/2007   $106,896     $170,214
Mark S. Spino.......     15,000      9.68         4.375  3/20/2007    106,896      170,214
Philip J. Swain.....     15,000      9.68         4.375  3/20/2007    106,896      170,214
Timothy M. O'Brien..     15,000      9.68         4.375  3/20/2007    106,896      170,214


----------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionee is possible without an increase in the price of the Company's stock which will benefit all stockholders commensurately. without an increase in the price of the Company's stock, which will benefit all stockholders commensurately.

(2)      All of such options are governed by the Company's 1994 Stock Incentive
         Plan

         The following table provides information with respect to unexercised stock options as of December 31, 1997. None of the Named Executive Officers exercised stock options during the last fiscal year.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTION VALUES


                                NUMBER OF UNEXERCISED        VALUE OF ALL UNEXERCISED
                                  OPTIONS UNDER THE           IN-THE-MONEY OPTIONS AT
                                     OPTION PLAN                    FY-END(2)
      NAME                     EXERCISABLE/UNEXERCISABLE(1)  EXCERCISABLE/UNEXERCISABLE
      ----                     ----------------------------  --------------------------

John M. Gibbons............             225,000/0                  $1,406,250/$0
Nanette Pattee Francini....          5,000/25,000               $32,813/$138,750
Mark S. Spino..............          5,000/25,000               $32,813/$138,750
Philip J. Swain............          8,334/31,666               $54,692/$182,496
Timothy M. O'Brien.........         23,334/36,666              $110,316/$193,747

----------

(1)      All such options are governed by the Company's 1994 Stock Incentive
         Plan.

(2) An in-the-money option is an option which has an exercise price for the Common Stock which is lower than the fair market value of the Common Stock on a specified date. The fair market value of the Common Stock on December 31, 1997, was $9.25, which was the closing price per share on the American Stock Exchange on such date.

EMPLOYMENT AGREEMENTS

         Effective August 10, 1994, the Company entered into Employment Agreements with D. Michael Talla, as Chief Executive Officer, and Nanette Pattee Francini, as Executive Vice President, each of which expire on December 31, 2000. Certain terms of Mr. Talla's employment agreement were amended by the Board of Directors as of February 27, 1995. The Agreements provide for annual compensation of $200,000 payable to Mr. Talla, and $120,000 payable to Ms. Pattee Francini, subject to upward adjustment at the discretion of the Board of Directors. In 1997, the Compensation Committee of the Board of Directors increased Mr. Talla's and Ms. Francini's annual salaries to $225,000 and $147,000 respectively. The Company may terminate either Employment Agreement without penalty for cause.

         The employment agreements with Mr. Talla and Ms. Pattee Francini entitle each employee to annual performance bonuses in the discretion of the Board of Directors, to be paid within 120 days for Mr. Talla and 150 days for Ms. Pattee Francini following the end of each fiscal year. The employment agreements also include severance provisions which entitle each executive officer to severance pay if his or her employment is terminated by the Company without cause; if the employee dies or is disabled; or if the employee terminates the agreement as a result of a material breach by the Company of its obligations thereunder (six months' pay for Ms. Pattee Francini and twelve months' pay for Mr. Talla). In addition, the employment agreements provide Mr. Talla and Ms. Pattee Francini with additional severance benefits upon termination of employment following the occurrence of any one of the following events without the approval of a majority of the Board of Directors: (i) the consolidation or merger of the Company with any other corporation or other entity; (ii) the sale or other transfer of all or substantially all of the assets of the Company; (iii) the approval by the stockholders of the Company of a plan of liquidation or dissolution of the Company; (iv) any person becomes the beneficial owner directly or indirectly of 25% or more of the Company's outstanding Common Stock; or (v) a change occurs in the composition of a majority of the Board of Directors of the Company (unless approved by two-thirds of the Board of Directors of the Company). If at any time within two years after the occurrence of any one of the foregoing events Mr. Talla's or Ms. Pattee Francini's employment is terminated (other than for cause, incapacity or death), or Mr. Talla or Ms. Pattee Francini elects to terminate his or her employment for "good reason" (as that term is defined in the agreements), he or she is entitled to receive severance compensation equal to the lesser of: (i) the maximum amount which does not constitute a "parachute payment" as defined in
Section 280G of the Internal Revenue Code of 1986, as amended; or (ii) an amount equal to three times the aggregate of (A) his or her base annual salary then in effect, (B) the car allowance, Club memberships and dues, and insurance benefits paid for the employee during the one-year period immediately prior to termination, and (C) bonuses accrued but unpaid through the date of termination of employment. Under the agreements, "good reason" means the assignment of any duties inconsistent with the employee's position or any other action which diminishes the employee's position, authority or duties, which determination shall be made in good faith by the employee. If the employment of Mr. Talla or Ms. Pattee Francini were terminated within such period as a result of the occurrence of any of the foregoing events (assuming that neither would be entitled to any performance bonus), the aggregate approximate amounts payable to Mr. Talla and Ms. Francini would be $754,000 and $477,000, respectively.

         Effective as of July 1, 1995, the Company entered into an employment agreement with John M. Gibbons, which expires June 30, 1998. The employment agreement provides for annual base compensation of $200,000, subject to annual review and upward adjustment at the discretion of the Board of Directors. On May 27, 1997, the Compensation Committee of the Board of Directors increased Mr. Gibbons annual base salary to $210,000. In addition to his base salary Mr. Gibbons is entitled to participate in any management bonus program the Board of Directors may implement from time to time. The employment agreement also includes a severance provision which entitles Mr. Gibbons to receive payments equal to his base compensation until the earlier of 12 months following the date of his termination date or the expiration of the term of the agreement, if his employment is terminated prior to the expiration date other than for cause or by Mr. Gibbons himself. Mr. Gibbons will be paid $40,000 for living expenses and $7,800 each year as an auto allowance payable in equal semi-monthly installments. Pursuant to the terms of the employment agreement, the Compensation Committee of the Board of Directors, effective July 1, 1995, granted Mr. Gibbons an option to purchase 225,000 shares of the Company's Common Stock at an exercise price of $5.00 per share ("Option Shares"). One-third of the Option Shares became immediately vested upon the grant with the remaining two-thirds vesting in 24 equal monthly installments commencing October 21, 1995. Concurrent with the grant of these options to purchase shares of Common Stock, options for the purchase of 225,000 shares of Common Stock which were granted to Mr. Gibbons on February 27, 1995 at a price of $9.00 per share were canceled.

         Effective April 24, 1996, the Compensation Committee of the Board of Directors amended the employment agreement with Mr. Gibbons to lower the exercise price of the Option Shares to $3.00 per share, the fair market price of a share of the Company's Common Stock, as evidenced by the closing price on the American Stock Exchange on April 24, 1996. In exchange, Mr. Gibbons agreed to waive 50% of the $100,000 bonus that was to be paid to him in 1996 pursuant to the terms of his employment agreement. In addition, payment of 50% of the remaining bonus was deferred until the second quarter of 1997.

         The Company does not have written employment agreements with Messrs. Spino, Swain, and O'Brien who currently receive annual base salaries of $130,000, $140,000, and $134,000 respectively.

COMPENSATION OF DIRECTORS

         Effective February 1995, non-employee directors of the Company are entitled to receive an annual fee of $10,000 and a fee of $500 for each meeting attended. Non-employee directors who are members of the Audit Committee or Compensation Committee are entitled to receive $500 for each meeting they attend. In addition, non-employee directors receive 1,000 shares of the Company's Common Stock each year pursuant to the Company's 1994 Stock Compensation Plan. Messrs. Licklider, Collins, Turner and Veru currently serve on the Board as non-employee directors. The Company provides Mr. Licklider with health insurance under its group insurance plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. Amounts paid to directors were $36,000 during 1995, $37,026 during 1996, and $48,783 during 1997. Under the 1994 Stock Compensation Plan an aggregate of 12,000 shares of Common Stock were issued to non-employee directors through December 31, 1997.

COMPENSATION OF COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board ("Committee") administers the executive compensation for the Company. Mr. Licklider was appointed Chairman on July 8, 1994, and served continuously until August 1, 1996, when he resigned to become a paid consultant with the Company. Mr. Turner has been a member of the Committee since September 13, 1994, and became its Chairman on February 27, 1995. Mr. Veru was appointed to the Committee on February 20, 1996. None of these individuals has ever been an officer or employee of the Company.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of February 20, 1998, regarding the beneficial ownership of the Company's Common Stock, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law.

                                                       NUMBER OF
                                                        SHARES    PERCENT OF
                   NAME OF                           BENEFICIALLY OUTSTANDING
             BENEFICIAL OWNER(1)                         OWNED    SHARES (9)
             -------------------                     ------------ -----------

D. Michael Talla(2)(3).............................   4,739,905     33.2%
The Licklider Living Trust
   dated May 2, 1986...............................   1,271,562      8.9%
Mona Talla(2)(3)...................................   4,739,905     33.2%
Nanette Pattee Francini(2)(3)......................   4,739,905     33.2%
Mark S. Spino(2)(3)................................   4,739,905     33.2%
Phil Swain(2)(3)...................................   4,739,905     33.2%
The Jared R. Talla
   Irrevocable Trust dated
   January 4, 1993(2)(3)...........................   4,739,905     33.2%
The Brett M. Talla
   Irrevocable Trust dated
   January 4, 1993(2)(3)...........................   4,739,905     33.2%
John M. Gibbons(4).................................     266,089      1.8%
Dennison Veru......................................      12,000         *
Timothy M. O'Brien(5)..............................      41,979         *
Andrew Turner......................................      54,000         *
Brian Collins......................................       1,000         *
Millennium(6)......................................   3,929,863     27.6%
Townsend Group Investments(7)......................     734,300      5.2%
All directors and executive officers as a group
   (10 persons)(8).................................   6,386,535     43.9%

----------

*        Less than one percent.

(1) The address of each of the foregoing persons is 11100 Santa Monica Boulevard, Suite 300, Los Angeles, California 90025.

(2) Includes shares with respect to which the named beneficial owner shares voting power pursuant to a voting agreement which requires each party to vote their shares in the manner determined by a majority of all holders. The agreement is effective until October 20, 2004 or until terminated by persons holding 66-2/3% of the Common Stock held by all persons subject to the agreement. Mr. Talla, Mona Talla, The Jared R. Talla Irrevocable Trust dated January 4, 1993, The Brett M. Talla Irrevocable Trust dated January 4, 1993, Ms. Pattee Francini, Mr. Spino and Mr. Swain are record owners of 3,770,617; 30,953; 114,714; 114,714;
         256,107; 227,969 and 173,164 shares of the Company's Common Stock, respectively. Mr. Talla (including members of his immediate family and trusts for their benefit) is the record owner of 4,030,998 shares.

(3) Includes 51,667 shares of Common Stock issuable within 60 days upon the exercise of options granted to Ms. Pattee Francini, Mr. Spino and Mr. Swain under the Company's 1994 Stock Incentive Plan. Ms. Pattee Francini and Mr. Spino each hold options exercisable for 15,000 shares and Mr. Swain holds options exercisable for 21,667 shares.

(4) Includes 35,500 shares owned by Mr. Gibbons, 5,000 shares owned by Mr. Gibbons' spouse and 225,000 shares of Common Stock issuable within 60 days upon the exercise of options granted under the Company's 1994 Stock Incentive Plan, and 589 shares vested under the Company's 401K Profit Sharing Plan.

(5) Includes 41,667 shares of Common Stock issuable within 60 days upon the exercise of options granted under the Company's 1994 Stock Incentive Plan, and 312 shares vested under the Company's 401K Profit Sharing Plan.

(6) Includes 1,051,000 shares owned by Millennium Development Partners, L.P., 625,000 shares owned by Millennium Entertainment Partners L.P., and 2,253,863 shares owned by Millennium Partners LLC.

(7) Townsend Group Investments is a registered investment advisor. Includes 50,500 shares over which Townsend has sole voting and dispositive power and 683,800 shares over which it exercises shared voting and dispositive power.

(8) Includes 318,334 shares of Common Stock issuable within 60 days upon the exercise of options granted under the Company's 1994 Stock Incentive Plan and 901 shares vested under the Company's 401K Profit Sharing Plan.

(9) All shares not currently outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Outstanding Shares" held by the holder thereof, but are not deemed to be outstanding for the purpose of computing the "Percent of Outstanding Shares" held by any other shareholder, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The Company possesses a 50.1% interest in the partnership which owns The Sports Club/LA; Mr. Talla beneficially owns the remaining 49.9% interest. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of The Sports Club/LA's net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. In addition, the partnership agreement provides the Company with an option to purchase Mr. Talla's interest for an amount equal to the product of four times the amount of distributions received by Mr. Talla in the year immediately preceding the year in which the option is exercised.

         As of January 1, 1997, Mr. Talla was either the guarantor of, or the named debtor with respect to, approximately $245,000 in debts of the Company. The Company agreed with Mr. Talla to make all payments due with respect to all such debts, and to indemnify him with respect to all costs incurred in connection therewith. These debts have been reflected in the Company's financial statements. All such debts have were in full during 1997.

         In April 1996, the Company extended a loan to Mr. Talla in the amount of $600,000, secured by 384,000 shares of the Company's Common Stock. The loan was due and payable on April 3, 1997 and bore interest at 6.8%. In 1997, The Company's Board of Directors approved the extension of the loan and accrued interest into a new note in the amount of $641,000 with interest at 5.9%, due on April 3, 1998, secured by a pledge of 300,000 shares of the Company's stock. Mr. Talla repaid this loan and accrued interest in September 1997.

         Effective August 1, 1996, Mr. Licklider entered into a consulting agreement with the Company pursuant to which Mr. Licklider received $10,000 per month plus reimbursement for reasonable and necessary expenses. The agreement had a one year term and on August 1, 1997 was extended through July 31, 1998. Under the terms of the agreement, Mr. Licklider advises the Company with respect to strategic and financial matters for a minimum of 60 hours of service per month outside the normal scope of his duties as a director. Effective with the commencement of the consulting agreement, Mr. Licklider resigned from the audit and compensation committees of the Board of Directors.

         Effective January 28, 1997, the Board of Directors approved the use of up to $3.0 million to repurchase shares of the Company's Common Stock. When the plan was terminated in February 1998, the Company had repurchased a total of 184,766 shares at prices per share ranging from a low of $3.50 on February 12, 1997, to a high of $6.675 on September 12, 1997, with a weighted-average price of $5.58 per share. On March 27, 1997, the Company purchased from Ms. Pattee Francini, Executive Vice President and Secretary, and Mr. Philip Swain, Vice President of Operations, 25,000 shares and 20,000 shares, respectively, at a price of $4.6875, representing the closing price of the Common Stock on the AMEX on March 25, 1997. On September 12, 1997, the Company purchased from D. Michael Talla, Chairman of the Board and Chief Executive Officer, 97,166 shares of Common Stock at a price of $6,675, representing the average of the closing price of the Common Stock on the AMEX for the 10 trading days immediately preceding, and ending on, September 12th. The proceeds of the purchase of Common Stock from Mr. Talla were used to repay the loan by the Company to Mr. Talla described above.

        Millennium is the second largest shareholder of the Company, with 3,929,863 shares or 27.6% of the outstanding Common Stock. Additionally, Millennium is a partner with the Company in the Reebok-Sports Club/NY as well as the landlord of the building in which the Reebok Sports Club/NY is located. The Reebok-Sports Club/NY partnership pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium (adjusted to $2.1 million for calendar year 1997). In June 1977, Millennium and the Company entered into leases with respect to the development of two additional Sports Clubs in Washington, D.C. and San Francisco, California and are negotiating the terms of a lease for an additional Sports Club in Boston, Massachusetts (See "Business - Developments and Acquisitions"). On June 11, 1997, the Company issued to Millennium 2,105,203 shares of Common Stock in exchange for $10.0 million consisting of $5.0 million in cash and certain interests of Millennium in the Reebok-Sports Club/NY partnership, including a 9.9% interest in the partnership and a $2.5 million promissory note issued by the partnership. The Company also granted to Millennium certain registration and preemptive rights. In addition, for so long as Millennium maintains at least a 12% interest in the equity securities of the Company, the Company and certain of its shareholders have agreed to cause a nominee of Millennium to be appointed or elected to the Board of Directors of the Company; Brian J. Collins, an officer of Millennium, is currently a member of the Company's Board of Directors as Millennium's nominee. On December 31, 1997, the Company sold an additional 625,000 shares of Common Stock to Millennium for $5.0 million, which the Company used to fund the cash portion of the acquisition of four Spectrum Clubs from Racquetball World. In addition, Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The lease has a term of twenty years, provides for annual rent of $1.0 million for the first ten years and $1.2 million per year thereafter. At any time during the first three years of the lease the Company may purchase the leased property from Millennium for a purchase price (currently estimated to be approximately $10.1 million) equal to $10.0 million plus all costs incurred by Millennium in connection with the acquisition of such property, plus a 12% compound return on its total investment. Millennium has the right to require the Company to acquire its interest in the property at such price if (i) the Company receives private debt financing in excess of $95.0 million (ii) the Company receives public equity financing in excess of $20.0 million ,(iii) a default (as defined in the lease) occurs, or (iv) a major casualty occurs with respect to either property.

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

         10.12 Lease of premises for Reebok Sports Club/NY located at 160 Columbus Avenue, New York, New York 10023 dated June 3, 1992.*

       EXHIBIT
       NUMBER     EXHIBIT
       ------     -------

         10.13 Agreement of Purchase and Sale between MKDG/RHODES SC Partnership and Rex Licklider dated November 19, 1993, as amended November 19, 1993, December 10, 1993, December 31, 1993, and February 18, 1994.*

         10.14 Joint Venture Agreement for Sports Connection - ES/MB between El Segundo-TDC, Ltd. and Continental El Segundo Corporation effective as of January 3, 1986.*

         10.15 First Amendment to Joint Venture Agreement for Sports Connection - ES/MB dated January 3, 1986.*

         10.16 Restated Agreement of Limited Partnership of El Segundo-TDC, Ltd., as amended.*

         10.17    Agreement of Limited Partnership of R-SC/NY, Ltd.*

         10.18 Management Agreement effective as of June 3, 1992, between R-SC/NY, Ltd. and Pontius Realty, Inc.*

         10.19 License Agreement between Reebok Fitness Centers, Inc. and R-SC/NY, Ltd. dated June 3, 1992.*

         10.20 Agreement of Purchase and Sale and Joint Escrow Instructions entered between Hawthorne Savings and Loan Association and Agoura Hills/Spectrum Club, Inc. effective as of April 14, 1994.*

         10.21 Form of Membership Agreements for the Sports Clubs, Spectrum Clubs and Sports Connections.*

         10.22    Letter Agreement regarding R-SC/NY dated June 3, 1992.*

         10.23 Club Management Contract for the Spectrum Club/Manhattan Beach dated January 3, 1986, as amended January 3, 1986 and September 17, 1987 and as assigned June 30, 1992.*

         10.24 Agreement of Limited Partnership of NY-SC, Ltd. dated as of April 29, 1992, as amended July 1, 1992.*

         10.25 Sixth Amended and Restated Agreement of Limited Partnership of L.A./Irvine Sports Clubs. Ltd., dated June 30, 1992.*

         10.26 Memorandum of Agreement between Reebok Fitness Centers, Inc. and the Company dated as of June 3, 1992.*

         10.27 Seventh Amendment and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.*

         10.28 First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.*

         10.29 Form of Option Agreement by and between D. Michael Talla, an individual, TTO Partners, a California Limited Partnership, and Sports Club, Ltd., a California Corporation, relating to L.A./Irvine Sports Club, Ltd., a California Limited Partnership.*

       EXHIBIT
       NUMBER     EXHIBIT
       ------     -------

         10.30 Amended and Restated Agreement of Limited Partnership of TTO Partners, a California Limited Partnership, dated June 30, 1992, as amended January 1, 1993, January 4, 1993 and February 12, 1994 and as assigned January 1, 1993.*

         10.31 Letter Agreement dated October 11, 1994, by and between MKDG Rhodes/SC Partnership, a General Partnership, and Rex Licklider, including a $5,500,000 promissory note and deed of trust to be delivered concurrently with the consummation of the Offering.*

         10.32 First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. dated as of October 12, 1994.*

         10.33 Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company dated October 12, 1994.*

         10.34 Amendment to First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. dated as of October 12, 1994.*

         10.35 Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 29, 1994.*

         10.36 License Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 20, 1994.*

         10.37 Promissory Note executed by L.A./Irvine Sports Clubs, Ltd. in favor of MKDG/Rhodes SC Partnership, dated October 20, 1994.**

         10.38    Employment Agreement between the Registrant and John M.
                  Gibbons.**#

         10.39    First Amendment to Employment Agreement between Registrant and
                  D. Michael Talla, dated February 27, 1995. ***#

         10.40 Amended and Restated Employment Agreement between Registrant and John M. Gibbons, dated July 14, 1995. ***#

         10.41 Settlement Agreement by and among Lincoln Metrocenter Partners, L.P., Reebok-Sports Club/NY, Ltd., Talla New York, Inc., RFC, Inc., and LMP Health Club Co. dated as of December 28, 1995 and Promissory Notes in connection therewith.***

         10.42 Credit Agreement and related Exhibits by and between The Sports Club Company, Inc. and HealthFitness Organization of America, Inc. dated as of November 28, 1995.***

         10.43 Notification to HealthFitness Organization of America, Inc.'s shareholders of The Sports Club Company, Inc.'s exercise of its option to acquire shares of HealthFitness Organization of America, Inc. dated as of November 28, 1995.***

         10.44 Loan Agreement between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd. dated March 9, 1996.***

         10.45 First Amendment to Loan Agreement between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd., dated March 12, 1996.***

       EXHIBIT
       NUMBER     EXHIBIT
       ------     -------

         10.46 401-K Profit Sharing Plan and related Group Annuity Contract No. GA-P K522 and Group Separate Account Annuity Contract No. GA-P K523, both with Nationwide Life Insurance Company with an effective date of February 1, 1996.****

         10.47 First Amendment to Restated Employment Agreement between Registrant and John M. Gibbons dated as of April 24, 1996.#****

         10.48 Asset Purchase Agreement among 24 Hour Fitness, Inc., The Sports Connection Holding Company, and Registrant dated as of November 1, 1996.****

         10.49 Management Agreement by and between Registrant and C.I.T.E. Design Corp. dated as of May 2, 1996.****

         10.50 Consulting Agreement by and between Registrant and Rex A. Licklider dated as of August 1, 1996.#****

         10.51 Letter Agreement by and between Registrant and WPI.Koll Asia Pacific Advisors dated as of October 9, 1996.****

         10.52 Second Amendment to Loan Agreement and related documents between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd. dated as of October 11, 1996.****

         10.53 Termination Agreement by and among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Bally's S.C. Management, Inc., The Sports Connection Holding Company and Registrant dated October 31, 1996.****

         10.54 Fourth Amendment to Athletic Club Lease dated December 11, 1996, by and between Howard Hughes Properties, Limited Partnership, a Delaware limited partnership and The Spectrum Club Company, Inc.****

         10.55 Agreement by and among Reebok-Sports Club/NY Ltd., Talla New York, Inc., RFC, Inc., LMP Health Club Co., Millennium Entertainment Partners, L.P. and Registrant dated as of December 30, 1996.****

         10.56 Letter Agreement between Millennium Entertainment Partners, L.P. and the Registrant dated as of March 13, 1997.****

         10.57 Loan Agreement entered into by and among the Registrant, The Spectrum Club Company, Inc., Pontius Realty, Inc., Sports Club, Inc. of California, Irvine Sports Club, Inc., HealthFitness Organization of America, Inc., L.A./Irvine Sports Club, Ltd., Talla New York, Inc., SCC Sports Club, Inc. and Sumitomo Bank of California dated as of March 20, 1997.****

         10.58 First Amendment to Option Agreement between D. Michael Talla and TTO Partners dated May 27, 1997.

         10.59    Consulting Agreement between the Registrant and Rex A.
                  Licklider. #

         10.60 First Amendment to Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated August 1, 1997.

         10.61 Second Amendment to Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated August 14, 1997.

         10.62 Settlement Agreement, Agreement for Dismissal and General Release and Waiver by and between Century Entertainment, L.P., the Registrant and Century City Spectrum Club, Inc. dated May 16, 1997.

         10.63 Modification to the March 13, 1997 letter between Millennium Entertainment Partners, L.P. and the Registrant dated June 10, 1997.

         10.64 Asset Purchase Agreement between Green Valley Athletic Club Limited Partnership and the Registrant dated as of May 1, 1997.

         10.65 Agreement of Purchase and Sale of Real Property between Green Valley Investment Company, Inc., and the Registrant dated as of May 1, 1997.

         10.66 Agreement for Purchase and Sale of Assets by and among HFA Services, Inc., SportsTherapy, Inc. and Larry Schwartz made as of July 1, 1997.

         10.67 Letter Agreement between Millennium Entertainment Partners, L.P. and the Registrant dated December 29, 1997. +

         10.68 Agreement of Purchase and Sale by and among The Spectrum Club Company, Inc., SCC I LLC and RBW/Fullerton dated as of December 31, 1997. +

         10.69 Agreement of Purchase and Sale between The Spectrum Club Company, Inc. and Norcan dated as of December 31, 1997. +

         10.70 Agreement of Purchase and Sale by and among The Spectrum Club Company, Inc., SCC I LLC, RBW/Santa Ana and RBWSA, LLC dated as of December 31, 1997. +

         10.71 Agreement of Purchase and Sale between The Spectrum Club Company, Inc. and Racquetball World dated as of December 31, 1997. +

         10.72 Agreement of Lease between SCC I LLC and the Registrant dated as of December 31, 1997. +

         10.73 Amended and Restated Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated as of February 2, 1998.

         10.74 Amendment of Lease between Lincoln Metrocenter Partners, L.P. and Reebok-Sports Club/NY Ltd. as of January 31, 1998.

         10.75 Letter Agreement between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd. dated January 8, 1998.

         10.76 Athletic Club Lease between Millennium Partners LLC and San Francisco Sports Club, Inc. dated as of June 22, 1997.

         10.77 Athletic Club Lease between Millennium Partners LLC and Washington D.C. Sports Club, Inc. dated as of June 22, 1997

         10.78 Escrow Instruction to Chicago Title Insurance Company from La Salle Fund II and the Registrant dated July 24, 1997 regarding purchase of real estate in Thousand Oaks, California.

         10.79 First Amendment to Amended and Restated Loan Agreement by and among the

                  Registrant and various of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of February 23, 1998.

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of KPMG Peat Marwick LLP

----------

#        Compensation agreement or plan.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, declared effective on October 13, 1994 (SEC file No. 33-79552).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1995 (SEC file No. 1-13290).

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1996 (SEC file No. 1-13290).

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on October 14, 1997 (SEC file No. 1-13290).

+ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 15, 1998 (SEC file No. 1-13290).

(b)      Reports on Form 8-K

The following reports on Form 8-K were filed from October 1, 1997 through the date of this report.

           DATE                               EVENT
           ----                               -----
           November 4, 1997                   Announced development of a
                                              Spectrum Club in Thousand Oaks,
                                              California.

           December 12, 1997                  Announced entering into a letter
                                              of intent to acquire Los
                                              Caballeros Racquet & Sports Club
                                              in Fountain Valley, California.

           January 14, 1998                   Announced the acquisition of four
                                              Racquetball World Clubs and sale
                                              of 625,000 shares of Common Stock
                                              to Millennium Entertainment
                                              Partners, L.P.

           February 2, 1998                   Announced termination of
                                              negotiations regarding the Los
                                              Caballeros Racquet & Sports Club
                                              acquisition.

(c)      Exhibits

Index to Exhibits


       EXHIBIT
       NUMBER     EXHIBIT
       ------     -------

         10.58 First Amendment to Option Agreement between D. Michael Talla and TTO Partners dated May 27, 1997.

         10.59    Consulting Agreement between the Registrant and Rex A.
                  Licklider. #

         10.60 First Amendment to Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated August 1, 1997.

         10.61 Second Amendment to Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated August 14, 1997.

         10.62 Settlement Agreement, Agreement for Dismissal and General Release and Waiver by and between Century Entertainment, L.P., the Registrant and Century City Spectrum Club, Inc. dated May 16, 1997.

         10.63 Modification to the March 13, 1997 letter between Millennium Entertainment Partners, L.P. and the Registrant dated June 10, 1997.

         10.64 Asset Purchase Agreement between Green Valley Athletic Club Limited Partnership and the Registrant dated as of May 1, 1997.

         10.65 Agreement of Purchase and Sale of Real Property between Green Valley Investment Company, Inc., and the Registrant dated as of May 1, 1997.

         10.66 Agreement for Purchase and Sale of Assets by and among HFA Services, Inc., SportsTherapy, Inc. and Larry Schwartz made as of July 1, 1997.

         10.73 Amended and Restated Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated as of February 2, 1998.

         10.74 Amendment of Lease between Lincoln Metrocenter Partners, L.P. and Reebok-Sports Club/NY Ltd. as of January 31, 1998.

         10.75 Letter Agreement between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd. dated January 8, 1998.

         10.76 Athletic Club Lease between Millennium Partners LLC and San Francisco Sports Club, Inc. dated as of June 22, 1997.

         10.77 Athletic Club Lease between Millennium Partners LLC and Washington D.C. Sports Club, Inc. dated as of June 22, 1997

         10.78 Escrow Instruction to Chicago Title Insurance Company from La Salle Fund II and the Registrant dated July 24, 1997 regarding purchase of real estate in Thousand Oaks, California.

         10.79 First Amendment to Amended and Restated Loan Agreement by and among the Registrant and various of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of February 23, 1998.

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of KPMG Peat Marwick LLP

----------

#        Compensation agreement or plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1998.


                                       THE SPORTS CLUB COMPANY, INC.



                                       /s/ D. Michael Talla
                                       --------------------------------------
                                           D. Michael Talla,
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


Signature                            Title                              Date
---------                            -----                              ----


/s/ D. Michael Talla                 Chairman of the Board              February 26, 1998
----------------------------------   and Chief Executive Officer
D. Michael Talla


/s/ Timothy M. O'Brien               Chief Financial Officer            February 26, 1998
----------------------------------   (Principal Financial and
Timothy M. O'Brien                   Accounting Officer)


/s/ Rex A. Licklider                 Vice Chairman of the Board         February 26, 1998
----------------------------------
Rex A. Licklider


/s/ John M. Gibbons                  President, Chief Operating         February 26, 1998
----------------------------------   Officer and Director
John M. Gibbons


/s/                                  Director                           February 26, 1998
----------------------------------
Brian J. Collins


/s/ Nanette Pattee Francini          Director                           February 26, 1998
----------------------------------
Nanette Pattee Francini


/s/                                  Director                           February 26, 1998
----------------------------------
Andrew L. Turner


/s/ Dennison Veru                    Director                           February 26, 1998
----------------------------------
Dennison Veru