Form 10-Q
period 1998-03-31
SPORTS CLUB CO INC
filed 1998-05-13
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998
                            COMMISSION FILE # 1-13290


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



                                                    Shares
                                                Outstanding at
              Class                             April 30, 1998
----------------------------------      ------------------------------------
  Common stock, $.01 par value                    20,738,138

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND MARCH 31, 1998

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2. EQUITY INTEREST IN UNCONSOLIDATED SUBSIDIARY

        Equity interest in unconsolidated subsidiary consists of a 46.1% interest in a Spectrum Club located in Manhattan Beach, California. The Company allocates profits and losses on a basis defined in its joint venture agreement relating to this unconsolidated subsidiary. Summary financial information of the Spectrum Club/Manhattan Beach is as follows:

                                                                Three months ended
                                                                     March 31,
                                                          --------------------------
                                                               1997            1998
                                                          ----------      ----------
                                                            (Amounts in thousands)
Revenues................................................  $    1,589      $    1,693
Net income..............................................         379             423

                                                           December 31,      March 31,
                                                               1997            1998
                                                          ----------      ----------
                                                            (Amounts in thousands)
Current assets..........................................  $      615      $      832
Non-current assets......................................       2,769           2,826
                                                          ----------      ----------
    Total assets........................................  $    3,384      $    3,658
                                                          ==========      ==========

Current liabilities.....................................  $    1,281      $    1,609
Non-current liabilities.................................         444             417
                                                          ----------      ----------
    Total liabilities...................................       1,725           2,026
Partners' capital.......................................       1,659           1,632
                                                          ----------      ----------
                                                          $    3,384      $    3,658
                                                          ==========      ==========

3. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:

                                                             December 31,     March 31,
                                                                 1997            1998
                                                            ----------      ----------
                                                              (Amounts in thousands)

The Sports Club/LA note (1)..............................   $   22,378      $   22,184
The Sports Club/Irvine note..............................        4,875           4,750
The Spectrum Club/Agoura Hills note......................        2,533           2,527
Spectrum Clubs Fullerton and Santa Ana lease obligations.       10,000           9,937
Equipment financing and
   capitalized lease obligations.........................        5,602           5,286
Other notes payable......................................          410             410
                                                            ----------      ----------
                                                                45,798          45,094
Less current installments................................        2,975           3,027
                                                            ----------      ----------
                                                            $   42,823      $   42,067
                                                            ==========      ==========

--------

(1) This amount was repaid from the net proceeds of the sale of common stock in April 1998 (See Note 7).

4. BANK CREDIT FACILITY

        At March 31, 1998, the Company had a $15.0 million bank credit facility ("Credit Facility"). As of that date, $11.4 million had been utilized. Upon completion of the sale of shares of common stock in April 1998 (See Note 7), the Company repaid the entire outstanding amount. As of April 30, 1998, the Company has no amounts outstanding and $5.0 million available under the Credit Facility. This Credit Facility expires on June 6, 1998. The Company is currently negotiating with the bank to renew and expand the overall Credit Facility.

5. NET INCOME PER SHARE

        Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the quarters ended March 31, 1997 and 1998, there were no differences between basic and diluted earnings per share.

6. INCOME TAXES

        Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7. SUBSEQUENT EVENTS

        On April 7, 1998, the Company completed an offering of 6,000,000 shares of common stock at a price of $8.00 per share. On April 27, 1998, the underwriters exercised the over-allotment option granted as part of the offering and an additional 500,000 shares were sold at a price of $8.00 per share. Net proceeds from the offering of $49.4 million were used to repay indebtedness and provide funds for developments and/or acquisitions and for general corporate purposes.

        On April 16, 1998, the Company announced it had acquired a 120,000 square foot fitness and tennis club located in New York City. The lease rights and club operation were acquired for approximately $4.0 million, however, a significant investment is anticipated in connection with development of the Club.

        In March 1998, the Company entered into an agreement to acquire undeveloped land in Houston, Texas, for approximately $3.1 million, on which the Company intends to develop a Sports Club. The Company has entered into an agreement with an affiliate of Millennium Entertainment Partners, MDP Ventures II LLC (along with its affiliates "Millennium") pursuant to which, at the Company's election, Millennium will acquire the land and negotiate with the Company to develop this Club. In addition, the Company will have the right, for a period of six months, to reacquire the property from Millennium. The total cost of acquiring and developing this property is currently estimated to be approximately $17.3 million.

8. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that there are no components of comprehensive income that are not disclosed in the statements of operations, accordingly, there is no difference between net earnings and net comprehensive income.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. The Company has not yet determined whether the adoption of SFAS No. 131 will have a material impact upon the Company's financial reporting.

        In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and club openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company's consolidated financial statements reflect the operations of The Sports Clubs, the Spectrum Clubs and The SportsMed Company, Inc. ("SportsMed"). The Spectrum Club/Manhattan Beach is accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

        Revenues for the three months ended March 31, 1998, were $19.6 million, compared to $13.9 million in 1997, an increase of $5.7 million or 41.0%. An increase of $2.2 million resulted from revenue at the four new Spectrum Clubs acquired from Racquetball World on December 31, 1997. An increase of $1.3 million resulted from The Sports Club/Las Vegas and an increase of $1.0 million resulted from the Spectrum Club/Valencia. Revenue growth of $900,000 from the remaining Clubs and $300,000 from SportsMed also contributed to the overall increase.

        Direct operating expenses increased to $13.9 million in the three months ended March 31, 1998, versus $10.0 million in 1997. The increase resulted primarily from the acquisition of the four new Spectrum Clubs as well as costs incurred at The Sports Club/Las Vegas and Spectrum Club/Valencia. Direct operating expenses as a percentage of revenues decreased to 70.7% in 1998 compared to 71.9% in 1997. Operating margins improved at SportsMed and Reebok Sports Club/NY as these two businesses continued to mature. Partially offsetting these increases were lower operating margins at recently acquired clubs.

        Selling, general and administrative expenses were $2.0 million in the three months ended March 31, 1998, versus $1.6 million in 1997. Selling costs increased approximately $170,000 due to the acquisition of the four new Spectrum Clubs and The Sports Club/Las Vegas as well as the opening of the Spectrum Club/Valencia. General and administrative costs increased by approximately $300,000 as additional corporate overhead was added to support the six new clubs and growth of SportsMed. Selling, general and administrative costs decreased as a percentage of revenue from 11.3% in 1997 to 10.4% in 1998. The Company believes these costs should decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance however, that said expansion or economies of scale will be achieved.

        Depreciation and amortization expenses were $1.2 million for the three months ended March 31, 1998, versus $912,000 in 1997. The increase is due primarily to the addition of depreciation and amortization at the four new Spectrum Clubs, the Sports Club/Las Vegas and the Spectrum Club/Valencia. Interest expense was $931,000 in the three months ended March 31, 1998, versus $801,000 in 1997. Interest expense increased due to the additional interest associated with financing two of the new Spectrum Clubs acquired on December 31, 1997.

        Equity interest in net income of unconsolidated subsidiary was $180,000 for the three months ended March 31, 1998 versus $161,000 in 1997. These amounts are associated with the Spectrum Club/Manhattan Beach operations.

        The Company's net income before income taxes was $1.7 million for the three months ended March 31, 1998 versus $818,000 in 1997. The Company's estimated income tax rate is 40% and 38%, respectively, resulting in net income of $1.0 million for the three months ended March 31, 1998, versus net income of $507,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended December 31, 1997, and the three months ended March 31, 1998, the Company generated $4.5 million and $2.2 million of cash from operating activities, respectively. At March 31, 1998, the Company had a cash balance of $2.0 million of which $1.2 million was held by the Reebok-Sports Club/NY Partnership. The remaining $800,000 was available for general corporate purposes.

        In April 1998, the Company completed the sale of 6,500,000 shares of common stock ("Offering") and realized net proceeds of $49.4 million. The Company used such proceeds to repay $11.4 million of its bank credit facility, $25.0 million for the Sports Club/LA note and $1.3 million to complete the acquisition of a Club in New York City. The Company may repay additional indebtedness upon replacing the existing bank credit facility. The remaining proceeds will be used to provide funds for future developments and/or acquisitions and for general corporate purposes.

        The Company anticipates its cash balance on hand plus cash generated from operations, the remaining proceeds from the Offering and the amount available under credit facilities will be adequate to fund the Company's current operating activities, debt service, recurring capital expenditures and developmental capital requirements for the next twelve months.

        The Company currently owns a 60% interest in the Reebok-Sports Club/NY partnership. At March 31, 1998, the Reebok-Sports Club/NY partnership had outstanding notes payable of $2.5 million to a third party under a loan secured by equipment and $3.0 million to the Company, which note is eliminated when presenting the Company's consolidated balance sheet. The Reebok-Sports Club/NY partnership achieved a positive operating cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although there can be no assurance when, if ever, such increases may occur). At March 31, 1998 the Partnership had a cash balance of $1.2 million. The Reebok-Sports Club/NY partnership is making monthly payments of $75,000 to repay the equipment loan and $167,000 to Millennium Entertainment Partners, L.P. or one of its affiliates (collectively "Millennium") as rent. Available cash flows of the Reebok-Sports Club/NY partnership will then be used as follows: (i) $3.0 million per year will be used to pay to Millennium a priority distribution, which is accounted for by the Company as additional rent expense; and (ii) remaining cash will be distributed to the Company to satisfy the note payable, accrued management fees and certain additional priority distributions, which at March 31, 1998, aggregated $15.3 million. After these amounts plus interest thereon are paid, the Company is entitled to 60% of future cash distributions. The Company anticipates that the Partnership cash balance on December 31, 1998 will allow for the $3.0 million priority payment to Millennium for 1998 and that the Company will receive its priority distributions to the extent additional funds are available.

        In August 1997, the Company acquired a Club located in Henderson, Nevada which is now operated as The Sports Club/Las Vegas. The Company expects to invest approximately $600,000 over the next twelve months to complete improvements to this Club.

        In December 1997, the Company acquired four Clubs from Racquetball World which are now operated as Spectrum Clubs. The purchase agreement calls for up to 159,081 shares of Common Stock to be issued to the selling entities on December 31, 1998, subject to reduction if certain liabilities of the Clubs exceed agreed-upon amounts. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The lease has a term of twenty years and provides for aggregate annual payments of $1.0 million for the first ten years and $1.2 million per year thereafter. At any time during the first three years of the lease, the Company may purchase the leased property from Millennium for a purchase price (currently estimated to be approximately $10.1 million) equal to $10.0 million plus all costs incurred by Millennium in connection with the acquisition of such property, plus an amount sufficient to provide to Millennium a 12% compound return on its total investment. Millennium has the right to require the Company to acquire its interest in the property at such price if (i) the Company receives private debt financing in excess of $95.0 million; (ii) the Company receives public equity financing in excess of $20.0 million; (iii) a default (as defined in the lease) occurs; or (iv) a major casualty occurs with respect to either property. The Company expects to spend approximately $3.6 million over the next twelve months in order to complete the renovations and equipment purchases at these Clubs.

        In December 1997, the Company acquired real property and a vacant building in Thousand Oaks, California which is being redeveloped as a Spectrum Club. The Company expects to invest an additional $4.2 million in development costs over the next nine months to complete construction of this Club. In March 1998, the Company entered into a lease with respect to a Club to be built in Puente Hills, California. The Company expects to expend approximately $500,000 over the next twelve months in connection with the development of this Club.

        In February 1998, the Company signed a lease with respect to the development of a Sports Club at Rockefeller Center in New York City. The Company will begin renovation of the existing space later this year and expects to commence pre-sale activities in June 1999. The Company deposited $4.0 million with the landlord to secure its performance under the lease agreement and expects to spend approximately $10.8 million over the next eighteen months to complete development of this Club.

        In March 1998, the Company entered into an agreement to acquire undeveloped land in Houston, Texas, for approximately $3.1 million, on which the Company intends to develop a Sports Club. The Company has entered into an agreement with Millennium pursuant to which, at the Company's election, Millennium will acquire the land and negotiate with the Company to develop this Club. In addition, the Company will have the right, for a period of six months, to reacquire the property from Millennium. The total cost of acquiring and developing this property is currently estimated to be approximately $17.3 million.

        In April 1998, the Company acquired the Vertical Club, a 120,000 square foot fitness and tennis club in New York City. The Company paid the prior owner $1.3 million in cash and issued a note for $2.7 million to be paid in two equal annual installments. The Company currently anticipates incurring approximately $11.5 million in costs to renovate the existing club over the next fifteen months.

        The Company has entered into lease agreements with respect to the development of Sports Clubs in Washington, D.C. and San Francisco, California and announced its intention to develop a Sports Club in Boston, Massachusetts. These projects are scheduled to begin construction in early 1998. The Company's portion of the development costs for these Clubs is currently estimated to be approximately $9.0 million and is expected to be invested over a twelve-month period beginning in 2000.

        In addition to the items described above, the Company expects to spend approximately $1.1 million during the next twelve months to upgrade its management information systems. The Company generally expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. The Company has available lease finance commitments aggregating approximately $5.6 million to finance new equipment. Equipping new Clubs will require expenditures above this level.

        In May 1998, the Company's Board of Directors authorized the repurchase of up to $3.8 million of its common stock. The repurchase will be funded by the net proceeds received upon the underwriters exercise of the over-allotment option granted to them in connection with the Offering. The purchases will be made from time to time in the open market or directly from shareholders at prevailing market prices.

        At March 31, 1998, the Company had a $15.0 million bank credit facility ("Credit Facility"). As of that date, $11.4 million had been utilized. Upon completion of the Offering in April 1998, the Company repaid the entire outstanding amount. As of April 30, 1998, the Company has no amounts outstanding and $5.0 million available under the Credit Facility. Advances under the facility bear interest at a variable rate equal to LIBOR plus 2 1/2% or the lender's prime rate plus 1/2%. At March 31, 1998, the advances accrued interest at the weighted-average rate of 8.28% per annum. The Credit Facility expires on June 6, 1998. The Company is currently negotiating to renew, extend or replace the Credit Facility; however, there can be no assurance that any such extension, renewal or replacement will occur or will occur on terms favorable to the Company.

        The Company's long-term capital needs are to provide funds for the developments described above, additional development and acquisition projects and general corporate purposes. The Company estimates that its capital expenditures for the next twelve months on the projects currently under development will be approximately $40.0 million, which will be financed through the net proceeds of the Offering and amounts anticipated to be available under credit facilities, lease financings, sale/lease back arrangements and other financing arrangements. The Company's strategy of opportunistically acquiring and developing additional Clubs is expected to require additional capital. The Company believes there are a number of financing alternatives available, including commercial credit facilities, equipment financing, mortgage financing, and public and private debt and equity offerings. The Company will also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs. The Company believes that the net proceeds of the Offering, together with operating cash flows and available financings, will be sufficient for the Company's working capital and capital expenditure needs for the next twelve months. However, there can be no assurance that financing will be available on commercially reasonable terms, if at all. To the extent that the Company is unable to obtain additional financing on acceptable terms, the Company will be forced to delay or limit its development and acquisition plans.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that there are no components of comprehensive income that are not disclosed in the statements of operations, accordingly, there is no difference between net earnings and net comprehensive income.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. The Company has not yet determined whether the adoption of SFAS No. 131 will have a material impact upon the Company's financial reporting.

        In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and club openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 1, 1998, the Company agreed to pay ST Institute of California ("STI") approximately $660,000 to settle litigation relating to performance payments under an asset purchase agreement with SportsMed. The settlement relates to a suit filed by STI against the Company alleging damages for breach of contract, conversion, fraud, negligent misrepresentation and civil conspiracy. STI had claimed damages in excess of $4.0 million.
The settlement was completed with payment made on April 3, 1998.

        On or about April 29, 1998, Bally Total Fitness Holding Corporation ("Bally") sued the Company in the Supreme Court of New York, County of New York, No. 98/602003, in connection with the acquisition by the Company of the Vertical Club in New York City. As part of the acquisition, the Company was assigned the seller's rights under a Management Agreement pursuant to which Bally provided management services to such Club. The Company terminated the Management Agreement on April 29, 1998. Bally alleges that the Company failed to obtain Bally's consent to the transfer of the Management Agreement and has no right to terminate the agreement. Bally has asserted claims for tortious interference with contract, license and economic advantage, fraud and unjust enrichment. Bally seeks compensatory damages of $4.0 million and punitive damages of $1.0 million.

        The Company has answered the complaint, denying Bally's allegations, seeking a declaration that the Management Agreement has been terminated and asserting counterclaims (including breach of contract, tortious interference with contract and breach of fiduciary duty). The court has issued a preliminary injunction allowing Bally to continue to manage the Club and ordered further submissions on the issue of whether the Management Agreement has been terminated.

        The Company intends to continue to seek a declaration that the Management Agreement has been terminated and to pursue its other affirmative claims; to seek an expedited trial of all issues; and to contest vigorously all of Bally's claims, which the Company believes are without merit.

        For information concerning other legal proceedings, see Item 3 of the Company's December 31, 1997 Form 10-K (SEC File Number 1-13290).

ITEM 2. CHANGES IN SECURITIES

        The Company's Registration Statement on Form S-2, File No. 333-46973 registering 6,900,000 shares of the Company's common stock under the Securities Act was declared effective by the Securities and Exchange Commission on April 1, 1998 and a public offering of those shares commenced thereafter. 6,800,000 shares were registered on behalf of the Company and 100,000 shares were registered on behalf of certain selling stockholders. The underwriters included Schroder & Co. as lead manager and Prudential Securities Incorporated and Sutro & Co. Incorporated as co-managers. The Company sold 6,500,000 shares of common stock in the offering with an aggregate offering price of $52.0 million including 500,000 shares of common stock sold upon the exercise of the underwriters' over allotment option, and certain stockholders of the Company sold 100,000 shares of common stock with an aggregate offering price of $800,000 upon exercise of the underwriter's over allotment option. The aggregate offering price of all shares sold was $52.8 million. If all of the shares which were registered were sold, the aggregate offering price would have been $55.2 million.

        The proceeds received by the Company from the offering were $49.1 million after deducting aggregate estimated expenses paid by the Company of $2.9 million consisting of $2.6 million for underwriting discounts and commission and estimated expenses of $300,000 for legal, accounting, printing and other filing related fees and costs. Approximately $36.9 million of the net proceeds have been used to repay indebtedness, approximately $1.5 million have been used for business acquisitions and approximately $1.4 million have been used for construction and equipment; the balance is available to provide funds for future development and/or acquisitions and for general corporate purposes. Of the net proceeds used for business acquisitions, $1.0 million was paid to RM Sports Club, Inc., a corporation owned and controlled by D. Michael Talla, Chairman and Chief Executive Officer of the Company, and Rex Licklider, Vice Chairman of the Company, which as of April 1, 1998, entered into an agreement to purchase the Vertical Club in New York and had funded a $1.0 million deposit in connection therewith. On April 15, 1998, RM Sports Club, Inc. transferred its rights under such agreement to the Company for $1.0 million and the Company acquired the Vertical Club. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following reports were filed on Form 8-K since January 1, 1998.

        On February 2, 1998, the Company filed a report on Form 8-K in regards to the termination of negotiations of the Acquisition of the Los Caballeros Racquet & Sports Club.

        On March 10, 1998, the Company filed a report on Form 8-K in regards to signing a lease for an 89,000 square foot Sports Club at the International Building in Rockefeller Center.

        On April 30, 1998, the Company filed a report on Form 8-K in regards to
(i) the acquisition of the Vertical Club, a 120,000 square foot fitness and tennis club located in New York City, from Hilton Hotels Corp., (ii) an agreement to acquire real property in Houston, Texas on which it will develop a 85,000 square foot Sports Club and (iii) the sale of 500,000 shares of common stock in connection with the underwriters exercise of the over-allotment option granted as part of the Company's recent public stock offering.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE SPORTS CLUB COMPANY, INC.


Date: May 13, 1998                         by  /s/ David Michael Talla
                                               ---------------------------------
                                               David Michael Talla
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)




Date: May 13, 1998                         by  /s/ Timothy M. O'Brien
                                               ---------------------------------
                                               Timothy M. O'Brien
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)