Form 10-Q/A
period 1998-03-31
SPORTS CLUB CO INC
filed 1998-05-28
CIK 924373

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

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                               December 31,   March 31,
                                     ASSETS                                        1997          1998
                                                                               ------------   ---------
Current assets:
     Cash and cash equivalents                                                   $   1,581    $   2,014
     Accounts receivable, net of allowance for doubtful accounts
       of  $385 and $389 at December 31, 1997 and March 31, 1998                     2,072        2,462
     Inventories                                                                       813        1,145
     Other current assets                                                              354          703
     Due from affiliates                                                               106          233
                                                                                 ---------    ---------
          Total current assets                                                       4,926        6,557

Property and equipment, at cost, net of accumulated depreciation and
     amortization of $7,943 and $8,969 at December 31, 1997 and March 31, 1998     106,791      108,599
Equity interest in unconsolidated subsidiary                                           862          833
Costs in excess of net assets acquired, less accumulated amortization
     of $822 and $936 at December 31, 1997 and March 31, 1998                       15,917       15,803
Other assets, at cost, net                                                           3,065        7,819
                                                                                 ---------    ---------
                                                                                 $ 131,561    $ 139,611
                                                                                 =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of notes payable and capitalized
        lease obligations                                                        $   2,975    $   3,027
     Notes payable to bank                                                           5,000       11,400
     Accounts payable                                                                  948        2,494
     Accrued liabilities                                                             7,985        6,113
     Deferred membership revenues                                                    9,936       10,832
                                                                                 ---------    ---------
          Total current liabilities                                                 26,844       33,866

Notes payable and capitalized lease obligations,
     less current installments                                                      42,823       42,067
Deferred lease obligations                                                           2,817        3,557
Minority interest                                                                      600          600
                                                                                 ---------    ---------
     Total liabilities                                                              73,084       80,090

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding                                               --           --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          14,382,621 and 14,385,288 shares issued and outstanding at
          December 31, 1997 and March 31, 1998                                         144          144
     Additional paid-in capital                                                     53,613       53,627
     Retained earnings                                                               5,674        6,704
     Less: Treasury stock, at cost, 163,976 shares                                    (954)        (954)
                                                                                 ---------    ---------
          Total shareholders' equity                                                58,477       59,521
                                                                                 ---------    ---------
                                                                                 $ 131,561    $ 139,611
                                                                                 =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                                      1997         1998
                                                                   --------      --------
Revenues                                                           $ 13,864      $ 19,617

Operating expenses:
    Direct                                                            9,972        13,875
    Selling, general and administrative                               1,560         2,045
    Depreciation and amortization                                       912         1,203
                                                                   --------      --------
         Total operating expenses                                    12,444        17,123
                                                                   --------      --------
              Income from operations                                  1,420         2,494

Other income (expense):
    Interest                                                           (801)         (931)
    Minority interests                                                   38           (38)
    Equity interest in net income of unconsolidated subsidiary          161           180
                                                                   --------      --------
              Income before income taxes                                818         1,705

Income tax expense                                                      311           675
                                                                   --------      --------

              Net income                                           $    507      $  1,030
                                                                   ========      ========

Net income per share:
    Basic                                                          $   0.04      $   0.07
                                                                   ========      ========
    Diluted                                                        $   0.04      $   0.07
                                                                   ========      ========

Weighted average number of common shares outstanding:
    Basic                                                            11,348        14,219
                                                                   ========      ========
    Diluted                                                          11,406        14,536
                                                                   ========      ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   March 31,
                                                                               1997         1998
                                                                             -------      -------
Cash flows from operating activities:
     Net income                                                              $   507      $ 1,030
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                          912        1,203
          Equity interest in net income of unconsolidated subsidiary            (161)        (180)
          Distributions from unconsolidated subsidiary                           179          209
          Minority interest in Reebok-Sports Club/NY                             (76)          --
          Increase in:
               Accounts receivable, net                                         (152)        (390)
               Inventories                                                       (72)        (332)
               Other assets                                                     (232)        (628)
          Increase (decrease) in:
               Accounts payable                                                 (425)       1,546
               Accrued liabilities                                               313       (1,872)
               Deferred membership revenues                                      316          896
               Deferred lease obligations                                        (88)         740
                                                                             -------      -------
                    Net cash provided by operating activities                  1,021        2,222

Cash flows from investing activities:
     Capital expenditures                                                     (1,259)      (2,833)
     Increase in deposit on new club development projects                         --       (4,539)
     Stock re-purchase                                                          (295)          --
                                                                             -------      -------
                    Net cash used in investing activities                     (1,554)      (7,372)

Cash flows from financing activities:
     Exercise of employee stock options                                           --           14
     (Increase) decrease in due from affiliates                                  167         (127)
     Proceeds from notes payable and capital lease obligations                    --        6,400
     Repayments of notes payable and capital lease obligations                  (635)        (704)
                                                                             -------      -------
                    Net cash provided by (used in) financing activities         (468)       5,583
                                                                             -------      -------
                    Net increase (decrease) in cash and cash equivalents      (1,001)         433
Cash and cash equivalents at beginning of period                               4,146        1,581
                                                                             -------      -------
Cash and cash equivalents at end of period                                   $ 3,145      $ 2,014
                                                                             =======      =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                  $   833      $ 1,080
                                                                             =======      =======
     Cash paid for income taxes                                              $   202      $ 1,250
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


                                        THE SPORTS CLUB COMPANY, INC.


Date: May 28, 1998                         by  /s/ David Michael Talla
                                               ---------------------------------
                                               David Michael Talla
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)




Date: May 28, 1998                         by  /s/ Timothy M. O'Brien
                                               ---------------------------------
                                               Timothy M. O'Brien
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)