Form 10-Q
period 1998-06-30
SPORTS CLUB CO INC
filed 1998-08-12
CIK 924373

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

                                  Yes X No_____


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares
                                               Outstanding at
                Class                           July 31, 1998
------------------------------------       --------------------
    Common stock, $.01 par value                 20,889,956


                          THE SPORTS CLUB COMPANY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1997 AND JUNE 30, 1998

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                                      December 31,         June 30,
                                  ASSETS                                                 1997                1998
                                                                                       ---------           ---------
Current assets:

    Cash and cash equivalents                                                          $   1,581           $   6,856
    Accounts receivable, net of allowance for doubtful accounts
       of $385 and $347 at December 31, 1997 and June 30, 1998                             2,072               2,442
    Inventories                                                                              813               1,315
    Other current assets                                                                     354                 646
    Due from affiliates                                                                      106                  85
                                                                                       ---------           ---------
        Total current assets                                                               4,926              11,344

Property and equipment, at cost, net of accumulated depreciation and
    amortization of $7,943 and $10,031 at December 31, 1997 and June 30, 1998            106,791             116,871
Equity interest in unconsolidated subsidiary                                                 862                 808
Costs in excess of net assets acquired, less accumulated amortization
    of $822 and $1,056 at December 31, 1997 and June 30, 1998                             15,917              15,683
Other assets, at cost, net                                                                 3,065               9,217
                                                                                       ---------           ---------
                                                                                       $ 131,561           $ 153,923
                                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of notes payable and capitalized
        lease obligations                                                              $   2,975           $   3,661
    Notes payable to bank                                                                  5,000                  --
    Accounts payable                                                                         948               1,987
    Accrued liabilities                                                                    7,985               4,055
    Deferred membership revenues                                                           9,936              11,126
                                                                                       ---------           ---------
        Total current liabilities                                                         26,844              20,829

Notes payable and capitalized lease obligations,
    less current installments                                                             42,823              22,260
Deferred lease obligations                                                                 2,817               4,290
Minority interest                                                                            600                 600
                                                                                       ---------           ---------
    Total liabilities                                                                     73,084              47,979

Commitments and contingencies

Shareholders' equity:

    Preferred stock, $.01 par value, 1,000,000 shares authorized;
       no shares issued or outstanding                                                        --                  --
    Common stock, $.01 par value, 40,000,000 shares authorized;
       14,382,621 and 20,889,956 shares issued and outstanding at
       December 31, 1997 and June 30, 1998                                                   144                 209
    Additional paid-in capital                                                            53,613             102,402
    Retained earnings                                                                      5,674               6,242
    Less: Treasury stock, at cost, 163,976 and 423,435 shares at
       December 31, 1997 and June 30, 1998                                                  (954)             (2,909)
                                                                                       ---------           ---------
           Total shareholders' equity                                                     58,477             105,944
                                                                                       ---------           ---------
                                                                                       $ 131,561           $ 153,923
                                                                                       =========           =========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                        Three Months Ended           Six Months Ended
                                                                              June 30,                   June 30,
                                                                        1997          1998          1997          1998
                                                                      --------      --------      --------      --------
Revenues                                                              $ 14,192      $ 20,346      $ 28,056      $ 39,963

Operating expenses:

   Direct                                                               10,285        14,127        20,257        28,015
   Selling, general and administrative                                   1,527         2,057         3,088         4,089
   Depreciation and amortization                                           922         1,236         1,834         2,439
                                                                      --------      --------      --------      --------
      Total operating expenses                                          12,734        17,420        25,179        34,543
                                                                      --------      --------      --------      --------
         Income from operations                                          1,458         2,926         2,877         5,420

Other income (expense):

   Interest                                                               (797)         (296)       (1,598)       (1,228)
   Minority interests                                                       15           (38)           53           (75)
   Equity interest in net income of unconsolidated subsidiary              182           212           343           392
   Litigation settlement                                                (2,025)           --        (2,025)           --
                                                                      --------      --------      --------      --------

         Income (loss) before income taxes and extraordinary item       (1,167)        2,804          (350)        4,509

Provision for income tax expense (benefit)                                (443)        1,093          (133)        1,768
                                                                      --------      --------      --------      --------

         Net Income (loss) before extraordinary item                      (724)        1,711          (217)        2,741

Extraordinary loss from early extinguishment of debt,
   net of income tax benefit of $1,331                                      --         2,173            --         2,173
                                                                      --------      --------      --------      --------

         Net Income (loss)                                            $   (724)     $   (462)     $   (217)     $    568
                                                                      ========      ========      ========      ========

Net income (loss) per share before extraordinary items:

   Basic                                                              $  (0.06)     $   0.08      $  (0.02)     $   0.16
                                                                      ========      ========      ========      ========
   Diluted                                                            $  (0.06)     $   0.08      $  (0.02)     $   0.16
                                                                      ========      ========      ========      ========

Net income (loss) per share:

   Basic                                                              $  (0.06)     $  (0.02)     $  (0.02)     $   0.03
                                                                      ========      ========      ========      ========
   Diluted                                                            $  (0.06)     $  (0.02)     $  (0.02)     $   0.03
                                                                      ========      ========      ========      ========

Weighted average number of common shares outstanding:

   Basic                                                                11,545        20,448        11,447        17,351
                                                                      ========      ========      ========      ========
   Diluted                                                              11,545        20,448        11,447        17,641
                                                                      ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                        June 30,
                                                                                  1997            1998
                                                                                --------        --------
Cash flows from operating activities:

     Net income (loss)                                                          $   (217)       $    568
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:

           Loss on early extinguishment of debt, net of tax                           --           2,173
           Depreciation and amortization                                           1,834           2,439
           Equity interest in net income of unconsolidated subsidiary               (343)           (392)
           Distributions from unconsolidated subsidiary                              270             446
           Minority interest in Reebok-Sports Club/NY                               (128)             --
           (Increase) decrease in:

               Accounts receivable, net                                             (369)           (370)
               Inventories                                                          (172)           (502)
               Other assets                                                         (412)            990
           Increase (decrease) in:

               Accounts payable                                                     (499)          1,039
               Accrued liabilities                                                 1,047          (2,487)
               Deferred membership revenues                                        1,117           1,190
               Deferred lease obligations                                           (379)          1,473
                                                                                --------        --------
                    Net cash provided by operating activities                      1,749           6,567

Cash flows from investing activities:

           Capital expenditures                                                     (696)         (5,008)
           Expenditures on new club developments                                  (1,885)        (10,761)
           Stock re-purchase                                                        (330)         (2,023)
                                                                                --------        --------
                    Net cash used in investing activities                         (2,911)        (17,792)

Cash flows from financing activities:

           Exercise of employee stock options                                         --              36
           Net proceeds from issuance of common stock                              5,000          48,774
           Decrease in due from affiliates                                            77              21
           Repayments of notes payable and capital lease obligations              (1,325)        (32,331)
                                                                                --------        --------
                    Net cash provided by financing activities                      3,752          16,500
                                                                                --------        --------
                    Net increase in cash and cash equivalents                      2,590           5,275
Cash and cash equivalents at beginning of period                                   4,146           1,581
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $  6,736        $  6,856
                                                                                ========        ========

Supplemental disclosure of cash flow information:

           Cash paid for interest                                               $  1,679        $  1,641
                                                                                ========        ========
           Cash paid for income taxes                                           $    492        $  2,265
                                                                                ========        ========
           Capital expenditures financed                                        $    451        $  3,950
                                                                                ========        ========
           Stock issued in exchange for interest in Reebok-Sports Club/NY       $  5,000        $     --
                                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997 AND JUNE 30, 1998

1. BASIS OF PRESENTATION

            The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1998, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

            Notes payable and capitalized lease obligations are summarized as follows:

                                            DECEMBER 31,    JUNE 30,
                                               1997           1998
                                             -------       -------
                                             (AMOUNTS IN THOUSANDS)
       The Sports Club/LA note (1)           $22,378       $    --
       The Sports Club/Irvine note             4,875         4,625
       Vertical Club note (2)                     --         2,667
       Spectrum Club-Agoura Hills note         2,533         2,519
       Spectrum Clubs Fullerton and Santa Ana
       lease obligations                      10,000         9,873
       Equipment financing and
          capitalized lease obligations        5,602         6,237
       Other notes payable                       410            --
                                             -------       -------
                                              45,798        25,921
       Less current installments               2,975         3,661
                                             -------       -------
                                             $42,823       $22,260
                                             =======       =======

(1) This amount was repaid from the net proceeds of the sale of common stock in April 1998 (See Note 7).

(2) This note is in connection with the acquisition of the Vertical Club in New York and is payable in two equal installments in April of 1999 and 2000.

3. BANK CREDIT FACILITY

            In June 1998, the Company increased its bank credit facility ("Credit Facility") to $30.0 million. The Credit Facility expires on May 31, 2000. The Credit Facility is unsecured, however, the Company is prohibited from pledging any of its assets except for normal furniture, fixture and equipment financing. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratios. At June 30, 1998, the Company was in compliance with its covenants and no amounts were outstanding under the Credit Facility.

4. NET INCOME (LOSS) PER SHARE

            Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the three and six months ended June 30, 1997 and 1998, there were no material differences between basic and diluted earnings per share.

5. INCOME TAXES

            Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

6. SALE OF COMMON STOCK

            On April 7, 1998, the Company completed an offering of 6,000,000 shares of common stock at a price of $8.00 per share. On April 27, 1998, the underwriters exercised the over-allotment option granted as part of the offering and an additional 500,000 shares were sold at a price of $8.00 per share. Net proceeds from the offering of $48.8 million were used to repay indebtedness and provide funds for developments and/or acquisitions and for general corporate purposes.

7. ACQUISITIONS

            On April 16, 1998, the Company acquired a 120,000 square foot fitness and tennis club located in New York City. The lease rights and club operation were acquired for approximately $4.0 million, however, a significant investment is anticipated in connection with development of the Club.

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

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact upon the Company's financial reporting.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company's consolidated financial statements reflect the operations of The Sports Clubs, the Spectrum Clubs and The SportsMed Company, Inc. ("SportsMed"). The Spectrum Club-Manhattan Beach is accounted for under the equity method of accounting.

            In July 1997, the Company opened the Spectrum Club-Valencia and, in August 1997, acquired a Club located in Henderson, Nevada, which is operated as The Sports Club/Las Vegas, in a transaction accounted for as a purchase. On December 31, 1997, the Company acquired four Clubs from Racquetball World in a transaction accounted for as a purchase; these Clubs are located in Southern California and are now operated as Spectrum Clubs. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30,
1997

            Revenues for the three months ended June 30, 1998, were $20.3 million, compared to $14.2 million in 1997, an increase of $6.1 million or 43.0%. An increase of $2.3 million resulted from revenue at the four new Spectrum Clubs acquired from Racquetball World on December 31, 1997. An increase of $1.3 million resulted from The Sports Club/Las Vegas and an increase of $906,000 resulted from the Spectrum Club-Valencia. Revenue growth of $1.6 million from the remaining Clubs and SportsMed also contributed to the overall increase.

            Direct operating expenses increased by $3.8 million to $14.1 million in the three months ended June 30, 1998, versus $10.3 million in 1997. The increase resulted primarily from the acquisition of the four new Spectrum Clubs as well as costs incurred at The Sports Club/Las Vegas and Spectrum Club-Valencia. Direct operating expenses as a percentage of revenues decreased to 69.4% in 1998 compared to 72.5% in 1997. Operating margins continued to improve at Reebok Sports Club/NY as this Club continued to mature. Partially offsetting this increase were lower operating margins at the recently acquired Clubs and the Spectrum Club-Valencia.

            Selling, general and administrative expenses were $2.1 million in the three months ended June 30, 1998, versus $1.5 million in 1997. Selling costs increased approximately $239,000 primarily due to the additional six Clubs. General and administrative costs increased by approximately $291,000 as additional corporate overhead was added to support the six new Clubs and growth of SportsMed. Selling, general and administrative costs decreased as a percentage of revenue from 10.8% in 1997 to 10.1% in 1998. The Company believes these costs should decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance however, that said expansion or economies of scale will be achieved.

            Depreciation and amortization expenses were $1.2 million for the three months ended June 30, 1998, versus $922,000 in 1997. The increase is due primarily to the addition of depreciation and amortization at the four new Spectrum Clubs, The Sports Club/Las Vegas and the Spectrum Club-Valencia. Interest expense was $296,000 in the three months ended June 30, 1998, versus $797,000 in 1997. Interest expense decreased due to the payoff of the note secured by The Sports Club/LA in April 1998 with the proceeds of a stock offering.

            Equity interest in net income of unconsolidated subsidiary was $212,000 for the three months ended June 30, 1998 versus $182,000 in 1997. These amounts are associated with the Spectrum Club-Manhattan Beach operations.

            The Company's income before income taxes, extraordinary items and a 1997 litigation settlement was $2.8 million for the three months ended June 30, 1998, versus $858,000 in 1997. In the period ended June 30, 1998, the Company incurred a pre-tax loss from early extinguishment of debt, net of applicable taxes, of $2.2 million. In the period ended June 30, 1997, the Company incurred a charge of $2.0 million to settle certain litigation. The Company's estimated income tax rate is 40% and 38% for the three months ended June 30, 1998 and 1997, resulting in a net loss of $462,000 for the three months ended June 30, 1998, and a net loss of $724,000 for the same period in 1997.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

            Revenues for the six months ended June 30, 1998, were $40.0 million, compared to $28.1 million in 1997, an increase of $11.9 million or 42.3%. An increase of $4.5 million resulted from revenue at the four new Spectrum Clubs acquired from Racquetball World on December 31, 1997. An increase of $2.6 million resulted from The Sports Club/Las Vegas and an increase of $1.9 million resulted from the Spectrum Club-Valencia. Revenue growth of $2.9 million from the remaining Clubs and SportsMed also contributed to the overall increase.

            Direct operating expenses increased by $7.7 million to $28.0 million in the six months ended June 30, 1998, versus $20.3 million in 1997. The increase resulted primarily from the acquisition of the four new Spectrum Clubs as well as costs incurred at The Sports Club/Las Vegas and Spectrum Club-Valencia. Direct operating expenses as a percentage of revenues decreased to 70.1% in 1998 compared to 72.2% in 1997. Operating margins improved at SportsMed and Reebok Sports Club/NY as these two businesses continued to mature. Partially offsetting these increases were lower operating margins at recently acquired Clubs and the Spectrum Club-Valencia.

            Selling, general and administrative expenses were $4.1 million in the six months ended June 30, 1998, versus $3.1 million in 1997. Selling costs increased approximately $407,000 primarily due to the acquisition of the four new Spectrum Clubs and The Sports Club/Las Vegas as well as the opening of the Spectrum Club-Valencia. General and administrative costs increased by approximately $593,000 as additional corporate overhead was added to support the six new clubs and growth of SportsMed. Selling, general and administrative costs decreased as a percentage of revenue from 11.0% in 1997 to 10.2% in 1998. The Company believes these costs should decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance however, that said expansion or economies of scale will be achieved.

            Depreciation and amortization expenses were $2.4 million for the six months ended June 30, 1998, versus $1.8 million in 1997. The increase is due primarily to the addition of depreciation and amortization at the four new Spectrum Clubs, The Sports Club/Las Vegas and the Spectrum Club-Valencia. Interest expense was $1.2 million in the six months ended June 30, 1998, versus $1.6 million in 1997. Interest expense decreased due to the payoff of the note secured by The Sports Club/LA in April 1998 with the proceeds of a common stock offering.

            Equity interest in net income of unconsolidated subsidiary was $392,000 for the six months ended June 30, 1998 versus $343,000 in 1997. These amounts are associated with the Spectrum Club-Manhattan Beach operations.

               The Company's income before income taxes, extraordinary items and a 1997 litigation settlement was $4.5 million for the six months ended June 30, 1998 versus $1.7 million in 1997. In the period ended June 30, 1998 the Company incurred a pre-tax loss from early extinguishment of debt, net of applicable taxes, of $2.2 million. In the period ended June 30, 1997, the Company incurred a pre-tax charge of $2.0 million to settle certain litigation. The Company's estimated income tax rate is 40% and 38% for the six months ended June 30, 1998 and 1997, resulting in net income of $568,000 for the six months ended June 30, 1998 and a net loss of $217,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

            During the year ended December 31, 1997, and the six months ended June 30, 1998, the Company generated $4.5 million and $6.6 million of cash from operating activities, respectively. At June 30, 1998, the Company had a cash balance of $6.9 million of which $3.3 million was held by the Reebok-Sports Club/NY Partnership. The remaining $3.6 million was available for general corporate purposes.

            In April 1998, the Company completed the sale of 6,500,000 shares of common stock ("Offering") and realized net proceeds of $48.8 million. Approximately $36.9 million of the net proceeds have been used to repay indebtedness, approximately $3.8 million has been used for the Company's common stock repurchase and the balance is available to provide funds for future development and/or acquisitions and for general corporate purposes.

            The Company currently owns a 60% interest in the Reebok-Sports Club/NY partnership. At June 30, 1998, the Reebok-Sports Club/NY partnership had outstanding notes payable of $2.3 million to a third party under a loan secured by equipment and $3.0 million to the Company, which note is eliminated when presenting the Company's consolidated balance sheet. The Reebok-Sports Club/NY partnership achieved a positive operating cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although there can be no assurance when, if ever, such increases may occur). At June 30, 1998 the Partnership had a cash balance of $3.3 million. The Reebok-Sports Club/NY partnership is making monthly payments of $75,000 to repay the equipment loan and $167,000 to Millennium Entertainment Partners, L.P. or one of its affiliates (collectively "Millennium") as rent. Available cash flows of the Reebok-Sports Club/NY partnership will then be used as follows: (i) $3.0 million per year will be used to pay to Millennium a priority distribution, which is accounted for by the Company as additional rent expense; and (ii) remaining cash will be distributed to the Company to satisfy the note payable, accrued management fees and certain additional priority distributions, which at June 30, 1998, aggregated $15.8 million. After these amounts plus interest thereon are paid, the Company is entitled to 60% of future cash distributions. The Company anticipates that the Partnership cash balance on December 31, 1998 will allow for the $3.0 million priority payment to Millennium for 1998 and that the Company will receive its priority distributions to the extent additional funds are available.

            In August 1997, the Company acquired a Club located in Henderson, Nevada which is now operated as The Sports Club/Las Vegas. The Company expects to invest approximately $350,000 over the next six months to complete improvements to this Club.

            In December 1997, the Company acquired four Clubs from Racquetball World which are now operated as Spectrum Clubs. The purchase agreement calls for up to 159,081 shares of Common Stock to be issued to the selling entities on December 31, 1998, subject to reduction if certain liabilities of the Clubs exceed agreed-upon amounts. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The lease has a term of twenty years and provides for aggregate annual payments of $1.0 million for the first ten years and $1.2 million per year thereafter. At any time during the first three years of the lease, the Company may purchase the leased property from Millennium for a purchase price (currently estimated to be approximately $10.1 million) equal to $10.0 million plus all costs incurred by Millennium in connection with the acquisition of such property, plus an amount sufficient to provide to Millennium a 12% compound return on its total investment. Millennium has the right to require the Company to acquire its interest in the property at such price if (i) the Company receives private debt financing in excess of $95.0 million; (ii) the Company receives public equity financing in excess of $20.0 million; (iii) a default (as defined in the lease) occurs; or (iv) a major casualty occurs with respect to either property. The Company has started a capital improvement program at these four Clubs and expects to spend approximately $4.3 million over the next nine months in order to complete the renovations and equipment purchases at these Clubs.

            In December 1997, the Company acquired real property and a vacant building in Thousand Oaks, California which is being redeveloped as a Spectrum Club. The Company expects to invest an additional $3.9 million in development costs over the next six months to complete construction of this Club. In 1998, the Company entered into lease agreements with respect to Spectrum Clubs to be built in Puente Hills, Anaheim and Northridge, California. The Company expects to expend approximately $2.9 million over the next twelve months in connection with the development of these three Clubs.

            In February 1998, the Company signed a lease with respect to the development of a Sports Club at Rockefeller Center in New York City. The Company will begin renovation of the existing space later this year and expects to commence pre-sale activities in June 1999. The Company deposited $4.0 million with the landlord to secure its performance under the lease agreement and expects to spend approximately $12.2 million over the next fifteen months to complete development of this Club.

            In June 1998, the Company acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which the Company intends to develop a Sports Club. The total additional cost of developing this property is currently estimated to be approximately $17.1 million.

            In April 1998, the Company acquired the Vertical Club, a 120,000 square foot fitness and tennis club in New York City. The Company paid the prior owner $1.3 million in cash and issued a note for $2.7 million to be paid in two equal annual installments. The Company currently anticipates incurring approximately $14.2 million in costs to renovate the existing club over the next fifteen months.

            The Company has entered into lease agreements with respect to the development of Sports Clubs in Washington, D.C. and San Francisco, California and announced its intention to develop a Sports Club in Boston, Massachusetts. These projects are scheduled to begin construction in late 1998. The Company's portion of the development costs for these Clubs is currently estimated to be approximately $9.0 million and is expected to be invested over a twelve-month period beginning in 2000.

            In addition to the items described above, the Company expects to spend approximately $1.0 million during the next twelve months to upgrade its management information systems. The Company generally expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. The Company has available lease finance commitments aggregating approximately $4.3 million to finance new equipment. Equipping new Clubs will require expenditures above this level.

            In May 1998, the Company's Board of Directors authorized the repurchase of up to $3.8 million of its common stock. In August, the Board of Directors increased the authorized amount by $3.0 million. The purchases have been made from time to time in the open market or directly from shareholders at prevailing market prices. As of August 10, 1998, the Company had repurchased $5.1 million of its common stock.

            At June 30, 1998, the Company had a $30.0 million bank credit facility ("Credit Facility"). Currently, no amounts are outstanding under this facility. Advances under the facility bear interest at a variable rate equal to LIBOR plus 1-1/2% or the lender's prime rate.

            The Company believes that the cash balance on hand plus operating cash flows and available financings will be sufficient for the Company's working capital debt service and capital expenditure needs for the next twelve months. The Company's long-term capital needs are to provide funds for the developments described above, additional development and acquisition projects and general corporate purposes. The Company estimates that its capital expenditures for the next twelve months on the projects currently under development will be approximately $41.1 million, which will be financed through amounts believed to be available under credit facilities, lease financings, sale/lease back arrangements and other financing arrangements. The Company's development activities beyond twelve months from the date hereof, as well as the Company's strategy of opportunistically acquiring and developing additional Clubs are expected to require additional capital. The Company believes there are a number of financing alternatives available, including commercial credit facilities, equipment financing, mortgage financing, and public and private debt and equity offerings. The Company will also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs. However, there can be no assurance that financing will be available on commercially reasonable terms, if at all. To the extent that the

Company is unable to obtain additional financing on acceptable terms, the Company will be forced to delay or limit its development and acquisition plans.

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

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact upon the Company's financial reporting.

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

FORWARD LOOKING STATEMENTS

            The foregoing discussion contains forward-looking statements relating to the future operations of the Company, including Reebok Sports Club/NY, estimated development and acquisition costs for new and acquired clubs, the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements that are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from projected results due to unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.

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

            On or about May 4, 1998, Bally Total Fitness Holding Corporation ("Bally") commenced an action against the Company in New York state court seeking injunctive relief and damages in connection with the management agreement between Bally and Hilton, the Company's predecessor as owner of the Vertical Club in New York City. Shortly thereafter, the court entered an injunction preventing the Company from terminating the management agreement or acting pursuant to the management agreement. On May 22, the Company applied for clarification of the injunction and the court issued an order providing that the injunction was issued to maintain the status quo during the pendency of the suit. Bally is seeking damages arising out of the assignment of the management agreement from Hilton to the Company in connection with the purchase of the Vertical Club. The Company has filed an appeal, which is scheduled to be heard in September. Discovery has not commenced in the action.

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

            The proceeds received by the Company from the offering were $48.8 million after deducting aggregate estimated expenses paid by the Company of $3.2 million consisting of $2.6 million for underwriting discounts and commission and estimated expenses of $600,000 for legal, accounting, printing and other filing related fees and costs. Approximately $36.9 million of the net proceeds have been used to repay indebtedness, approximately $3.8 million has been used for the Company's common stock repurchase and the balance is available to provide funds for future development and/or acquisitions and for general corporate purposes. Of the net proceeds used for business acquisitions, $1.0 million was paid to RM Sports Club, Inc., a corporation owned and controlled by D. Michael Talla, Chairman and Chief Executive Officer of the Company, and Rex Licklider, Vice Chairman of the Company, which as of April 1, 1998, entered into an agreement to purchase the Vertical Club in New York and had funded a $1.0 million deposit in connection therewith. On April 15, 1998, RM Sports Club, Inc. transferred its rights under such agreement to the Company for $1.0 million and the Company acquired the Vertical Club. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The following reports on Form 8-K have been filed since April 1, 1998:

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

                                        THE SPORTS CLUB COMPANY, INC.

Date: August 11, 1998                   by  /s/ David Michael Talla
                                          --------------------------------------
                                          David Michael Talla
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 11, 1998                   by  /s/ Timothy M. O'Brien
                                          --------------------------------------
                                          Timothy M. O'Brien
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)