Form 10-Q
period 1998-09-30
SPORTS CLUB CO INC
filed 1998-11-12
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                            COMMISSION FILE # 1-13290


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



                                                        Shares
                                                     Outstanding at
                   Class                            October 30, 1998
      ------------------------------             -----------------------
       Common stock, $.01 par value                    20,890,623

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                       December 31,   September 30,
                                                                          1997            1998
                                                                       ------------   -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                            $   1,581       $   3,875
   Accounts receivable, net of allowance for doubtful accounts
      of $385 and $284 at December 31, 1997 and September 30, 1998          2,072           2,380
   Inventories                                                                813           1,440
   Other current assets                                                       354             696
   Due from affiliates                                                        106              66
                                                                        ---------       ---------
      Total current assets                                                  4,926           8,457

Property and equipment, at cost, net of accumulated depreciation and amortization of $7,943 and $11,222 at December 31, 1997 and
   September 30, 1998                                                     106,791         125,701

 Equity interest in unconsolidated subsidiary                                 862           1,035
 Costs in excess of net assets acquired, less accumulated
   amortization of $822 and $1,174 at December 31, 1997 and
   September 30, 1998                                                      15,917          15,563
Other assets, at cost, net                                                  3,065           3,901
                                                                        ---------       ---------
                                                                        $ 131,561       $ 154,657
                                                                        =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of notes payable and capitalized
      lease obligations                                                 $   2,975       $   3,628
   Notes payable to bank                                                    5,000              --
   Accounts payable                                                           948           1,318
   Accrued liabilities                                                      7,985           5,122
   Deferred membership revenues                                             9,936          10,659
                                                                        ---------       ---------
      Total current liabilities                                            26,844          20,727

Notes payable and capitalized lease obligations,
   less current installments                                               42,823          21,717
Notes payable to bank                                                          --           3,640
Deferred lease obligations                                                  2,817           5,007
Minority interest                                                             600             600
                                                                        ---------       ---------
   Total liabilities                                                       73,084          51,691

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
     no shares issued or outstanding                                           --              --
   Common stock, $.01 par value, 40,000,000 shares authorized;
     14,382,621 and 20,890,623 shares issued and outstanding at
     December 31, 1997 and September 30, 1998                                 144             209
   Additional paid-in capital                                              53,613         102,337
   Retained earnings                                                        5,674           8,049
   Less: Treasury stock, at cost, 163,976 and 1,246,321 shares at
     December 31, 1997 and September 30, 1998                                (954)         (7,629)
                                                                        ---------       ---------
        Total shareholders' equity                                         58,477         102,966
                                                                        ---------       ---------
                                                                        $ 131,561       $ 154,657
                                                                        =========       =========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                             1997         1998         1997         1998
                                                           --------     --------     --------     --------
Revenues                                                   $ 16,227     $ 20,682     $ 44,284     $ 60,645

Operating expenses:
  Direct                                                     11,414       14,251       31,671       42,266
  Selling, general and administrative                         1,789        2,082        4,877        6,170
  Depreciation and amortization                               1,025        1,381        2,859        3,820
                                                           --------     --------     --------     --------
    Total operating expenses                                 14,228       17,714       39,407       52,256
                                                           --------     --------     --------     --------
      Income from operations                                  1,999        2,968        4,877        8,389

Other income (expense):
  Interest                                                     (768)        (144)      (2,368)      (1,373)
  Minority interests                                            (37)         (38)          16         (113)
  Equity interest in net income of unconsolidated subsidiary    159          227          502          619
  Litigation settlement                                          --           --       (2,025)          --
                                                           --------     --------     --------     --------

      Income before income taxes and extraordinary item       1,353        3,013        1,002        7,522

Provision for income tax expense                                513        1,207          380        2,975
                                                           --------     --------     --------     --------

      Net income before extraordinary item                      840        1,806          622        4,547

Extraordinary charge from early extinguishment of debt,
  net of income tax benefit of $1,331                            --           --           --        2,173
                                                           --------     --------     --------     --------
      Net income                                           $    840     $  1,806     $    622     $  2,374
                                                           ========     ========     ========     ========

Net income per share before extraordinary item:
  Basic                                                    $   0.06     $   0.09     $   0.05     $   0.25
                                                           ========     ========     ========     ========
  Diluted                                                  $   0.06     $   0.09     $   0.05     $   0.25
                                                           ========     ========     ========     ========

Per share effect of extraordinary item:
  Basic                                                    $     --     $     --     $     --     $  (0.12)
                                                           ========     ========     ========     ========
  Diluted                                                  $     --     $     --     $     --     $  (0.12)
                                                           ========     ========     ========     ========

Net income per share:
  Basic                                                    $   0.06     $   0.09     $   0.05     $   0.13
                                                           ========     ========     ========     ========
  Diluted                                                  $   0.06     $   0.09     $   0.05     $   0.13
                                                           ========     ========     ========     ========

Weighted average number of common shares outstanding:
  Basic                                                      13,568       20,036       12,162       18,255
                                                           ========     ========     ========     ========
  Diluted                                                    13,714       20,209       12,308       18,494
                                                           ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     September 30,
                                                                                  1997           1998
                                                                                --------       --------
Cash flows from operating activities:
   Net income                                                                   $    622       $  2,374
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary charge from extinguishment of debt, net of tax                   --          2,173
       Depreciation and amortization                                               2,859          3,820
       Equity interest in net income of unconsolidated subsidiary                   (502)          (619)
       Distributions from unconsolidated subsidiary                                  316            446
       Minority interest in Reebok-Sports Club/NY                                   (128)            --
       Increase in:
         Accounts receivable, net                                                 (1,029)          (308)
         Inventories                                                                (228)          (627)
         Other assets                                                               (750)          (497)
       Increase (decrease) in:
         Accounts payable                                                           (543)           370
         Accrued liabilities                                                       1,943         (1,420)
         Deferred membership revenues                                              1,696            723
         Deferred lease obligations                                                  342          2,190
                                                                                --------       --------
            Net cash provided by operating activities                              4,598          8,625

Cash flows from investing activities:
       Capital expenditures                                                       (3,267)       (19,107)
       Business acquisitions                                                      (5,773)            --
       Stock re-purchase                                                            (979)        (6,742)
                                                                                --------       --------
            Net cash used in investing activities                                (10,019)       (25,849)

Cash flows from financing activities:
       Exercise of employee stock options                                             --             39
       Net proceeds from issuance of common stock                                  5,000         48,706
       Decrease in due from affiliates                                               918             40
       Proceeds from notes payable and capital lease obligations                     500          3,640
       Repayments of notes payable and capital lease obligations                  (2,573)       (32,907)
                                                                                --------       --------
            Net cash provided by financing activities                              3,845         19,518
                                                                                --------       --------
            Net increase (decrease) in cash and cash equivalents                  (1,576)         2,294
Cash and cash equivalents at beginning of period                                   4,146          1,581
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $  2,570       $  3,875
                                                                                ========       ========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                   $  2,635       $  2,093
                                                                                ========       ========
       Cash paid for income taxes                                               $    492       $  2,012
                                                                                ========       ========
       Capital expenditures financed                                            $    898       $  3,950
                                                                                ========       ========
       Stock issued in exchange for interest in Reebok-Sports Club/NY           $  5,000       $     --
                                                                                ========       ========
       Stock issued as partial consideration for The Sports Club/Las Vegas      $  1,675       $     --
                                                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998


1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto, included on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

2. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                        1997          1998
                                                    ------------  -------------
                                                       (AMOUNTS IN THOUSANDS)
     The Sports Club/LA note (1) ..............       $22,378       $    --
     The Sports Club/Irvine note ..............         4,875         4,500
     Vertical Club note (2) ...................            --         2,667
     Spectrum Club-Agoura Hills note ..........         2,533         2,513
     Spectrum Clubs Fullerton and Santa Ana
        lease obligations .....................        10,000         9,809
     Equipment financing and
        capitalized lease obligations .........         5,602         5,856
     Other notes payable ......................           410            --
                                                      -------       -------
                                                       45,798        25,345
     Less current installments ................         2,975         3,628
                                                      -------       -------
                                                      $42,823       $21,717
                                                      =======       =======

------------
(1) This amount was repaid from the net proceeds of the sale of common stock in April 1998 (See Note 6).

(2) This note was issued in connection with the acquisition of the Vertical Club in New York in April 1998 and is payable in two equal installments in April 1999 and 2000.

3. BANK CREDIT FACILITY

        In June 1998, the Company increased its bank credit facility ("Credit Facility") to $30.0 million. The Credit Facility expires on May 31, 2000. The Credit Facility is unsecured, however, the Company is prohibited from pledging any of its assets except for normal furniture, fixture and equipment financing. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratios. At September 30, 1998, the Company was in compliance with its covenants and $7.6 million was outstanding under the Credit Facility represented by a $4.0 million irrevocable standby letter of credit and $3.6 million in borrowings.

4. NET INCOME PER SHARE

        Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the three and nine months ended September 30, 1997 and 1998, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of common stock options.

5. INCOME TAXES

        Income taxes are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

6. SALE OF COMMON STOCK

        On April 7, 1998, the Company completed an offering of 6,000,000 shares of common stock at a price of $8.00 per share. On April 27, 1998, the underwriters exercised the over-allotment option granted as part of the offering, pursuant to which an additional 500,000 shares were sold at a price of $8.00 per share. Net proceeds from the offering of $48.7 million were used to repay indebtedness and provide funds for developments and/or acquisitions and for general corporate purposes.

7. ACQUISITIONS

        On April 16, 1998, the Company acquired a 120,000 square foot fitness and tennis club located in New York City. The lease rights and club operations were acquired for approximately $4.0 million; however, a significant investment is anticipated in connection with the development of this Club.

8. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that there are no components of comprehensive income that are not disclosed in the statements of operations. Accordingly, there is no difference between net earnings and net comprehensive income.

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

        In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and Club openings, be expensed as incurred. SOP 98-5 is applicable to financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year for which SOP 98-5 is first used, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

9. YEAR 2000 DISCLOSURE

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is in the process of replacing its membership systems that are not Year 2000 compliant. The goal is to implement a new system that is Year 2000 compliant with improved integrated functionality. With this new system project, the Company is upgrading its information-system infrastructure including wide and local-area networks and new personal computers at all the Clubs.

        In order to reduce exposure to Year 2000 risk, the Company is also modifying the current membership system to be Year 2000 compliant. The modifications are expected to be done by the second quarter of 1999. Therefore, the Company's membership system Year 2000 compliance does not solely rely on the completion of the new system project.

        The financial accounting systems are also being upgraded to Year 2000 compliance, with completion expected in March 1999. The Company has upgrade and replacement plans for other non-critical systems including personal computer applications and retail point of sale systems. The Company is also investigating the Year 2000 status on non-information technology systems including phone, voice mail, security and building operations systems. The Company is not currently aware of any Year 2000 compliance issues from third party vendors. There is no assurance, however, that third party vendors' Year 2000 non-compliance issues or the Company's inability to complete its modifications on the membership systems will not have an adverse effect on the Company.

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

        In July 1997, the Company opened the Spectrum Club-Valencia and, in August 1997, acquired a Club located in Henderson, Nevada, which is operated as The Sports Club/Las Vegas, in a transaction accounted for as a purchase. On December 31, 1997, the Company acquired four Clubs formally known as Racquetball World clubs in a transaction accounted for as a purchase; these Clubs are located in Southern California and are now operated as Spectrum Clubs. As a result of these transactions, the Company's results of operations in 1998 are not directly comparable to its results in 1997. Seasonal factors have not had a significant effect on the Company's operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

        Revenues for the three months ended September 30, 1998, were $20.7 million, compared to $16.2 million in 1997, an increase of $4.5 million or 27.8%. An increase of $2.8 million resulted from increased revenues from the new Clubs acquired during the last five months of 1997. Revenue growth of $1.7 million resulted from the other Clubs and SportsMed.

        Direct operating expenses increased by $2.9 million to $14.3 million in the three months ended September 30, 1998, versus $11.4 million for the same period in 1997. The increase resulted primarily from the acquisition of Clubs acquired in the last five months of 1997. Direct operating expenses as a percentage of revenues decreased to 68.9% in 1998 compared to 70.3% in 1997. Operating margins continued to improve at Reebok Sports Club/NY as this Club continued to mature. Partially offsetting this increase were lower operating margins at recently acquired Clubs.

        Selling, general and administrative expenses were $2.1 million in the three months ended September 30, 1998, versus $1.8 million for the same period in 1997. Selling costs increased approximately $100,000 primarily due to the additional six Clubs. General and administrative costs increased by approximately $200,000 as additional corporate overhead was added to support the six new Clubs and the growth of SportsMed. Selling, general and administrative costs decreased as a percentage of revenue from 11.0% in 1997 to 10.1% in 1998. The Company believes these costs should continue to decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

        Depreciation and amortization expenses were $1.4 million for the three months ended September 30, 1998, versus $1.0 million for the same period in 1997. The increase is due primarily to the addition of depreciation and amortization at Clubs acquired in the last five months of 1997. Interest expense was $144,000 in the three months ended September 30, 1998, versus

$768,000 for the same period in 1997. Interest expense decreased due to the payoff of the note secured by The Sports Club/LA in April 1998 with the proceeds of a stock offering.

        Equity interest in net income of unconsolidated subsidiary was $227,000 for the three months ended September 30, 1998 versus $159,000 in 1997. These amounts are associated with the Spectrum Club-Manhattan Beach operations.

        The Company's estimated income tax rate is 40% and 38% for the three months ended September 30, 1998 and 1997, respectively, resulting in net income of $1.8 million for the three months ended September 30, 1998, and $840,000 for the same period in 1997.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

        Revenues for the nine months ended September 30, 1998, were $60.6 million, compared to $44.3 million in 1997, an increase of $16.3 million or 36.8%. An increase of $11.6 million resulted from revenue at the new Clubs acquired and/or opened during the last six months of 1997. Revenue growth of $4.7 million from the remaining Clubs and SportsMed also contributed to the overall increase.

        Direct operating expenses increased by $10.6 million to $42.3 million in the nine months ended September 30, 1998, versus $31.7 million for the same period in 1997. The increase resulted primarily from the acquisition of Clubs acquired and/or opened during the last six months of 1997. Direct operating expenses as a percentage of revenues decreased to 69.7% in 1998 compared to 71.5% in 1997. Operating margins improved at Reebok Sports Club/NY as this Club continued to mature. Partially offsetting these increases were lower operating margins at recently acquired Clubs.

        Selling, general and administrative expenses were $6.2 million in the nine months ended September 30, 1998, versus $4.9 million for the same period in 1997. Selling costs increased approximately $492,000 primarily due to the acquisition of Clubs acquired and/or opened during the last six months of 1997. General and administrative costs increased by approximately $801,000 as additional corporate overhead was added to support the six new clubs and the growth of SportsMed. Selling, general and administrative costs decreased as a percentage of revenue from 11.0% in 1997 to 10.2% in 1998. The Company believes these costs should continue to decrease as a percentage of future revenues as the Company expands and achieves economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

        Depreciation and amortization expenses were $3.8 million for the nine months ended September 30, 1998, versus $2.9 million for the same period in 1997. The increase is due primarily to the addition of depreciation and amortization at Clubs acquired and/or opened during the last six months of 1997. Interest expense was $1.4 million in the nine months ended September 30, 1998, versus $2.4 million in 1997. Interest expense decreased due to the payoff of the note secured by The Sports Club/LA in April 1998 with the proceeds of a common stock offering.

        Equity interest in net income of unconsolidated subsidiary was $619,000 for the nine months ended September 30, 1998, versus $502,000 in 1997. These amounts are associated with the Spectrum Club-Manhattan Beach operations.

        The Company's income before income taxes, extraordinary item and a 1997 litigation settlement was $7.5 million for the nine months ended September 30, 1998, versus $3.0 million for the same period in 1997. In the period ended September 30, 1998, the Company incurred a pre-tax loss from early extinguishment of debt, net of applicable taxes, of $2.2 million, which was recorded as an extraordinary item. In the period ended September 30, 1997, the Company incurred a pre-tax charge of $2.0 million to settle certain litigation. The Company's estimated income tax rate is 40% and 38% for the nine months ended September 30, 1998 and 1997, respectively, resulting in net income of $2.4 million for the nine months ended September 30, 1998, compared to $622,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended December 31, 1997, and the nine months ended September 30, 1998, the Company generated $4.6 million and $8.6 million of cash from operating activities, respectively.

        In April 1998, the Company completed the sale of 6,500,000 shares of common stock ("Offering") and realized net proceeds of $48.7 million. Approximately $36.9 million of the net proceeds have been used to repay indebtedness, approximately $6.7 million has been used to repurchase the Company's common stock and the balance is available to provide funds for future development and/or acquisitions and for general corporate purposes.

        The Company currently owns a 60% interest in the Reebok-Sports Club/NY partnership. At September 30, 1998, the Reebok-Sports Club/NY partnership had outstanding a $2.1 million equipment loan and a $3.0 million note payable to the Company, which note is eliminated when presenting the Company's consolidated balance sheet. The Reebok-Sports Club/NY partnership achieved a positive operating cash flow in September 1995 and has improved its operations since that date. The Club is expected to continue to improve its operating results in the future as membership levels increase (although there can be no assurance when, if ever, such increases may occur). The Reebok-Sports Club/NY partnership is making monthly payments of $75,000 to repay the equipment loan and $167,000 to Millennium Entertainment Partners, L.P. or one of its affiliates (collectively "Millennium") as rent. Additional cash flows of the Reebok-Sports Club/NY partnership will be applied as follows: (i) $3.0 million per year will be used to pay to Millennium a priority distribution, which is accounted for by the Company as additional rent expense; and (ii) remaining cash will be distributed to the Company to satisfy accrued management fees, the note payable and certain additional priority distributions, which at September 30, 1998, aggregated $16.6 million. After these amounts plus interest thereon are paid, the Company is entitled to 60% of future cash distributions. The Company anticipates that the Partnership cash balance on December 31, 1998, will allow for the $3.0 million priority payment to Millennium for 1998 and that the Company will receive its priority distributions to the extent additional funds are available.

        In August 1997, the Company acquired a Club located in Henderson, Nevada which is now operated as The Sports Club/Las Vegas. The Company expects to invest approximately $250,000 over the next six months to complete improvements to this Club.

        In December 1997, the Company acquired four Clubs formally known as Racquetball World clubs which are now operated as Spectrum Clubs. The purchase agreement calls for up to 159,081 shares of common stock to be issued to the Clubs' prior owners on December 31, 1998, subject to reduction if certain liabilities of the Clubs exceed agreed-upon amounts. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet. The lease has a term of twenty years and provides for monthly payments which aggregate $1.0 million per year for the first ten years and $1.2 million per year thereafter. At any time during the first three years of the lease, the Company may purchase the leased property from Millennium for a purchase price (currently estimated to be approximately $10.2 million) equal to $10.0 million plus all costs incurred by Millennium in connection with the acquisition of such property, plus an amount sufficient to provide to Millennium a 12% compound return on its total investment. Millennium has the right to require the Company to acquire its interest in the property at such price if (i) the Company receives private debt financing in excess of $95.0 million; (ii) the Company receives public equity financing in excess of $20.0 million; (iii) a default (as defined in the lease) occurs; or (iv) a major casualty occurs with respect to either property. Millennium waived its right as related to the April 1998 equity placement. The Company has instituted a capital improvement program at these four Clubs and expects to spend approximately $1.0 million over the next six months in order to complete renovations and equipment purchases at these Clubs.

        In December 1997, the Company acquired real property and a vacant building in Thousand Oaks, California which is being redeveloped as a Spectrum Club. The Company expects to invest $2.5 million in development costs over the next six months to complete construction of this Club which is scheduled to open in January 1999. In 1998, the Company entered into lease agreements with respect to Spectrum Clubs to be built in Puente Hills, Anaheim and Northridge, California. The Company expects to expend approximately $3.0 million over the next twelve months in connection with the development of these three Clubs.

        In February 1998, the Company signed a lease with respect to the development of a Sports Club at Rockefeller Center in New York City. The Company will begin renovation of the existing space later this year and expects to commence pre-sale activities in June 1999. The Company expects to spend approximately $12.0 million over the next twelve months to complete development of this Club.

        In April 1998, the Company acquired the Vertical Club, a 120,000 square foot fitness and tennis club in New York City. The Company paid the prior owner $1.3 million in cash and issued a note for $2.7 million to be paid in two equal annual installments. The Company currently anticipates incurring approximately $14.0 million in costs to renovate the existing club over the next fifteen months.

        The Company has entered into lease agreements with respect to the development of Sports Clubs in Washington, D.C. and San Francisco, California and announced its intention to develop a Sports Club in Boston, Massachusetts. These projects are scheduled to begin construction in late 1998. The Company's portion of the development costs for these Clubs is currently estimated to be approximately $15.0 million and is expected to be invested over a twelve-month period beginning in late 1999.

        In June 1998, the Company acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which the Company intends to develop a Sports Club. The total additional cost of developing this property is currently estimated to be approximately $17.0 million. The Company will commence development of this site upon securing adequate financing; however, there can be no assurance that such financing will be available.

        In addition to the items described above, the Company plans to spend approximately $2.5 million to upgrade its management information systems. $700,000 has already been spent and $1.4 million will be spent in the next twelve months (see Note 9 to the financial statements). The Company generally expects to spend approximately 4% of revenues on facility and equipment upgrades and replacements. The Company has available lease finance commitments aggregating approximately $4.3 million to finance new equipment. Equipping new Clubs will require expenditures and financing above this level.

        In May 1998, the Company's Board of Directors authorized the repurchase of up to $3.8 million of its common stock. In August, the Board of Directors increased the authorized amount by $3.0 million. The purchases have been made from time to time in the open market or directly from shareholders at prevailing market prices. As of October 20, 1998, the Company had repurchased the entire amount authorized by the Board.

        At September 30, 1998, the Company had a $30.0 million bank credit facility ("Credit Facility"). Currently, $3.6 million has been advanced under this facility and $4.0 million is utilized in the form of a irrevocable standby letter of credit. Advances under the facility bear interest at a variable rate equal to LIBOR plus 1 1/2% or the lender's prime rate.

         The Company believes that the cash balance on hand plus operating cash flows and available financings will be sufficient for the Company's working capital, debt service and capital expenditure needs for the next twelve months. The Company's long-term capital needs are to provide funds for the developments described above, additional development and acquisition projects and general corporate purposes. The Company estimates that its capital expenditures for the next twelve months on the projects currently under development will be approximately $31.0 million, substantially all of which the Company believes could be financed through cash on hand, projected cash flows, the Company's existing bank facility and additional financing alternatives which are not yet in place. The Company's development activities beyond twelve months from the date hereof, as well as the Company's strategy of opportunistically acquiring and developing additional Clubs will require additional capital. The Company believes there are a number of financing alternatives available, including commercial credit facilities, equipment financing, mortgage financing, and public and private debt and equity offerings. The Company will also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs. However, there can be no assurance that financing will be available on commercially reasonable terms, if at all. To the extent that the Company is unable to obtain additional financing on acceptable terms, the Company will be forced to delay or limit its development and acquisition plans. The failure to timely develop projects could result in increased interest, carrying and other costs, and could delay or prevent the Company from receiving a return on its investments in such projects. The foregoing could have a material adverse effect on the Company.

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

YEAR 2000 DISCLOSURE

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is in the process of replacing its membership systems that are not Year 2000 compliant. The goal is to implement a new system that is Year 2000 compliant with improved integrated functionality. With this new system project, the Company is upgrading its information-system infrastructure including wide and local-area networks and new personal computers at all the Clubs.

        In order to reduce exposure to Year 2000 risk, the Company is also modifying the current membership system to be Year 2000 compliant. The modifications are expected to be done by the second quarter of 1999. Therefore, the Company's membership system Year 2000 compliance does not solely rely on the completion of the new system project.

        The financial accounting systems are also being upgraded to Year 2000 compliance, with completion expected in March 1999. The Company has upgrade and replacement plans for other non-critical systems including personal computer applications and retail point of sale. The Company is also investigating the Year 2000 status on non-information technology systems including phone, voice mail, security and building operations systems. The Company is not currently aware of any Year 2000 compliance issues from third party vendors. There is no assurance, however, that third party vendors' Year 2000 non-compliance issues or the Company's inability to complete its modifications on the membership systems will not have an adverse effect on the Company.

FORWARD LOOKING STATEMENTS

        The foregoing discussion contains forward-looking statements relating to the future operations of the Company, including Reebok Sports Club/NY, estimated development and acquisition costs for new and acquired clubs, the adequacy of the Company's cash and financing facilities for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements that are not historical facts, the Company's operations and the sports and fitness industry in general. These projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from projected results due to unforeseen developments relating to demand for the Company's services and competitive pricing trends in the health and fitness market; increased expenses; the availability of financing; the success of planned advertising, marketing and promotional campaigns; changes in personnel or compensation; business interruptions resulting from earthquakes, landlord disputes or other causes; general market acceptance of new and existing Clubs operated by the Company; changes in membership growth patterns; the success of new products; and regulatory or legal proceedings and rulings which might adversely affect the Company. Investors are also directed to consider other risk and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.


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

        On or about May 4, 1998, Bally Total Fitness Holding Corporation ("Bally") commenced an action against the Company in New York state court seeking injunctive relief and damages in connection with the management agreement between Bally and Hilton, the Company's predecessor as owner of the Vertical Club in New York City. Shortly thereafter, the court entered an injunction preventing the Company from terminating the management agreement or acting pursuant to the management agreement. On May 22, the Company applied for clarification of the injunction and the court issued an order providing that the injunction was issued to maintain the status quo during the pendency of the suit. Bally is seeking damages arising out of the assignment of the management agreement from Hilton to the Company in connection with the purchase of the Vertical Club. The Company has filed an appeal to the injunction ruling, which was heard in October. A decision is expected in 4-6 weeks.
Discovery has just commenced in the action.

        For information concerning other legal proceedings, see Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 1997 (SEC File Number 1-13290).

ITEM 2.        CHANGES IN SECURITIES

        The Company's Registration Statement on Form S-2, File No. 333-46973 registering 6,900,000 shares of the Company's common stock under the Securities Act was declared effective by the Securities and Exchange Commission on April 1, 1998, and a public offering of those shares commenced thereafter. 6,800,000 shares were registered on behalf of the Company and 100,000 shares were registered on behalf of certain selling stockholders. The underwriters included Schroder & Co. as lead manager and Prudential Securities Incorporated and Sutro & Co. Incorporated as co-managers. The Company sold 6,500,000 shares of common stock in the offering with an aggregate offering price of $52.0 million including 500,000 shares of common stock sold upon the exercise of the underwriters' over allotment option, and certain stockholders of the Company sold 100,000 shares of common stock with an aggregate offering price of $800,000 upon exercise of the underwriter's over allotment option. The aggregate offering price of all shares sold was $52.8 million. If all of the shares which were registered were sold, the aggregate offering price would have been $55.2 million.

        The proceeds received by the Company from the offering were $48.7 million after deducting aggregate estimated expenses paid by the Company of $3.2 million consisting of $2.6 million for underwriting discounts and commission and estimated expenses of $600,000 for legal, accounting, printing and other filing related fees and costs. Approximately $36.9 million of the net proceeds have been used to repay indebtedness, approximately $6.7 million has been used to repurchase shares of the Company's common stock and the balance was used to provide funds for developments and for general corporate purposes. Of the net proceeds used for business acquisitions, $1.0 million was paid to RM Sports Club, Inc., a corporation owned and controlled by D. Michael Talla, Chairman and Chief Executive Officer of the Company, and Rex Licklider, Vice Chairman of the Company, which as of April 1, 1998, entered into an agreement to purchase the Vertical Club in New York and had funded a $1.0 million deposit in connection therewith. On April 15, 1998, RM Sports Club, Inc. transferred its rights under such agreement to the Company for $1.0 million and the Company acquired the Vertical Club. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

        On September 29, 1998, the Company declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock, $.01 par value (each, a "Common Share"), of the Company to stockholders of record at the close of business on October 6, 1998. The Rights are designed to enable the Board of Directors to act effectively on behalf of stockholders in response to any takeover bid. Currently, the Rights trade with and are represented by the certificates representing the Company's common stock, and may not be exercised. In the event any person becomes, or commences a tender offer which would result in such person becoming, the beneficial owner of 15% or more of the Company's common stock, each Right (other than a Right held by the 15% stockholder) will become exercisable, generally ten business days following such event, to purchase common stock or other securities of the Company having a market value equal to two times the then current exercise price (initially $20). Existing shareholders holding more than 15% of the outstanding common stock will not trigger the Rights unless such shareholders acquire beneficial ownership of additional shares. The Rights expire on September 29, 2008 (unless previously triggered), and are subject to redemption by the Board of Directors at $.001 per Right at any time prior to the first date upon which they become exercisable. The description and terms of the Rights are set forth in Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 1998 Annual Meeting of Stockholders of the Company was held on July 31, 1998. The following matters were submitted to stockholders for a vote:

        1. Election of Andrew L. Turner as a Class I director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                    Shares Voted

               For           Withheld authority
               ---           ------------------

               16,938,119    4,625

               Election of John M. Gibbons as a Class I director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                      Shares Voted

               For           Withheld authority
               ---           ------------------
               16,938,119    4,625

               Election of Brian J. Collins as a Class I director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                      Shares Voted

               For           Withheld authority
               ---           ------------------

               16,710,150    232,594

        2.     To amend and restate the Company's 1994 Incentive Stock Plan to
               (i) increase the number of shares of common stock that may be issued or sold under the Stock Option Plan from 1,000,000 to 1,800,000 and (ii) modify certain other provisions.

                      Shares Voted

               For           Against      Abstentions
               ---           -------      -----------

               14,266,411    2,561,033      115,300

ITEM 5.        OTHER INFORMATION

        None



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        The following reports on Form 8-K have been filed since July 1, 1998:

        On September 29, 1998, the Company filed a Form 8-K relating to the distribution of Rights described in Item 2.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE SPORTS CLUB COMPANY, INC.


Date: November 12, 1998                 by  /s/ David Michael Talla
                                            ---------------------------------
                                            David Michael Talla
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)




Date: November 12, 1998                 by  /s/ Timothy M. O'Brien
                                            ---------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

