Form 10-K
period 1998-12-31
SPORTS CLUB CO INC
filed 1999-03-26
CIK 924373

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998.

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

               Registrant's telephone number, including area code:
                                 (310) 479-5200

   Securities registered pursuant to                Name of each exchange on
      Section 12(b) of the Act:                         which registered
         Title of each class

    Common Stock $.01 par value                      American Stock Exchange

  Securities registered pursuant to                          None
      Section 12(g) of the Act:


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1999 was $31,548,895.

The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 18,819,932 on March 15, 1999.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      We were organized in 1994 to consolidate the ownership of several sports and fitness clubs ("Clubs"). We currently operate thirteen Clubs, under the "Sports Club" and "Spectrum Club" names, including The Sports Club/LA and Reebok Sports Club/NY. Our Clubs offer a wide range of fitness and recreation options and other amenities, and are marketed to affluent, health conscious individuals who desire a service oriented state-of-the-art club.

      Our Clubs are conveniently located in spacious, modern facilities that typically include fitness centers, swimming pools and basketball courts. Our premier Clubs, Sports Clubs, are designed as "urban country clubs," offering a full range of services including private trainers, registered nutritionists, exercise classes, and various other amenities including physical therapy, spas, salons, activewear boutiques, restaurants, cafes, sports bars, childcare, laundry/dry cleaning services, valet parking and executive locker rooms. Sports Club facilities range in size from 90,000 to 140,000 square feet. We have four Sports Clubs located in Los Angeles and Irvine, California, New York, New York and Las Vegas, Nevada. The Spectrum Clubs are typically housed in 25,000 to 65,000 square foot facilities and offer many of the amenities listed above. We have nine Spectrum Clubs that are all located in Southern California. Initiation fees and monthly membership dues at Sports Clubs are higher than those at Spectrum Clubs, and initiation fees and monthly membership dues at all Clubs are higher than those charged by most other sports and fitness clubs, which we believe do not provide comparable services. Income from ancillary services and products, including private training, food and beverages and sports boutiques, also contribute a significant portion of our revenues. Our subsidiary, The SportsMed Company ("SportsMed"), operates physical therapy facilities in some Clubs.

      Our strategy is to expand the Sports Club franchise in major metropolitan markets and to increase revenues and profitability at existing Clubs, through regular increases in monthly membership dues and expanded ancillary services and products. There are currently six Sports Clubs under development in New York City (in Rockefeller Center and in the upper east side), Washington, D.C., San Francisco, Boston and Houston. We expect to open these Clubs from late 1999 through 2001. We are currently developing three Spectrum Clubs in Southern California. We will continue to investigate other sites for new Club developments.

      According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, 20.8 million Americans were members of more than 13,000 sports and fitness clubs in 1998. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 8.6% from $5.5 billion in 1991 to $9.0 billion in 1997. The industry has benefited from the general public's increasing awareness of the importance of physical exercise. We target members age 35 and older who, according to IHRSA, represent 47% of all memberships and are the fastest growing segment of the industry.

THE SPORTS CLUBS

      Sports Clubs are 90,000 to 140,000 square foot multi-purpose facilities, which generally include the following features:

      o large, fully equipped gyms with state-of-the-art fitness equipment, including weight training and cardio-vascular equipment,

      o basketball, volleyball, racquetball, squash and paddle tennis courts and, in the case of The Sports Club/Las Vegas, indoor tennis courts,

      o aerobics/exercise rooms featuring classes throughout the day and evening, seven days a week, including aerobics, dance, Step Reebok, yoga and karate,

      o stationary bicycles used in an aerobic class environment, and, in the case of Reebok Sports Club/NY, climbing walls,

      o     swimming pools, golf practice nets and running tracks,

      o     men's and women's locker rooms featuring wood lockers,

      o complete spa areas with steam rooms, saunas, jacuzzis and professional massage,

      o restaurants, sports bars, private dining/conference rooms, media centers and sundecks,

      o     valet parking, pro shops, hair salons and childcare services,

      o     sports medicine and physical therapy facilities,

      o personal trainers to develop and supervise members' exercise routines,

      o     PTS Private Training System nutritional programs and products,

      o interactive children's classes, as well as supervised age-specific junior recreational rooms and junior programs such as gymnastics,

      o     instruction in racquet sports, golf and swimming,

      o full-time activities directors responsible for social and media events for members, including organizing trips, lectures and charity events,

      o full-time sports coordinators who organize sports tournaments, leagues and classes, and

      o wellness protocols such as exercise regimens designed for specific groups of members.

      We currently have four Sports Clubs in operation. The Sports Club/LA opened in 1987 in west Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Westwood and Century City. The Sports Club/Irvine opened in 1990 near Newport Beach in Orange County, California. Reebok Sports Club/NY opened in 1995 in Manhattan's upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. ("Reebok") and Lincoln Metrocenter Partners, L.P. (collectively with its affiliates "Millennium"). We manage the operations of this Club and own a controlling 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership. We acquired a club in Henderson, Nevada and converted it to The Sports Club/Las Vegas in August 1997. The Sports Club/Las Vegas services the rapidly growing Las Vegas market and is situated approximately three miles east of the Las Vegas airport.

THE SPECTRUM CLUBS

      We currently operate Spectrum Clubs at nine locations in Southern California. While more limited in size and offering fewer social and recreational options than Sports Clubs, Spectrum Clubs are generally housed in relatively large facilities containing modern equipment and offer members personalized training and instruction.

      o Spectrum Clubs typically range in size from 25,000 to 65,000 square feet, include full coed weight training rooms, computerized cardiovascular centers, aerobics and exercise classrooms, locker rooms, private training, child care, juice bars and towel service.

      o Certain of the Spectrum Clubs also offer swimming pools, childcare, pro shops, basketball courts, racquetball courts, spa facilities, physical therapy facilities, volleyball, martial arts, dance and children's and seniors' programs.

      o We own 100% of eight of the currently operating Spectrum Clubs. We are the sole general partner and manager and receive, as our equity interest, 46.1% of the net income generated by the operation of the Spectrum Club - Manhattan Beach.

THE SPORTSMED COMPANY, INC.

      Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA, The Sports Club/Irvine, the Spectrum Club - Agoura Hills, and the Spectrum Club - Valencia. SportsMed also operates in a stand alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and nutritionists who provide services to members and others. A physician-owned company provides medical services and pays a management fee to SportsMed. We believe that SportsMed provides valuable services which are complementary to the other services provided by the Clubs, and are considering expanding the SportsMed concept to other Clubs in the future.

DEVELOPMENT OF ADDITIONAL CLUBS

      Current Sports Club Developments. The following outlines our current development plans for Sports Clubs.

      Rockefeller Center, New York. This 89,000 square foot Club is located at the Rockefeller Center Commercial Complex in midtown Manhattan and is expected to be opened in late 1999.

      Upper East Side, New York. This 140,000 square foot Club is located in the upper east side of Manhattan and is expected to be open in early 2000. This site is the location of the former Vertical Club, which was closed in February for major renovation and conversion to a Sports Club.

      The demographics in the vicinity of our New York developments compare favorably to the demographics of our existing Club in the upper west side of Manhattan, Reebok Sports Club/NY.


      Millennium Developments. We are developing Sports Clubs in Boston, Washington, D.C. and San Francisco with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects, and is significantly funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros. These Clubs will be located in projects developed by Millennium in prime, metropolitan locations which, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments is expected to include a five star hotel. These Clubs will be in the 80,000 to 100,000 square foot size range and will offer services typically found at our other Sports Club sites. We expect to open these Clubs in late 2000 and 2001. We believe that such projects offer ideal locations for Sports Clubs and intend to investigate additional Sports Club developments with Millennium or other developers in other major metropolitan areas.

      The Sports Club/Houston. In June 1998, we acquired approximately 3.5 acres of undeveloped land in Houston, Texas, on which we expect to develop an approximately 85,000 square foot Sports Club.

      Current Spectrum Club Developments. We have entered into leases with respect to three Spectrum Clubs in Southern California. Each Club would be approximately 55,000 square feet. We currently expect that these Clubs will open in late 1999 and early 2000. In January 1999, we acquired the membership rights of a sports and fitness club located near Thousand Oaks, California, for $650,000. We have moved most members of this club, which closed in January 1999, to the Spectrum Club - Thousand Oaks.

      Other Developments. We currently believe that our resources can be best used to develop new Sports Clubs, but we may consider the acquisition and conversion of an existing sports and fitness club to a Sports Club or Spectrum Club or the development of additional Spectrum Clubs if a suitable opportunity arises. We believe that, because of our established reputation and the prestige associated with the Sports Clubs and the Spectrum Clubs, developers view our Clubs as valuable components of multi-use developments.

      Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs which have not yet achieved mature membership levels have operated at a loss or at only a slight profit during this period as a result of fixed expenses which, together with variable operating expenses, approximate or exceed membership fees and other revenues. While we anticipate that these types of losses will be incurred in the future as a normal part of our operations, we believe that our income from newer Clubs will significantly increase as membership levels mature.

      The physical layout, decor, age of equipment, staff training, marketing programs, membership fees, ancillary services offered and other characteristics of Clubs we acquire may vary, and, as a result, acquired Clubs may have lower operating income than a typical Club. We generally will renovate an acquired Club, upgrade equipment, fitness programs and exercise protocols, install experienced employees, implement marketing and training programs, and introduce new services and products to enhance ancillary revenues. We will also implement membership fees consistent with other Clubs. Newly acquired Clubs undergoing such improvements may perform at lower margins during the period of implementation of new policies and programs.

      Disposition of Spectrum Clubs. From time to time, we have disposed of Spectrum Clubs. The Spectrum Club - Santa Monica was closed in November 1998, upon expiration of the lease for the property, and many of its members were moved to the Spectrum Club - Water Garden. We subleased the Spectrum Club - Fountain Valley to another health and fitness club operator in January 1999. In February 1999 we entered into an agreement to sell the Spectrum Club - Santa Ana.

SALES AND MARKETING

      Strategy. The Sports Clubs are marketed as "urban country clubs" offering personalized attention and multiple amenities and services. We believe that the image of these Clubs as leaders in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. The Spectrum Clubs emphasize personalized service and instruction and the creation of an "urban country club" atmosphere in which members can relax and socialize. The cost of Spectrum Club membership (in terms of both initiation fees and monthly membership dues) is less than membership at Sports Clubs and, within the Southern California market, we believe the Spectrum Clubs offer as many services and are as luxurious and aesthetically-pleasing as any other sports and fitness club with which they compete.

      Our marketing efforts at older, more seasoned Clubs emphasize maintaining existing members, replacing members who leave with new members and increasing ancillary revenues such as private training and retail sales. Our focus at the newer Clubs is on attracting additional members.

      Referrals, Endorsements and Advertising. Word-of-mouth referrals and endorsements by existing members are the Clubs' most important source of new members. In addition, all Clubs utilize targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are direct mail with some use of print advertisements. The print advertisements are supplemented by special events and special membership programs. The Clubs host corporate parties and charity benefits and often donate free or discounted memberships to charitable organizations. We also conduct periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. We believe that we will be able to continue to utilize these marketing strategies in the promotion of new Clubs.

      Targeted Members. The largest segment of the membership base for the Clubs consists of health-conscious individuals. We target five other groups in order to expand membership: corporate members, "shape-over" members, medical referrals, families, and seniors. Each of these groups requires specialized exercise/fitness programs, and we have developed specific programs to attract members of these groups.

      Corporate Programs. We believe the corporate market is a significant source of new members, due to the proximity of the Clubs to business centers and the use of the Clubs to conduct business and to develop and maintain business contacts. We target the corporate membership market primarily through the Sports Clubs. Sports Clubs employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of Sports Clubs. Sports Clubs offer corporate group-discounted initiation fees depending upon the number of new members involved. Our SportsMed subsidiary has developed several corporate wellness programs to fit the needs of this particular market. We believe that corporations are favorably disposed to Sports Clubs and the SportsMed programs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

      Shape-Over Programs. We believe that the image of the Clubs as multiple-amenity facilities which offer members numerous social and less-rigorous exercise options will help us attract prospective members who do not currently exercise regularly. Our shape-over program is intended to attract those people who are "out of shape" but who are interested in pursuing a regular exercise regimen. Prospective members are given a free, introductory fitness consultation with Club instructors, which covers nutritional and dietary suggestions, personalized fitness programs and home exercise plans. In addition, the Clubs have group aerobics classes that are specially designed for this target group.

      Medical Referrals. We target members from the medical referral market through our SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group.

      Family Programs. We believe that the children/family market has considerable potential, as younger members grow older, marry and have children, and seek recreational activities in which the entire family can participate. To target the family market, we have implemented "KidFit" and "TeenFit" programs which target children between the ages of 5 and 17 and involve both one-on-one private training and a six-week fitness training program. The Clubs' weight-training facilities are made available to children 13 and older at off-peak hours, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs offer a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

      Senior Programs. We anticipate that as the current core membership group ages, we will meet the changing fitness needs of seniors and attract additional members from the senior population. We maintain training and exercise protocol manuals for the senior market (which we generally define as members who are over 60 years old) which include a description of exercise and fitness programs specifically designed for seniors. These manuals also contain discussions of the biological, psychological and medical aspects of aging and the benefits of regular exercise. We believe this market will expand as the "baby boomers" mature.

EMPLOYEE TRAINING

      We believe that a key component of our operating strategy is a well-trained and knowledgeable staff. We have comprehensive training programs to enhance the effectiveness of our personnel. All newly-hired employees are required to attend an orientation seminar, which is led by members of our management and a personnel instructor. Topics include member service and member interaction skills, our history and philosophy, and safety issues. These orientation seminars are held throughout the year.

      To aid in the development and continuing education of management employees, we offer a workshop entitled "Introduction to Management," for newly-hired management personnel and other employees demonstrating management skills. The workshop is intended to educate participants in the areas of people and time management; hiring, developing, training and evaluating employees; sales and marketing strategies; and safety concerns. Topics are added periodically to reflect new management techniques or operating issues. These seminars, generally consisting of five three-hour sessions, are held six times a year or as needed for new employees, and our management personnel are required to attend periodically to maintain their skills.

      We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, aerobics teachers and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel within the applicable employee group is mandatory. We place particular emphasis on sales/marketing training seminars, which are given once every two months by a personnel instructor and in which all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs. Most instructors are college-educated. Our aerobics instructors must have at least one year of teaching experience before they are permitted to teach at the Clubs, and are required to participate in ongoing training and periodic re-evaluation.

MEMBERSHIP PROGRAMS

      Club memberships require a one-time initiation fee plus monthly membership dues. Unlike many other clubs, we do not offer financing for memberships. Members electing to pay their Club dues on a monthly basis must pay by EFT, by which each member is automatically debited each month for dues either through a checking account or credit card. Prepaid memberships for an entire year entitle the member to a discount equal to one month of membership dues. Approximately 70% of monthly membership dues are paid via EFT and the remaining 30% of monthly membership dues are prepaid for twelve months. At established Clubs, the average life of a Sports Club membership is four to five years while the average life of a Spectrum Club membership is approximately three years.

      Sports Club Memberships. Sports Clubs offer three types of memberships: executive, health and racquet. Sports Club initiation fees and monthly membership dues vary depending on the location of the Club. The Sports Clubs' initiation fees range from $400 to $2,500 and monthly membership dues range from $88 to $180. Corporate memberships are also available.

      Executive Membership. Executive membership offers the greatest number of amenities and services, including unlimited use of all facilities, racquet sports privileges, personal locker assignments within an executive locker room, laundry service, free valet parking and charge privileges for dining and other Club services. Executive membership entitles a member to use all Sports Clubs.

      Health Membership. Health membership is the basic membership offering unlimited use of all facilities excluding those privileges associated with a racquet membership; courts are available to holders of health memberships for an additional fee.

      Racquet Membership. Racquet membership is currently only offered at The Sports Club/Irvine and The Sports Club/Las Vegas and, in addition to use of the Club's facilities, includes the unlimited use of racquetball, squash and paddle tennis courts at The Sports Club/Irvine, and tennis at The Sports Club/Las Vegas.

      Spectrum Club Memberships. Spectrum Clubs generally offer racquet and health memberships. The Spectrum Club - Fullerton currently offers executive memberships. At some Spectrum Clubs, lockers may be rented by members on a monthly basis for an additional charge. As members of the IHRSA, Spectrum Clubs extend guest membership privileges to out-of-town visitors who are members of IHRSA clubs in their hometown, and Spectrum Club members may use IHRSA clubs in cities to which they travel. Spectrum Club initiation fees are generally $325. Monthly membership dues are generally $57 for health membership, $67 for racquet membership and $62 for an all club membership allowing members unlimited use of all Spectrum Clubs.

COMPETITION

      Although the sports and fitness industry is still fragmented, the industry has experienced significant consolidation in recent years and certain of our competitors are significantly larger and have greater financial and operating resources than we do. In addition, a number of individual and regional operators compete with us in our existing and targeted markets. Many of these sports and fitness clubs attract the same types of members targeted by Spectrum Clubs and Sports Clubs. We also compete with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight-reducing salons, as well as products and services that can be used in the home. As the general public becomes increasingly aware of the benefits of regular exercise, it is anticipated that additional sports and fitness businesses will emerge. We believe that there will continue to exist a market for our Clubs and that our operating experience, our highly visible image, the professionalism of our staff and our state-of-the-art equipment and exercise facilities afford us an advantage over our competitors. However, we may be unable to maintain our membership fees or membership levels in areas where another sports and fitness club offers competitive facilities and services at a lower cost to members.

TRADEMARKS AND TRADENAMES

      The "Sports Club" name is generally not protectable under federal or state trademark laws. We have registered our "flying lady" logo as a stand-alone design and in combination with "The Sports Club/LA" and "The Sports Club/Irvine" names under federal trademark laws. We have also registered "The Sports Club/LA" name and logo in France, Germany, the United Kingdom and Japan and we are awaiting final trademark approval in Australia. We hold a federal trademark for the "Spectrum Club" name.

GOVERNMENT REGULATION

      Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

      Statutes and regulations affecting the fitness industry have been enacted or proposed in California, New York and Nevada, the states in which we currently operate Clubs. Many other states into which we may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

      Under so-called state "cooling-off" statutes, a member has the right to cancel his or her membership for a period of three to 10 days (depending on the applicable state law) and, in such event, is entitled to a refund of any down payment. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or upon relocation of a certain distance from the nearest Club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to us upon cancellation and we may offset such amount against any refunds owed.

EMPLOYEES

      At January 31, 1999, we had approximately 2,250 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At January 31, we employed approximately 800 full-time employees, approximately 250 of whom were sales personnel or supervisory personnel involved in Club operations, and approximately 50 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

      We own The Sports Club/Irvine, The Sports Club/LA (subject to a minority interest held by D. Michael Talla), The Sports Club/Las Vegas and the Spectrum Clubs in Agoura Hills, Thousand Oaks, Canoga Park and Fountain Valley including all underlying real estate. The building and real property at the Spectrum Club
- Santa Ana and the building at the Spectrum Club - Fullerton are leased with a purchase option from Millennium. See "Certain Relationships and Related Transactions." We also own land in Houston, Texas on which we plan to develop a Sports Club. All other structures in which the Clubs are located are leased.

      The following table provides certain information concerning our Clubs:

                                                             YEAR OPENED
                                                              ("O") OR
                                             APPROXIMATE      ACQUIRED      OWN OR LEASE
CLUB                                         SQUARE FEET        ("A")      EXPIRATION DATE         RENEWAL OPTION
----                                         -----------     -----------   ---------------         --------------
The Sports Club/LA(1)...................       100,000         1994 A             Own                    N/A
The Sports Club/Irvine..................       130,000         1994 A             Own                    N/A
Reebok Sports Club/NY(2)................       140,000         1995 O           4/17/15         Three 14-year options
The Sports Club/Las Vegas...............       136,000         1997 A             Own                    N/A
Spectrum Club - Manhattan Beach(3)......        65,000         1987 O           2/28/02         Three 5-year options
Spectrum Club - Water Garden............        25,000         1993 O           6/30/08             5-year option
Spectrum Club - Agoura Hills............        30,000         1994 A             Own                    N/A
Spectrum Club - Howard Hughes Center....        36,000         1994 A           9/14/08          Two 5-year options
Spectrum Club - Valencia................        57,000         1997 O           7/1/12           Two 5-year options
Spectrum Club - Fullerton(4)............       121,000         1997 A      Building 12/31/17     Two 10-year options
                                                                             Land 4/11/35                N/A
Spectrum Club - Santa Ana(5)............        75,000         1997 A          12/31/17          Two 10-year options
Spectrum Club - Canoga Park.............        85,000         1997 A             Own                    N/A
Spectrum Club - Thousand Oaks(6)........        54,000         1999 O             Own                    N/A
Spectrum Club - Fountain Valley(7)......        42,000         1997 A             Own                    N/A

----------

(1) D. Michael Talla, our Chairman and CEO, has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA. See "Certain Relationships and Related Transactions."

(2) We are entitled to certain priority distributions from the partnership which owns this Club. After payment of such priority distributions, we are entitled to 60% of all additional profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(3)   We own a 46.1% interest in the Spectrum Club - Manhattan Beach.

(4)   We lease the building and land from different parties.

(5) We have entered into an agreement to sell this Club. This sale is expected to close in the second quarter of 1999. We intend to use the sale proceeds to acquire ownership of Millennium's interest in this Club.

(6) We expect to enter into a sale-leaseback agreement with respect to this Club, which is expected to close in the second quarter of 1999.

(7)   We have leased this Club to another sports and fitness club operator.

      The building, improvements and personal property of The Sports Club/Irvine secure a $4.4 million note bearing interest at a fixed annual rate of 6.0%. The note requires quarterly principal payments of $125,000 with a balloon payment of $4.0 million due on November 1, 1999. All assets of the Spectrum Club - Agoura Hills secure a $2.5 million note which bears interest at a fixed annual rate of 8.5%. Monthly principal and interest payments of $20,107 are required through the note's maturity in April 2024.

      All of the Clubs maintain comprehensive casualty, liability and business interruption insurance and Clubs located in California maintain a blanket $30.0 million earthquake insurance policy. We believe that our insurance coverage is in accordance with industry standards. There are, however, certain types of losses which may be either uninsurable or not economically insurable, and insurance proceeds may not adequately compensate for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and our anticipated profits from the affected Clubs. Any such event could have a material adverse effect on our operations.

ITEM 3. LEGAL PROCEEDINGS

      MKDG/Rhodes SC Partnership and Sports Club, Inc. v. Agricultural Insurance Company (Los Angeles Superior Court). At the time of the Northridge earthquake on January 17, 1994, Agricultural Insurance Company ("Agricultural") provided certain excess earthquake coverage for The Sports Club/LA. Certain of our predecessors (the "SCLA Parties") were named insureds under the policy. The Partners assigned to MKDG/Rhodes SC Partnership ("MKDG") all of their rights to payments under the policy and retained no interest in any amounts paid by Agricultural. A dispute arose under the policy and MKDG filed a complaint against Agricultural, and Agricultural filed a cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity. Agricultural seeks the return of amounts paid (approximately $3.0 million) plus punitive damages and attorneys fees. A demurrer was sustained without leave to amend as to the claims for fraud and misrepresentation. Agricultural has appealed the decision and the parties are awaiting a decision before further proceedings are held in the trial court. An appraisal hearing found that the loss suffered was less than the policy proceeds but greater than the amount paid by Agricultural to date. Agricultural contends that portions of the appraised loss are not covered by the policy, an issue to be determined by the trial court. We will seek to be indemnified by MKDG for all damages and costs incurred in this action, although no assurance can be made that MKDG will indemnify us.

      OTR v. Spectrum Club Liquidation, Inc. and The Sports Club Company, Inc. (Orange County Superior Court). OTR and Spectrum Club Liquidation, Inc. ("SCLI") entered into a lease with respect to a proposed development site in Anaheim Hills, California, and we guaranteed SCLI's obligations under the lease. SCLI sought to rescind the lease, and OTR brought this action for damages against SCLI for breach of the lease and against us on the guarantee, seeking specific damages in excess of $1.0 million and unspecified general damages. We believe the claim is without merit and have filed a cross-complaint seeking rescission of the lease on the basis of fraud, mistake and negligent misrepresentation.

      Other Matters. We are also involved in various claims and lawsuits incidental to our business, including claims arising from accidents and disputes with landlords. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

      Our Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SCY". The following table sets forth the quarterly high and low sale prices for the Common Stock for the periods indicated, as reported by the AMEX.


                     CALENDAR QUARTER                                      PRICE RANGE OF COMMON STOCK
                     ----------------                                     ------------------------------
                                                                            HIGH                   LOW
                                                                          --------               -------
Year Ended December 31, 1997:
     First Quarter..............................................            $5.125                $2.625
     Second Quarter.............................................             5.375                 4.125
     Third Quarter..............................................             8.875                 5.250
     Fourth Quarter ............................................             9.500                 7.750

Year Ended December 31, 1998:
     First Quarter..............................................             9.250                 8.250
     Second Quarter.............................................             9.250                 6.750
     Third Quarter..............................................             7.500                 4.750
     Fourth Quarter.............................................             6.063                 3.750

Year Ended December 31, 1999:
     First Quarter (through March 15, 1999).....................             5.063                 3.750

      As of March 15, 1999 we had approximately 55 stockholders of record. The closing price of our Common Stock as reported by the AMEX on March 15, 1999, was $4.375.

DIVIDEND POLICY

      We have never declared or paid any dividends on our Common Stock and we do not anticipate doing so in the foreseeable future. It is our present policy to retain earnings for use in our operations and the expansion of our business. In addition, our ability to pay cash dividends is limited by our current financing agreements and may be similarly limited by future financing agreements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents our summary financial and operating data for the fiscal years ended December 31, 1994 through 1998 and have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

                                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                     1994(1)       1995         1996         1997         1998
                                                                    --------     --------     --------     --------     --------
                                                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
  Revenues ......................................................   $ 18,846     $ 34,659     $ 36,918     $ 61,154     $ 81,923
  Operating expenses:
    Direct ......................................................     10,525       21,730       22,989       43,517       56,746
    Selling, general and administrative .........................      3,166        5,486        6,052        6,607        8,556
    Depreciation and amortization ...............................      1,510        2,775        2,490        3,919        5,282
                                                                    --------     --------     --------      -------     --------
         Total operating expenses ...............................     15,201       29,991       31,531       54,043       70,584
                                                                    --------     --------     --------      -------     --------
         Income from operations .................................      3,645        4,668        5,387        7,111       11,339
  Other income (expense):
    Interest ....................................................     (1,213)      (2,600)      (2,682)      (3,206)      (1,629)
    Minority interests                                                   (29)        (150)        (150)         (22)        (150)
    Equity interest in net income of unconsolidated
      subsidiaries ..............................................        641          860          631          696          880
    Non recurring items .........................................        ---           --         (300)      (2,025)        (314)
                                                                    --------     --------     --------      -------     --------
         Total other income (expense)                                   (601)      (1,890)      (2,501)      (4,557)      (1,213)
                                                                    --------     --------     --------      -------     --------
         Income before income taxes and extraordinary charge           3,044        2,778        2,886        2,554       10,126
  Provision for income taxes ....................................      1,244        1,139        1,183        1,014        3,971
                                                                    --------     --------     --------      -------     --------
         Net income before extraordinary charge .................      1,800        1,639        1,703        1,540        6,155
  Extraordinary charge from early extinguishment of debt, net of
    income tax effect of $1,331 .................................         --           --           --           --        2,173
                                                                    --------     --------     --------      -------     --------
         Net income .............................................   $  1,800     $  1,639     $  1,703     $  1,540     $  3,982
                                                                    ========     ========     ========     ========     ========
  Net income per share:
    Basic .......................................................   $   0.23     $   0.14     $   0.15     $   0.12     $   0.21
                                                                    ========     ========     ========     ========     ========
    Diluted .....................................................   $   0.23     $   0.14     $   0.15     $   0.12     $   0.21
                                                                    ========     ========     ========     ========     ========
 Net income per share before non-recurring items and
   extraordinary charge: .......................................
    Basic .......................................................   $   0.23     $   0.14     $   0.17     $   0.22     $   0.35
                                                                    ========     ========     ========     ========     ========
    Diluted .....................................................   $   0.23     $   0.14     $   0.17     $   0.22     $   0.34
                                                                    ========     ========     ========     ========     ========
  Weighted average number of common shares outstanding:
    Basic .......................................................      7,836       11,353       11,355       12,524       18,603
                                                                    ========     ========     ========     ========     ========
    Diluted(2) ..................................................      7,836       11,357       11,360       12,683       18,829
                                                                    ========     ========     ========     ========     ========

                                                                       AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                    1994(1)      1995        1996        1997        1998
                                                   --------    --------    --------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents .....................  $  5,042    $  1,545    $  4,146    $  1,581    $  2,233
  Current assets ................................     7,398       7,147       7,341       4,926       7,043
  Property and equipment, net ...................    59,811      59,956      72,736     106,791     135,269
  Total assets ..................................    81,676      83,161      95,697     131,561     163,757
  Deferred membership revenue ...................     5,878       5,614       7,481       9,936       9,953
  Current liabilities ...........................    11,194      11,355      14,159      26,844      26,199
  Long-term debt including current installments..    33,489      32,913      38,497      50,798      37,441
  Stockholders' equity ..........................    37,823      39,492      41,202      58,477     104,539

----------

(1) Prior to October 20, 1994, we operated through various partnerships and corporations. Historical data for periods through October 20, 1994 have been adjusted to reflect compensation and tax provisions as if we had operated as a corporation during such period.

(2) Does not include up to 159,081 shares to be issued in 1999 as consideration for the acquisition of Spectrum Clubs acquired from Racquetball World.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere herein. The operations of Reebok Sports Club/NY were accounted for under the equity method of accounting until December 30, 1996, at which time we acquired a majority interest in the Club. Following such date, we have consolidated the operations of Reebok Sports Club/NY with our other consolidated operations. The Spectrum Club - Manhattan Beach is accounted for under the equity method of accounting.

      In July 1997, we opened the Spectrum Club - Valencia. In August 1997, we acquired a sports and fitness club in Henderson, Nevada which we converted to The Sports Club/Las Vegas in a transaction accounted for as a purchase. On December 31, 1997, we acquired four Clubs in Southern California in a transaction accounted for as a purchase; one of these Clubs was leased to another health and fitness operator in January 1999; the other three Clubs are now operated as Spectrum Clubs. In November 1998 we closed the Spectrum Club - Santa Monica. Seasonal factors have not had a significant effect on our operating results.

RESULTS OF OPERATIONS

      Fiscal 1998. Our revenues for the year ended December 31, 1998, were $81.9 million, compared to $61.2 million for 1997, an increase of $20.7 million or 33.8%. An increase of $14.6 million resulted from revenue at our new Clubs acquired and/or opened during the last six months of 1997. Revenue growth of $6.1 million resulted from the remaining Clubs and SportsMed.

      Our direct operating expenses increased to $56.7 million for the year ended December 31, 1998, compared to $43.5 million for 1997. The increase resulted primarily from the Clubs acquired and/or opened during the last six months of 1997. Direct operating expenses as a percentage of revenues decreased to 69.3% for 1998 compared 71.2% for 1997. Operating margins continued to improve at Reebok Sports Club/NY as membership levels at this Club continued to mature. Lower operating margins at the recently acquired Clubs partially offset this increase.

      Selling, general and administrative expenses were $8.6 million for the year ended December 31, 1998, compared to $6.6 million for 1997. Selling costs increased approximately $900,000 primarily due to Clubs acquired and/or opened during the last six months of 1997. General and administrative costs increased by approximately $1.1 million as we added corporate overhead to support the six new Clubs and the growth of SportsMed. Selling, general and administrative costs decreased as a percentage of revenue from 10.8% for 1997 to 10.4% for 1998. We believe these costs should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

      Depreciation and amortization expenses were $5.3 million for the year ended December 31, 1998, compared to $3.9 million for 1997. The increase is primarily due to the addition of depreciation and amortization at the Clubs acquired and/or opened during the last six months of 1997. Interest expense was $1.6 million for the year ended December 31, 1998, compared to $3.2 million for 1997. Interest expense decreased due to the payoff of the note secured by The Sports Club/LA in April 1998 with the proceeds of a common stock offering.

      Equity interest in net income of unconsolidated subsidiary was $880,000 for the year ended December 31, 1998, compared to $696,000 for 1997, an increase of $184,000 or 26.4%. These amounts are associated with improved profits at the Spectrum Club - Manhattan Beach operations.

      Costs reported as non-recurring items were $314,000 for the year ended December 31, 1998, compared to $2,025,000 for 1997. The non-recurring expense in 1998 is associated with our closing of the

Spectrum Club - Santa Monica and moving its members to the Spectrum Club - Water Garden. The non-recurring loss in 1997 was the result of a litigation settlement.

      Our net income before income taxes, non-recurring items and extraordinary charge was $10.4 million for the year ended December 31, 1998, compared to $4.6 million for 1997. In 1998, we incurred a loss from the early extinguishment of debt, net of applicable taxes, of $2.2 million, which was recorded as an extraordinary charge.

      Our estimated income tax rate was 38% for the years ended December 31, 1998 and 1997, resulting in net income of $4.0 million for 1998 and $1.5 million for 1997. Basic and diluted earnings per share, before non-recurring items and extraordinary charge, was $.35 and $.34 in 1998 and $.22 and $.22 in 1997, respectively. Basic and diluted net income per share was $.21 in 1998 and $.12 in 1997.

      Fiscal 1997. Our revenues for the year ended December 31, 1997, were $61.2 million, compared to $36.9 million for 1996, an increase of $24.3 million or 65.9%. The increase resulted from the following revenue sources: Reebok Sports Club/NY, which was consolidated following the acquisition of a majority interest in the Club on December 30, 1996, contributed revenues of $18.1 million; the Spectrum Club - Valencia contributed revenues of $1.6 million; SportsMed contributed revenues of $1.5 million; and growth at the remaining Clubs contributed revenues of $900,000.

      Our direct operating expenses increased to $43.5 million for the year ended December 31, 1997, compared to $23.0 million for 1996. The increase resulted primarily from the inclusion of operating expenses at Reebok Sports Club/NY, the opening of the Spectrum Club - Valencia and the acquisition of The Sports Club/Las Vegas. Direct operating expenses as a percentage of revenues increased to 71.2% for 1997 compared to 62.3% for 1996 due to lower margins at Reebok Sports Club/NY and the Spectrum Club - Valencia. Newly developed Clubs historically operate at lower margins due to various fixed expenses such as rent, utilities and certain payroll costs until the membership reaches a mature level. Similarly, newly acquired Clubs may also perform at lower margins prior to and during implementation of new policies and programs.

      Selling, general and administrative expenses were $6.6 million for the year ended December 31, 1997, compared to $6.1 million for 1996. Selling costs increased approximately $211,000 due to the consolidation of direct selling expenses incurred at Reebok Sports Club/NY, the opening of the Spectrum Club - Valencia and the acquisition of The Sports Club/Las Vegas. General and administrative costs increased by approximately $300,000 due to increases in corporate overhead and the addition of personnel to accommodate new Clubs. Selling, general and administrative costs decreased as a percentage of revenue from 16.4% for 1996 to 10.8% for 1997. This percentage decrease resulted from the consolidation of Reebok Sports Club/NY revenues. The consolidation of revenues from Reebok Sports Club/NY did not increase general and administrative costs because we managed the Club and accrued these costs prior to the consolidation.

      Depreciation and amortization expenses were $3.9 million for the year ended December 31, 1997, compared to $2.5 million for 1996. The increase was due primarily to the consolidation of Reebok Sports Club/NY, the opening of the Spectrum Club - Valencia and the acquisition of The Sports Club/Las Vegas. Interest expense was $3.2 million in the year ended December 31, 1997, compared to $2.7 million for 1996. Interest expense of $340,000 at Reebok Sports Club/NY and interest on new equipment financings was partially offset by increased interest income due to more available cash for investment and lower principal balances as other indebtedness matured.

      Equity interest in net income of unconsolidated subsidiary was $696,000 for 1997 compared to $631,000 for 1996. These amounts are associated with the Spectrum Club - Manhattan Beach's operations and the increase reflects our share of the improved profitability at that Club. Equity in the operations of Reebok Sports Club/NY was not significant for 1996.

      Our net income before income taxes and non-recurring items was $4.6 million for the year ended December 31, 1997 compared to $3.2 million for 1996. Non-recurring items for 1997 consisted of litigation settlement costs of $2.0 million relating to the closing of the Spectrum Club - Century City in July 1995. Non-recurring items for 1996 were $300,000.

      Our income tax rate was 38% for the year ended December 31, 1997, and 41% for 1996, resulting in net income of $1.5 million for the year ended December 31, 1997, compared to net income of $1.7 million in 1996. After tax net income before non-recurring items was $2.8 million for 1997, compared to $1.9 million for 1996. The lower tax rate for 1997 resulted from the reduction of valuation allowances on certain deferred income tax assets. Basic and diluted earnings per share were $.12 and $.15 for the years ended December 31, 1997 and 1996, respectively. Basic and diluted earnings per share excluding non-recurring items were $.22 and $.17 for the years ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1998, we generated $10.0 million of cash from operating activities, compared to $4.5 million in fiscal 1997. At December 31, 1998, we had a cash balance of $2.2 million available for general corporate purposes.

      During 1998, we generated $26.1 million of cash from financing activities. In April 1998, we completed the sale of 6,500,000 shares of our common stock and realized net proceeds of $48.7 million. A portion of these funds was used to repay indebtedness. During 1998 we reduced our long-term debt by $13.4 million.

      Cash flows used in investing activities were $35.4 million in 1998. We invested $28.6 million in capital expenditures for both existing Clubs and new Club developments and we repurchased $6.8 million of our common stock at an average price of $6.14 per share. In 1999, we authorized the repurchase of an additional $4.0 million of our common stock, $3.4 million of which has been repurchased to date.

      Transactions with Millennium. We currently own a 60% interest in the Reebok-Sports Club/NY partnership. The Reebok-Sports Club/NY partnership makes monthly payments of $75,000 to repay the equipment loan and $167,000 to Millennium as rent. Available cash flows of the Reebok-Sports Club/NY partnership are applied as follows: (1) $3.0 million per year is used to pay a priority distribution to Millennium which is accounted for as additional rent expense; and (2) remaining cash is distributed to us as accrued management fees, to satisfy the $3.0 million note payable and as a priority distribution, which at December 31, 1998 aggregated $11.0 million. After these amounts plus interest thereon are paid, we are entitled to 60% of future cash distributions.

      In December 1997, we acquired four Clubs from Racquetball World. Three of these Clubs are now operated as Spectrum Clubs, and one Club was leased to another health and fitness operator in January 1999. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to us under a financing lease agreement which is reflected as a capital lease obligation on our consolidated balance sheet. We have the right until December 2000 to purchase the leased property from Millennium for a purchase price determined pursuant to the lease (currently estimated to be approximately $10.2 million). Millennium has the right under certain circumstances to require us to acquire its interest in the property. See "Certain Relationships and Related Transactions." We have entered into an agreement to sell one of these Clubs and intend to purchase Millennium's interest in these properties with the sale proceeds.

      We are also developing three Clubs with Millennium as described below in "New Club Development."

      New Club Development. In February 1998, we signed a lease with respect to the development of a Sports Club at Rockefeller Center in New York City. We have begun to renovate the space and expect to commence pre-sale activities in late 1999 and to open the Club in the last quarter of 1999. We delivered a $4.0 million letter of credit to the landlord to secure our performance under the lease agreement. Based on preliminary estimates, we expect to spend approximately $15.7 million to complete development of this Club.

      In April 1998, we acquired rights to develop a Sports Club on the site of the former Vertical Club in New York City. We issued a non-interest bearing note for $2.7 million to the seller of the Club, and are required to pay principal in two equal installments in April 1999 and April 2000. Based on preliminary estimates, we expect to spend approximately $25.6 million to complete development of this Club.

      We have entered into lease agreements with Millennium with respect to the development of Sports Clubs in San Francisco and Washington, D.C., and are negotiating a lease with Millennium for a Sports Club in Boston. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $16.5 million.

      In June 1998, we acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which we intend to develop a Sports Club. Based on preliminary estimates, we expect to spend approximately $19.3 million to complete development of this Club.

      We are developing three Spectrum Clubs on leased sites in Southern California which are expected to open in late 1999 and early 2000. Based on preliminary estimates, we expect to spend approximately $4.3 million to complete development of these Clubs.

      Financing Activities. We currently have a $30.0 million credit facility which will expire May 31, 2000. In March 1999, we announced that we are privately offering $100.0 million of senior secured notes (the "Offering"). If the Offering is consummated, our credit facility would be reduced to $20.0 million and the maturity date would be extended to May 31, 2001. Advances under our credit facility bear interest at a variable rate equal to LIBOR plus 2.5% or the lender's prime rate. At December 31, 1998, the amount outstanding under our credit facility was approximately $10.9 million which accrued interest at the weighted-average rate of 7.75% per annum.

      The net proceeds of the Offering would be used to repay approximately $34.0 million of debt, to provide funds for future developments and for general corporate purposes. Debt would be repaid as follows:

                                                                     (DOLLARS IN MILLIONS)
                                                                     ---------------------
      o  The Sports Club/Irvine note...............................           $ 4.3
      o  the Spectrum Club - Agoura Hills note.....................             2.5
      o  capital leases payable to Millennium related to Spectrum
          Clubs in Fullerton and Santa Ana.........................            10.2
      o  outstanding borrowing under our credit facility...........            17.0
                                                                              -----
                                                                              $34.0
                                                                              =====

      Future Capital Requirements. Other than as described herein and for normal replacement of fitness equipment and remodeling of Clubs, we have no commitments for capital expenditures. We expect to spend approximately $1.2 million during the next 12 months to upgrade our management information systems. Equipment financing has generally been available. We had equipment financing of $7.2 million outstanding at December 31, 1998. Amounts borrowed pursuant to equipment financing arrangements are generally repayable in monthly installments over five years, with effective interest rates between 8% and 10% per annum. While capital expenditures may fluctuate from time to time, generally we expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. In 1998, we invested $16.7 million in capital expenditures at existing Clubs, which included $11.7 million of major renovations at the five Clubs we acquired in 1997. Equipping new Clubs requires expenditures above this level.

      Our long-term capital needs are to provide funds for the developments described above, for additional development and acquisition projects and for general corporate purposes. We estimate that the net proceeds of the Offering, operating cash flows, and credit to be available under our credit facility and equipment financing would be sufficient to fund our capital expenditures in fiscal 1999 and 2000 on the projects currently under development. Acquiring and developing additional Clubs will require additional capital. If the Offering is not consummated, we will require additional financing to complete development of the clubs described above. There can be no assurance that such financing will be available. If such financing could not be obtained, we would have to delay or eliminate certain developments, which could have a material adverse effect on us. In addition, if certain conditions are met, the terms of the Offering and our credit facility may permit us to incur additional indebtedness. We may also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs, subject to the terms of the Offering and our credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and Club openings, be expensed as incurred. SOP 98-5 is applicable to financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year for which SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. We will adopt SOP 98-5 effective January 1, 1999, and, accordingly, will record a one-time cumulative effect of a change in accounting principle, net of related income taxes. The amount of this charge is currently expected to be approximately $1.0 million.

YEAR 2000 READINESS

      Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data, and thus are unable to distinguish between the year 1900 and the year 2000. This problem is frequently referred to as the "year 2000 problem." We have initiated a Year 2000 Project to bring all of our information technology ("IT") systems and non-IT systems into year 2000 compliance. Utilizing internal resources, we are in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them year 2000 compliant.

      Our IT systems include our computer equipment and software relating to membership, financial accounting and sales of products and services. Non-IT systems include our communications systems, alarm and security systems, elevators and fitness equipment. Our Year 2000 Project focuses on three IT component systems as well as non-IT systems.

      Membership Systems. The software programs we currently use to store membership and fee collection data and to process EFT and credit card transactions are not year 2000 compliant. We are installing a new system which is year 2000 compliant, which we expect to be in service at The Sports Club/LA and several other Clubs during the fourth quarter of 1999, and to be in service in all Clubs by the end of the first quarter of the year 2000. Because we do not anticipate installing the new membership system in all Clubs prior to the year 2000, we are also modifying our current membership systems to be year 2000 compliant. We expect these modified systems to be operational during the third quarter of 1999.

      Financial Accounting Systems. The supplier of the installed version of our financial accounting system has orally represented to us that the system is year 2000 compliant. In addition, we are purchasing a newer version of this system which we expect to have in place by the end of the second quarter of 1999. This newer version is certified in writing to be year 2000 compliant.

      Other IT Systems. We are currently reviewing all other IT systems for year 2000 compliance. Our food and beverage, sports boutique sales, private training and most other services and products systems are not year 2000 compliant, but we expect to replace or modify these systems to be year 2000 compliant during the third quarter of 1999.

      Non-IT Systems. We have requested vendors of our non-IT systems to advise us if such systems are year 2000 compliant where we believe such assurance to be necessary. We have received such assurances from vendors of certain systems, such as elevators, and we do not believe that the failure of other non-IT systems would have a material impact on us. We believe that we will be able to replace or modify all significant non-IT systems which are not year 2000 compliant by December 1999.

      Expense of Year 2000 Project. We currently estimate that we will expend approximately $2.9 million to acquire new hardware and other equipment, acquire new membership software, upgrade our existing membership software, update our financial accounting software and make the other modifications to our IT systems described above. Most of these expenses would be incurred in order to upgrade our membership and accounting systems in the ordinary course of business. Of this amount, $800,000 has been expended to date. This expenditure will include new hardware and other equipment and software programs. We have not determined what amounts we will expend to replace non-IT systems, but we do not expect such costs to be material.

      Third Party Systems. We believe that the only third parties whose year 2000 problems could have a material effect on us are financial institutions that process our EFT and credit card transactions. We believe that these institutions have completed, or will complete prior to year 2000, modifications to their systems to insure year 2000 compliance; however, we are unable to test third party systems.

      Risks of Year 2000 Problems. The failure to correct a material year 2000 problem could interrupt our normal business activities or operations. We believe that failures in our membership, financial accounting and food and beverage systems, or performance by third parties with respect to EFT and credit card transactions, could materially and adversely affect us. While we intend to test systems supplied by third parties, such testing may not reveal all year 2000 problems. With the exception of certain critical non-IT systems which we have been assured are year 2000 compliant, we do not believe that a failure of other systems would have a material impact on us. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third parties and the performance of systems represented to us by vendors to be year 2000 compliant, we are unable to determine at this time whether year 2000 failures will have a material impact on us. Although our Year 2000 Project is not expected to significantly reduce our level of uncertainty about year 2000 problems, including the year 2000 readiness of third parties, we believe that completion of the Year 2000 Project will reduce the possibility of significant interruptions of normal operations. A contingency plan has not yet been developed for dealing with an interruption of a critical system. We plan to develop and implement such a plan by the fourth quarter of 1999.

      The costs of our Year 2000 Project and the dates on which we believe we will complete the various phases of our Year 2000 Project are based upon our management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer code and imbedded technology, performance of new systems and equipment, the reduction of productivity pending completion of employee training, the need to remediate problems caused by failures in year 2000 compliance by third parties, and similar uncertainties.

FORWARD LOOKING STATEMENTS

      From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements contained in this Report are generally located in the material set forth under the headings "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" but may be found in other locations as well. Forward-looking statements may also be found in our quarterly and other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments including developments relating to the following:

o the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of the notes,

o our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for health and fitness club services generally and competitive pricing trends in the health and fitness market,

o   our ability to successfully develop new sports and fitness clubs,

o disputes or other problems arising with our development partners or landlords,

o changes in economic, competitive, demographic and other conditions in the geographic areas in which we operate, including business interruptions resulting from earthquakes or other causes,

o   competition,

o   changes in personnel or compensation, and

o   changes in statutes and regulations or legal proceedings and rulings.

o We will not update forward-looking statements even though our situation will change in the future.

o   Year 2000 uncertainties.


ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----

Independent Auditors' Report......................................................................       F-1

Consolidated Balance Sheets as of December 31, 1997 and 1998......................................       F-2

Consolidated Statements of Income for the Three-Year Period ended December 31, 1998...............       F-3

Consolidated Statements of Stockholders' Equity for the Three-Year Period ended December 31, 1998        F-4

Consolidated Statements of Cash Flows for the Three-Year Period ended December 31, 1998...........       F-5

Notes to Consolidated Financial Statements........................................................       F-6

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            KPMG LLP


LOS ANGELES, CALIFORNIA
FEBRUARY 19, 1999

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998
                      (in thousands, except share amounts)


                                         ASSETS

                                                                                         1997          1998
                                                                                      ---------     ---------
Current assets:
   Cash and cash equivalents .......................................................  $   1,581     $   2,233
   Accounts receivable, net of allowance for doubtful accounts of $385 and $215 in
      1997 and 1998, respectively ..................................................      2,072         2,480
   Inventories .....................................................................        813         1,527
   Other current assets ............................................................        354           569
   Due from affiliates .............................................................        106           234
                                                                                      ---------     ---------
         Total current assets ......................................................      4,926         7,043

Property and equipment, net ........................................................    106,791       135,269
Equity interest in unconsolidated subsidiary .......................................        862         1,295
Costs in excess of net assets acquired, less accumulated amortization of
   $822 and $1,294 at December 31, 1997 and 1998, respectively .....................     15,917        15,443
Organizational costs and other assets, net .........................................      3,065         4,707
                                                                                      ---------     ---------
                                                                                      $ 131,561     $ 163,757
                                                                                      =========     =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of notes payable and capitalized lease obligations .........  $   2,975     $   7,746
   Notes payable to bank ...........................................................      5,000            --
   Accounts payable ................................................................        948         2,273
   Accrued liabilities .............................................................      7,985         6,227
   Deferred membership revenues ....................................................      9,936         9,953
                                                                                      ---------     ---------
         Total current liabilities .................................................     26,844        26,199

Notes payable and capitalized lease obligations, less current installments .........     42,823        18,755
Notes payable to bank ..............................................................         --        10,940
Deferred lease obligations .........................................................      2,817         2,724
Minority interest ..................................................................        600           600
                                                                                      ---------     ---------
         Total liabilities .........................................................     73,084        59,218
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares
      issued or outstanding ........................................................         --            --
   Common stock, $.01 par value, 40,000,000 shares authorized;
      14,382,621 and 20,896,623 shares issued and outstanding at
      December 31, 1997 and 1998, respectively .....................................        144           209
   Additional paid-in capital ......................................................     53,613       102,361
   Retained earnings ...............................................................      5,674         9,656
   Treasury stock, at cost, 163,976 and 1,258,691 shares at
      December 31, 1997 and 1998, respectively .....................................       (954)       (7,687)
                                                                                      ---------     ---------
         Total stockholders' equity ................................................     58,477       104,539
                                                                                      ---------     ---------
                                                                                      $ 131,561     $ 163,757
                                                                                      =========     =========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three-Year Period Ended December 31, 1998
                    (in thousands, except per share amounts)


                                                                         1996           1997           1998
                                                                     ----------     ----------     ----------
Revenues ......................................................      $   36,918     $   61,154     $   81,923

Operating expenses:
   Direct .....................................................          22,989         43,517         56,746
   Selling, general and administrative ........................           6,052          6,607          8,556
   Depreciation and amortization ..............................           2,490          3,919          5,282
                                                                     ----------     ----------     ----------
        Total operating expenses ..............................          31,531         54,043         70,584
                                                                     ----------     ----------     ----------
           Income from operations .............................           5,387          7,111         11,339

Other income (expense):
   Interest ...................................................          (2,682)        (3,206)        (1,629)
   Minority interests .........................................            (150)           (22)          (150)
   Equity interest in net income of unconsolidated subsidiaries             631            696            880
   Non-recurring items ........................................            (300)        (2,025)          (314)
                                                                     ----------     ----------     ----------
          Income before income taxes and extraordinary charge .           2,886          2,554         10,126
Provision for income taxes ....................................           1,183          1,014          3,971
                                                                     ----------     ----------     ----------
          Net income before extraordinary charge ..............           1,703          1,540          6,155

Extraordinary charge from early extinguishment of debt,
    net of income tax effect of $1,331 ........................              --             --          2,173
                                                                     ----------     ----------     ----------
          Net income ..........................................      $    1,703     $    1,540     $    3,982
                                                                     ==========     ==========     ==========

Net income per share before extraordinary charge:
   Basic ......................................................      $     0.15     $     0.12     $     0.33
                                                                     ==========     ==========     ==========
   Diluted ....................................................      $     0.15     $     0.12     $     0.33
                                                                     ==========     ==========     ==========

Per share effect of extraordinary charge:
   Basic ......................................................      $       --     $       --     $    (0.12)
                                                                     ==========     ==========     ==========
   Diluted ....................................................      $       --     $       --     $    (0.12)
                                                                     ==========     ==========     ==========

Net income per share:
   Basic ......................................................      $     0.15     $     0.12     $     0.21
                                                                     ==========     ==========     ==========
   Diluted ....................................................      $     0.15     $     0.12     $     0.21
                                                                     ==========     ==========     ==========

Weighted average number of common shares outstanding:
   Basic ......................................................          11,355         12,524         18,603
                                                                     ==========     ==========     ==========
   Diluted ....................................................          11,360         12,683         18,829
                                                                     ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Three-Year Period Ended December 31, 1998
                                 (in thousands)


                                                      Common Stock          Additional                        Treasury Stock
                                                ------------------------      Paid-in      Retained      -------------------------
                                                  Shares        Amount        Capital      Earnings        Shares         Amount
                                                ----------    ----------    ----------    ----------     ----------     ----------
Balance January 1, 1996 ..................          11,355    $      114    $   36,927    $    2,450             --             --
    Net income ...........................              --            --            --         1,703             --             --
    Issuance of common stock to outside
      directors ..........................               3            --             8            --             --             --
                                                ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 1996 ...............          11,358           114        36,935         4,153             --             --
    Net income ...........................              --            --            --         1,540             --             --
    Sale of common stock .................           2,730            27        14,973            --             --             --
    Issuance of common stock in connection
      with acquisition of The Sports Club/
      Las Vegas ..........................             291             3         1,672            --             --             --
    Treasury stock repurchased ...........              --            --            --            --            185     $   (1,034)
    Reissuance of treasury stock for
      employee stock plans ...............              --            --            --           (19)           (21)            80
    Issuance of common stock to outside
      directors ..........................               4            --            33            --             --             --
                                                ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 1997 ...............          14,383    $      144    $   53,613    $    5,674            164     $     (954)
    Net income ...........................              --            --            --         3,982             --             --
    Sale of common stock net
      of issuance cost of $695 ...........           6,500            65        48,639            --             --             --
    Treasury stock repurchased ...........              --            --            --            --          1,107         (6,800)
    Reissuance of treasury stock
      for employee stock plans ...........              --            --            45            --            (12)            67
    Exercise of employee stock options ...              10            --            26            --             --             --
    Issuance of common stock to
      outside directors ..................               4            --            38            --             --             --
                                                ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 1998 ...............          20,897    $      209    $  102,361    $    9,656          1,259     $   (7,687)
                                                ==========    ==========    ==========    ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three-year Period Ended December 31, 1998
                                 (in thousands)


                                                                               1996           1997           1998
                                                                            ----------     ----------     ----------
Cash flows from operating activities:
   Net income ........................................................      $    1,703     $    1,540     $    3,982
   Adjustments to reconcile net income to cash provided by operating activities:
         Loss on early extinguishment of debt, net of tax ............              --             --          2,173
         Depreciation and amortization ...............................           2,490          3,919          5,282
         Accrued management fees .....................................             (97)            --             --
         Equity interest in net income of unconsolidated subsidiaries             (631)          (696)          (880)
         Distributions from unconsolidated subsidiaries ..............             623            469            447
         Stock issued as directors' fees .............................               8             33             38
         Loss on sale of Sports Connections ..........................             300             --             --
         Minority interest in Reebok Sports Club/NY ..................              --           (128)            --
         (Increase) decrease in:
            Accounts receivable, net .................................             149         (1,176)          (408)
            Inventories ..............................................             105           (395)          (714)
            Other current assets .....................................             (12)        (2,187)          (830)
         Increase (decrease) in:
            Accounts payable .........................................            (816)          (493)         1,325
            Accrued liabilities ......................................             225          2,519           (315)
            Deferred membership revenues .............................            (633)         1,635             17
            Deferred lease obligations ...............................             211           (492)           (93)
                                                                            ----------     ----------     ----------
            Net cash provided by operating activities ................           3,625          4,548         10,024
Cash flows from investing activities:
   Capital expenditures ..............................................          (2,788)        (4,899)       (28,623)
   Business acquisitions, net of cash acquired .......................          (2,118)       (10,778)            --
   Proceeds from sale of Sports Connections ..........................           3,569             --             --
   Sale of other non-operating assets ................................              95             --             --
   Treasury stock acquired ...........................................              --         (1,034)        (6,800)
                                                                            ----------     ----------     ----------
            Net cash used for investing activities ...................          (1,242)       (16,711)       (35,423)
Cash flows from financing activities:
   (Increase) decrease in due from affiliates ........................             540            937           (128)
   Exercise of employee stock options ................................              --             --             26
   Proceeds from sale of common stock ................................              --         10,000         48,704
   Proceeds from notes payable and capitalized lease obligations .....          23,371          2,324         10,940
   Repayments of notes payable and capitalized lease obligations .....         (23,693)        (3,663)       (33,491)
                                                                            ----------     ----------     ----------
            Net cash provided by financing activities ................             218          9,598         26,051
                                                                            ----------     ----------     ----------
            Net increase (decrease) in cash and cash equivalents .....           2,601         (2,565)           652
Cash and cash equivalents at beginning of year .......................           1,545          4,146          1,581
                                                                            ----------     ----------     ----------
Cash and cash equivalents at end of year .............................      $    4,146     $    1,581     $    2,233
                                                                            ==========     ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ............................      $    3,068     $    3,599     $    2,636
                                                                            ==========     ==========     ==========
   Cash paid during the year for income taxes ........................      $      590     $      306     $    1,881
                                                                            ==========     ==========     ==========
   Capital expenditures financed .....................................      $      153     $    7,223     $    5,690
                                                                            ==========     ==========     ==========
   Stock issued in exchange for interest in Reebok-Sports Club/NY ....      $       --     $    5,000     $       --
                                                                            ==========     ==========     ==========
   Stock issued as partial consideration for The Sports Club/Las Vegas      $       --     $    1,675     $       --
                                                                            ==========     ==========     ==========
   Acquisition of land and building under capital lease ..............      $       --     $   10,000     $       --
                                                                            ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998


1. ORGANIZATION

      The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), under the "Sports Club" and "Spectrum Club" names. Sports Clubs have been developed as "urban country clubs" offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. Spectrum Clubs are designed as smaller-scale Sports Clubs with an extensive range of services. Both Sports Clubs and Spectrum Clubs are marketed to affluent, health conscience individuals who desire a premier Club.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

      The Company receives a one-time non-refundable initiation fee and monthly membership dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market using the average cost method.

Depreciation and Amortization

      Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements. Loan costs are amortized over the terms of the related loans and organizational costs are amortized over five years. Costs in excess of net assets of acquired businesses are being amortized on a straight-line basis over forty years.

Start-up Costs

      The Company will adopt Statement of Position 98-5, "Accounting for Start-Up Costs" ("SOP 98-5") effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new fitness clubs, except for real estate related costs, be expensed as incurred. This is a change from the Company's previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Club opening. As a result, the Company will record a one-time charge equal to the unamortized balance of all capitalized development and start-up costs as of January 1, 1999. This charge will be recorded as a cumulative effect of a change in accounting principle net of the related income tax effect. The amount of this charge is currently expected to be approximately $1.0 million.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not experienced an impairment of value of any of its long-lived or identifiable intangible assets as of December 31, 1998.

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

Earnings per Share

      The Company presents Basic and Diluted earnings per share. Basic earnings reflects only the actual weighted average shares of common stock outstanding during the period. Diluted earnings per share includes the effects of all dilutive options, warrants and other securities and utilizes the treasury stock method.

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

Fair Value of Financial Instruments

      The carrying amounts of financial instruments approximate fair value as of December 31, 1998. The carrying amounts related to cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

Segment Reporting

      The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for public enterprises to report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures concerning products and services, geographic areas and major customers. Management has determined that the Company has one principal operating segment, the operation of sports and fitness clubs. The adoption of SFAS 131 has had no impact on the Company's financial position or results of operations.

Computer Software Costs

      The Company will adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides guidance as to appropriate treatment of internal use software costs that is acquired or internally developed. The adoption of SOP 98-1 may impact the Company's accounting for its membership software system currently being implemented. The Company has not yet determined whether the application of SOP 98-1 will have a material impact upon the Company's financial position or results of operations.

3. ACQUISITIONS

Sports Clubs

      On December 30, 1996, the Company acquired an additional 10.1% interest in the Reebok-Sports Club/NY partnership for $2.5 million which increased the Company's ownership in the partnership to 50.1%. This acquisition was accounted for as a purchase and accordingly, the operations of the Club are included in the Company's consolidated statements of income from the date of acquisition. Prior to this acquisition, the Company's interest was recorded under the equity method of accounting. Goodwill of approximately $3.8 million resulted from this transaction.

      On June 23, 1997, the Company completed the sale of 2,105,263 shares of its Common Stock to Millennium Entertainment Partners L.P., (including affiliated entities, hereafter referred to as "Millennium"). In exchange for the newly issued shares, the Company received $5.0 million cash, Millennium's 9.9% Partnership interest in The Reebok-Sports Club/NY Partnership, a $2.5 million note due from the Partnership and Millennium's rights to certain accrued management fees due from the Partnership. This transaction increased the Company's ownership in the Partnership to 60%. The Company also signed definitive leases with Millennium to jointly develop Sports Clubs in Washington D.C. and San Francisco, California on properties currently under development by Millennium. The Company has also signed a letter of intent to develop a Sports Club in Boston, Massachusetts on property currently under development by Millennium.

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

Spectrum Clubs

      On December 31, 1997, the Company acquired four Clubs from Racquetball World, which are now operated as Spectrum Clubs, for a total purchase price (including the portion paid by Millennium described below) of approximately $19.4 million. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these two properties to the Company under a financing lease agreement which is reflected as capitalized lease obligations in the Company's consolidated balance sheet. At any time during the first three years of the lease the Company may purchase the leased property from Millennium for a purchase price determined pursuant to the lease, currently estimated to be approximately

$10.2 million. Millennium has the right to require the Company to acquire its interest in the property upon the occurrence of certain events defined in the lease.

      A cash payment of approximately $6.0 million was made to the sellers and their creditors and the Company assumed approximately $2.0 million of liabilities. In addition, up to 159,081 shares of the Company's Common Stock valued at approximately $1.4 million will be issued to certain of the selling entities, subject to reduction if certain liabilities of the Clubs exceed agreed-upon amounts. In a private placement completed in December 1997, the Company sold 625,000 shares of its Common Stock to Millennium for $5.0 million to raise funds to complete this acquisition. The acquisition was accounted for as a purchase. Accordingly, the operations of these four Clubs are included in the Company's statement of operations from the date of acquisition.

SportsMed

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

      The following pro forma financial data present the Company's unaudited pro forma statement of income for the year ended December 31, 1997, giving effect to the Reebok-Sports Club/NY, The Sports Club/Las Vegas and the four Spectrum Club acquisitions as if these transactions had occurred on January 1, 1997. None of the acquisitions was considered to be significant individually or in the aggregate under the applicable rules of the Securities and Exchange Commission. The STS operation is not material to the consolidated statement of income, and accordingly, its impact has been excluded from the following pro forma presentation. The unaudited pro forma condensed statement of income does not purport to represent what the Company's actual results of operations would have been had such transactions in fact occurred on such date. The unaudited pro forma condensed statement of income also does not purport to project the results of operations of the Company for any future period.


                                                               Year ended
                                                            December 31, 1997
                                                            -----------------
                                                              (Unaudited)
                                                             (in thousands,
                                                            except per share
                                                                  data)
Revenues ................................................      $   72,707
Operating expenses ......................................          65,944
                                                               ----------
Income from operations ..................................           6,763
Other expenses ..........................................           6,159
                                                               ----------
Income before provision for income taxes ................             604
Provision for income taxes ..............................             273
                                                               ----------
Net income ..............................................      $      331
                                                               ==========

Net income per share:
  Basic .................................................      $      .02
                                                               ==========
  Diluted ...............................................      $      .02
                                                               ==========

Weighted average number of common shares outstanding:
  Basic .................................................          14,456
                                                               ==========
  Diluted ...............................................          14,615
                                                               ==========

4. PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, less accumulated depreciation, which is summarized as follows:

                                                              At December 31,
                                                        ----------------------------
                                                           1997              1998
                                                        ----------        ----------
                                                               (in thousands)
Land ...........................................        $   18,234        $   21,484
Building and improvements ......................            82,405           107,000
 Furniture, fixtures and equipment .............            14,095            19,305
                                                        ----------        ----------
                                                           114,734           147,789
Less accumulated depreciation and amortization..             7,943            12,520
                                                        ----------        ----------
Net property and equipment .....................        $  106,791        $  135,269
                                                        ==========        ==========

      Equipment under capital leases was $7,456,000 and $10,479,000 and related accumulated amortization was $1,854,000 and 3,271,000 at December 31, 1997 and 1998, respectively.

      Included in buildings and improvements at December 31, 1997 and 1998, is $10,000,000 of buildings acquired under a capital lease in connection with the acquisition of four Spectrum Clubs (See Note 3). No amortization was recorded for the year ending December 31, 1997 due to the close proximity of the acquisition to the end of the year. Accumulated amortization at December 31, 1998 was $255,000.

5. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

      Notes payable and capitalized lease obligations are summarized as follows:

                                                                At December 31,
                                                              1997             1998
                                                           ----------       ----------
                                                                 (in thousands)
The Sports Club/LA note (a) .........................      $   22,378       $       --
The Sports Club/Irvine note (b) .....................           4,875            4,375
Spectrum Club - Agoura Hills note (c) ..............            2,533            2,506
Spectrum Clubs Fullerton and Santa Ana lease (d)  ...          10,000            9,745
Equipment financing loans (e) .......................           5,602            7,208
Other notes payable .................................             410            2,667
                                                           ----------       ----------
                                                               45,798           26,501
Less current installments ...........................           2,975            7,746
                                                           ----------       ----------
                                                           $   42,823       $   18,755
                                                           ==========       ==========

(a) The Sports Club/LA note was at a 10.63% rate of interest and required a monthly payment of approximately $262,000 with a balloon payment of approximately $17.5 million on April 1, 2003. In April 1998 the Company pre-paid this note and incurred a prepayment penalty of $3.5 million. The prepayment penalty has been recorded as an extraordinary charge on the accompanying statement of income, recorded net of its income tax effect of $1.3 million.

(b) The Sports Club/Irvine note was issued to previous owners of this Club. The note is secured by land, equipment, building improvements and the building of The Sports Club/Irvine, bears interest at the rate of 6%, and requires quarterly principal payments of $125,000 and a balloon payment of $4.0 million on November 1, 1999.

(c) The Spectrum Club - Agoura Hills note was issued by a savings and loan association to complete the Company's acquisition of the Spectrum Club - Agoura Hills. The note is secured by land, equipment, building improvements and the building of the Spectrum Club - Agoura Hills. The note bears interest at the rate of 8.5%. Monthly principal and interest payments of $20,107 are required through the note's maturity in April 2024.

(d) In December 1997, the Company acquired four Spectrum Clubs. Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these two properties to the Company under a financing lease agreement which is reflected as a capital lease obligation in the Company's consolidated balance sheet.

(e) The equipment financing loans are secured by the furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over five years with effective interest rates between 8% to 10%.

      Future minimum annual principal payments at December 31, 1998, are as follows (in thousands):

      1999...........................................   $  7,746
      2000...........................................      3,906
      2001...........................................      1,819
      2002...........................................      1,342
      2003...........................................        849
      Thereafter.....................................     10,839
                                                        --------
                                                        $ 26,501
                                                        ========

6. BANK CREDIT FACILITY

      At December 31, 1998, the Company had a $30.0 million bank credit facility. At that date, $10.9 million was outstanding and an additional $4.0 million was utilized in the form of a letter of credit. The loans are unsecured, however, the Company is prohibited from pledging any of its assets except for normal furniture, fixture and equipment financing. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratio requirements. The Company was in compliance with its covenants as of December 31, 1998. (See Note 13).

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

      The Company leases certain facilities pursuant to various operating lease agreements. The Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 35 years, including renewal options, with the earliest expiration date of March 30, 2000. Future minimum noncancelable operating lease payments as of December 31, 1998 are as follows (in thousands):


      Year ending December 31:
           1999......................................   $ 10,968
           2000......................................     16,870
           2001......................................     22,551
           2002......................................     22,780
           2003......................................     23,345
           Thereafter................................    313,538
                                                        --------
                Total minimum lease payments.........   $410,052
                                                        ========

      Rent expense for facilities and equipment aggregated, $1,960,000, $7,438,000 and 8,174,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Litigation

      The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents and disputes with landlords. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the financial condition, cash flow or operations of the Company.

Employment Agreements

      The Company currently has employment agreements with three key executive officers which expire in December 31, 2000. The agreements provide the executives with a base compensation and, in the event of certain conditions, a severance payment not to exceed three times each executive's annual compensation.

8. INCOME PER SHARE

      The following is a reconciliation of the basic and diluted income per share computations for the years 1996, 1997 and 1998:

                                                       Year ended December 31,
                                            --------------------------------------------
                                               1996             1997             1998
                                            ----------       ----------       ----------
                                               (in thousands, except per share data)

Net income used for basic and
  diluted income per share ...........      $    1,703       $    1,540       $    3,982
                                            ==========       ==========       ==========

Shares of Common Stock and
  Common Stock equivalents:
      Weighted average shares used
       in basic computation ..........          11,355           12,524           18,603

      Weighted stock options .........               5              159              226
                                            ----------       ----------       ----------
      Impact from dilutive shares ....          11,360           12,683           18,829
                                            ==========       ==========       ==========

Income per share:
  Basic ..............................      $     0.15       $     0.12       $     0.21
                                            ==========       ==========       ==========
  Diluted ............................      $     0.15       $     0.12       $     0.21
                                            ==========       ==========       ==========

9. INCOME TAXES

      The provision for income taxes consists of the following:

                                         Year ended December 31,
                              ----------------------------------------------
                                 1996              1997              1998
                              ----------        ----------        ----------
                                              (in thousands)
Current:
     Federal ..............   $      985        $      842        $    2,893
     State ................          280               255               839
                              ----------        ----------        ----------
                                   1,265             1,097             3,732
                              ----------        ----------        ----------
Deferred:
     Federal ..............          (78)              (78)              156
     State ................           (4)               (5)               83
                              ----------        ----------        ----------
                                     (82)              (83)              239
                              ----------        ----------        ----------
Income tax provision ......   $    1,183        $    1,014        $    3,971
                              ==========        ==========        ==========

Tax benefit from extraordinary charge:
     Federal...................................................   $   (1,021)
     State.....................................................         (310)
                                                                  ----------
Total provision from extraordinary charge......................   $   (1,331)
                                                                  ==========


      Income tax expense from net income before income taxes and extraordinary charge differs from the statutory rate as applied to net income before income taxes and extraordinary charge as follows:

                                                                Year ended December 31
                                                    ----------------------------------------------
                                                       1996              1997              1998
                                                    ----------        ----------        ----------
                                                                    (in thousands)
Computed "expected" tax expense ..............      $      981        $      868        $    3,443
Increase (decrease) in tax resulting from:
   State taxes - net of federal benefit ......             182               165               609
   Meals and entertainment ...................               7                 8                 8
   Goodwill amortization .....................              65                80                80
   Other .....................................             (52)             (107)             (169)
                                                    ----------        ----------        ----------
Income tax provision .........................      $    1,183        $    1,014        $    3,971
                                                    ==========        ==========        ==========

      The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows:

                                                         At December 31,
                                                  ----------------------------
                                                     1997              1998
                                                  ----------        ----------
                                                        (in thousands)
Deferred tax assets:
    Deferred initiation fees ...............      $      688        $      811
    Accrued vacation .......................             142               182
    Bad debt ...............................             154                86
    State taxes ............................              44               180
                                                  ----------        ----------
          Gross deferred tax assets ........           1,028             1,259
                                                  ----------        ----------
Deferred tax liabilities:
    Depreciation and amortization ..........          (3,419)           (3,889)
    Other ..................................            (542)             (542)
                                                  ----------        ----------
          Gross deferred tax liabilities ...          (3,961)           (4,431)
                                                  ----------        ----------
Net deferred tax liability .................      $   (2,933)       $   (3,172)
                                                  ==========        ==========

10. STOCK PLANS

      The Company has elected to measure the impact of its stock options under the provisions of APB No. 25, using the intrinsic value method. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

      The Company has an employee stock option plan which is described below. The Company applied APB No. 25 in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with SFAS 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated below:

                                             Year ended December 31
                                 ------------------------------------------------
                                    1996               1997               1998
                                 ----------         ----------         ----------
Net income:
        As reported .....        $    1,703         $    1,540         $    3,982
        Pro forma .......        $    1,533         $    1,368         $    3,504
Basic income per share:
        As reported .....        $      .15         $      .12         $      .21
        Pro forma .......        $      .14         $      .11         $      .19

      The fair value of all option grants for the Company's plan are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1996, 1997 and 1998 respectively: dividend yield of 0%, 0% and 0%; expected volatility of 51.3%, 62.1%, and 71.4% risk-free interest rates of 7.0%, 6.5% and 6.0% and expected economic lives of 7.0 years, 6.0 years and 5.9 years.

      1,800,000 shares of Common Stock are reserved under the Company's Amended and Restated 1994 Stock Incentive Plan (the "Plan"), which authorizes the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights.

      Options allow for the purchase of Common Stock at prices determined by the Company's Compensation Committee. Incentive stock options must be granted at a price at least equal to the fair market value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair market value of the Company's Common Stock at the date of grant. Options granted under the Plan may, at the election of the Compensation Committee, become exercisable in installments. Except for the options granted to the Chief Executive Officer which expire on the fifth anniversary of the grant date, all options will expire on the tenth anniversary of the grant date.

      A summary of the status of the Company's stock option plans as of December 31, 1996, 1997 and 1998 and changes during the years then ended are presented below:

                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                             Shares           Price
                                                          ----------       ----------
Outstanding at January 1, 1996 .....................         297,000       $     5.06
Granted ............................................         220,500             2.66
Canceled ...........................................          25,000             3.18
                                                          ----------
Outstanding at December 31, 1996 ...................         492,500             3.17
                                                          ==========
Options excercisable at December 31, 1996 ..........         185,505             3.28
                                                          ==========
Weighted-average per share fair value of options
  granted during year ended December 31, 1996 ......                             1.75

Outstanding at January 1, 1997 .....................         492,500             3.17
Granted ............................................         155,000             5.51
Canceled ...........................................           5,000             3.10
                                                          ----------
Outstanding at December 31, 1997 ...................         642,500             3.77
                                                          ==========
Options excercisable at December 31, 1997 ..........         334,512             3.23
                                                          ==========
Weighted-average per share fair value of options
  granted during year ended December 31, 1997 ......                             3.53

Outstanding at January 1, 1998 .....................         642,500             3.77
Granted ............................................         342,000             7.99
Canceled ...........................................           2,000             2.56
Exercised ..........................................          10,002             2.61
                                                          ----------
Outstanding at December 31, 1998 ...................         972,498             5.25
                                                          ==========
Options excercisable at December 31, 1998 ..........         462,696             3.52
                                                          ==========
Weighted-average per share fair value of options
  granted during year ended December 31, 1998 ......                             5.43

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Weighted
                                     Average
                                    Remaining
Exercise            Number         Contractual            Options
 Prices          Outstanding       Life (Years)         Exercisable
--------         -----------       ------------         -----------
$8.3750             27,000             8.84                 9,008
 5.3750             68,000             8.50                22,672
 4.3750             60,000             8.22                20,000
 2.7500             55,666             7.83                36,349
 2.5625             58,832             7.40                37,000
 2.6875             70,000             7.17                46,667
 3.0000            225,000             6.58               225,000
 5.2500             66,000             6.25                66,000
 8.2500             30,000             4.32                    --
 8.0000            302,000             9.28                    --
 7.0000             10,000             9.54                    --
                  --------                               --------
                   972,498                                462,696
                  ========                               ========

      Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair market value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 1998, no SAR's had been granted.

      Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair market value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 1998, no purchase rights had been granted.

      In July 1994, the Company instituted its 1994 Stock Compensation Plan for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 16,000 shares have been issued to outside directors under the plan.

11. RELATED PARTY TRANSACTIONS

      Due from affiliates consist of advances made to unconsolidated affiliates in the normal course of business. Such advances are payable on demand.

      The Company manages the operation of its unconsolidated subsidiary, the Spectrum Club - Manhattan Beach, of which it owns a 46.1% interest. The Company receives a fee of $33,322 per month plus 4.5% of the Club's gross revenues for managing this Club. The Company also manages the operations of the Reebok Sports Club/NY and receives a fee of approximately 5.87% of the gross monthly collections, as defined. Management fees relating to Reebok Sports Club/NY of $779,000 for the year ended December 31, 1996 were earned and included in the Company's income statement. Management fees of $1.1 million and $1.3 million relating to Reebok Sports Club/NY were earned for the year ended December 31, 1997 and 1998. These amounts are eliminated from income and expense in the presentation of the Company's 1997 and 1998 consolidated statement of income.

      The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 to Millennium. All such, payments are reflected as rent expense in the consolidated statement of income. The Company has entered into leases with Millennium to develop Sports Clubs in San Francisco and Washington D.C., and is currently negotiating with Millennium with respect to the development of a Sports Club in Boston.

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

13. SUBSEQUENT EVENTS

      The Company has commenced an offering of Senior Secured Notes due in 2006. Estimated proceeds of such offering are expected to be used to repay long-term debt, fund new club development and for general corporate purposes. Upon completion of the offering, the Company anticipates reducing its bank credit facility to $20.0 million. There can be no assurance the offering will be completed.

      In 1999, the Company approved an additional $4.0 million for use in the continuation of its plan to repurchase shares of Common Stock. At February 19, 1999, 818,000 shares have been repurchased for $3.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following provides certain information regarding our directors and executive officers:

NAME                                        AGE    POSITION
----                                        ---    --------
D. Michael Talla.......................     52     Chairman of the Board and Chief Executive Officer
John M. Gibbons........................     50     President, Chief Operating Officer and Director
Nanette Pattee Francini................     50     Executive Vice President and Director
Timothy M. O'Brien.....................     47     Chief Financial Officer and Assistant Secretary
Philip J. Swain........................     41     Vice President Operations
Mark S. Spino..........................     44     Vice President Development
Brian J. Collins.......................     38     Director
Rex A. Licklider.......................     55     Vice Chairman of the Board
Andrew L. Turner.......................     52     Director
Dennison T. Veru.......................     38     Director

      The following information summarizes the business experience during at least the past five years of each of our directors and executive officers.

      D. Michael Talla began developing sports and fitness clubs in 1977 and has served as our Chief Executive Officer and Chairman of the Board since our inception in 1994. He has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 sports and fitness clubs in the United States, including all Clubs developed by The Sports Club Company. Mr. Talla holds a Bachelor of Arts Degree in Business Administration from the University of Arizona.

      John M. Gibbons was hired to serve as our Chief Financial Officer in May 1994 and became Executive Vice President in February 1995 and President and Chief Operating Officer in July 1995. He has been one of our directors since 1995. From September 1993 until May 1994, Mr. Gibbons was a self-employed financial and business consultant whose clients included us. From February 1990 until September 1993, Mr. Gibbons was employed as a Vice President by Com Systems, Inc., a publicly traded long-distance telecommunications company located in Westlake Village, California, serving as General Manager and Senior Vice President from December 1992 to September 1993, and as Chief Financial Officer from August 1991 through December 1992. He holds a Bachelor of Business Administration from Notre Dame and a Masters of Business Administration from the University of Southern California. Mr. Gibbons is a Certified Public Accountant.

      Nanette Pattee Francini began developing sports and fitness clubs in 1977 and has served as our Executive Vice President and has been principally responsible for overseeing all marketing activities since our inception in 1994. Ms. Pattee Francini has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 sports and fitness clubs, including all the Clubs developed by The Sports Club Company. She has been one of our Directors since 1994. Ms. Pattee Francini holds a Bachelor of Arts Degree from the University of Arizona.

      Timothy M. O'Brien was hired as our Chief Financial Officer in February 1995 and since June 1995 has also served as Assistant Secretary. From July 1993 until February 1995, he was employed as Vice President/Controller of WCT Communications, Inc., a publicly traded long-distance telecommunications company. From May 1989 until July 1993, Mr. O'Brien was Controller for Com Systems, Inc., a publicly traded long-distance telecommunications company located in Westlake Village, California. Mr. O'Brien has a Bachelor of Business Administration degree from the University of Wisconsin-Madison and is a Certified Public Accountant.

      Philip J. Swain has served as Vice President Operations since our inception. Mr. Swain has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 15 sports and fitness clubs in the United States, including many of our current Clubs.

      Mark S. Spino has served as our Vice President Development since our inception. Mr. Spino has been in the sports and fitness industry for more than 15 years and has developed or participated in the development of more than 15 sports and fitness clubs in the United States, including many of our current Clubs. Mr. Spino holds a Bachelor of Arts and a Master of Arts degree in physical education from the University of Southern California.

      Brian J. Collins has been one of our Directors since 1997. Since December 1996 Mr. Collins has served as Vice President and Chief Financial Officer of Millennium Partners Management LLC, an affiliate of Millennium Entertainment Partners L.P., which is a real estate developer of mixed use urban entertainment projects. Beginning in June 1997, he has been a principal of Millennium Partners Management LLC. From March 1993 to November 1996, Mr. Collins was Senior Vice President at Carol Management Corp., an owner and operator of real estate and hotel properties. Mr. Collins holds a Bachelor of Arts Degree from Colgate University and a Masters of Science from New York Graduate School of Business. For so long as Millennium maintains at least a 12% interest in our equity securities, we and certain of our stockholders have agreed with Millennium to cause a nominee of Millennium to be appointed or elected to our Board of Directors. Mr. Collins is currently serving as Millennium's nominee pursuant to this agreement. See "Certain Relationships and Related Transactions."

      Rex A. Licklider has been the Vice Chairman of the Board since 1994. Mr. Licklider has been a consultant to us for strategic and financial planning since our inception. He founded Com Systems, Inc., a publicly traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Mr. Licklider is a founder and director of Pentium Investments, Inc. and a director of Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children's Bureau of Southern California, Los Angeles Youth Programs, Inc. and Marymount High School in Los Angeles, California. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

      Andrew L. Turner has been a Director since 1994. He has also been Chairman of the Board of Directors and Chief Executive Officer of Sun Healthcare Group, Inc., a publicly traded long-term health care services provider, since its formation in 1989. From 1986 to 1989, Mr. Turner served as Chief Operating Officer of Horizon Health Care Corporation, a publicly traded health care services provider. Mr. Turner is also a director of Watson Pharmaceuticals, Inc., a publicly traded pharmaceutical manufacturing company.

      Dennison T. Veru has been a Director since 1996. Since November 1992, he has been President of Awad & Associates, a money management division of Raymond James Financial. From November 1990 to November 1992, Mr. Veru served as Executive Vice President, Investments of Smith Barney, Inc., specializing in small and medium capitalization stocks. Mr. Veru also serves as a director of Lois USA, Inc., a publicly traded company. He is a graduate of Franklin and Marshall College.

      Directors who are not employees of The Sports Club Company receive an annual retainer fee of $12,000, a fee of $1,000 for each Board and committee meeting attended and reimbursement of expenses of attending Board and committee meetings. They also receive an annual award of 1,000 shares of our common stock pursuant to our 1994 Stock Compensation Plan, which has been increased to 2,000 shares for 1999, subject to receipt of stockholder approval of an amendment to the 1994 Stock Compensation Plan.

      Our directors are divided into three classes having terms expiring at the annual stockholders meetings in 1999 (Ms. Pattee Francini and Mr. Veru), 2000 (Messrs. Talla and Licklider) and 2001(Messrs. Turner, Gibbons and Collins), or such later dates as their successors are elected. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected.

      Officers serve at the pleasure of the Board of Directors subject to any rights under employment agreements.

      The Board of Directors has created an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Collins, Turner and Veru, is charged with reviewing our annual audit and meeting with our independent auditors and reviewing our internal controls and financial management practices. The Compensation Committee, also composed of Messrs. Collins, Turner and Veru, recommends to the Board of Directors compensation for key employees and administers the 1994 Stock Incentive Plan.

CERTAIN TRANSACTIONS

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of such reports. Based on our review of the copies of those reports and written representations which we have received, we believe that all such filings required to be made during calendar 1998 have been made, except that as a result of administrative oversight, a report relating to a single transaction by Andrew L. Turner was filed late.

ITEM 11. EXECUTIVE COMPENSATION

      The table below shows, for the last three fiscal years, the amount of compensation earned by the Chief Executive Officer and the next five most highly compensated executive officers (the "Named Executive Officers"). The current salaries of such executive officers are described below under "Employment Agreements."


                                                                              LONG-TERM
                                                                            COMPENSATION
                                           ANNUAL COMPENSATION                 SHARES             ALL OTHER
                                        --------------------------           UNDERLYING         COMPENSATION
NAME & POSITION                YEAR     SALARY($)(a)      BONUS($)        OPTIONS AWARDS(#)        ($)(b)
---------------                ----     ------------      --------        -----------------     ------------
D. Michael Talla..........     1998     $ 243,000(c)      $45,000              30,000             $ 3,168
  Chief Executive Officer      1997       239,250(c)           --                  --               3,135
  And Chairman of the Board    1996       218,000(c)           --                  --                  --

Nanette Pattee Francini...     1998       154,800          35,000              30,000                 825
  Executive Vice President     1997       145,100          10,000              15,000                  --
  And Director                 1996       124,175              --              15,000                  --

John M. Gibbons...........     1998       264,108(d)       42,000              30,000               2,534
  President, Chief Operating   1997       245,883(d)       25,000                  --               2,637
  Officer and Director         1996       232,800(d)       25,000             225,000               2,256

Mark S. Spino.............     1998       145,000          35,000              30,000               2,775
  Vice President of            1997       134,125          10,000              15,000                  --
  Development                  1996       116,795              --              15,000                  --

Philip J. Swain...........     1998       155,000          35,000              30,000               2,063
  Vice President of            1997       146,031          15,000              15,000                 908
  Operations                   1996       131,375              --              25,000                  --

Timothy M. O'Brien........     1998       146,300          35,000              30,000               3,168
  Chief Financial Officer      1997       137,667          10,000              15,000               2,807
  And Assistant Secretary      1996       122,175           5,000              20,000               1,791

----------

(a)   Includes automobile allowance.

(b) Represents value of our common stock contributed for the benefit of the Named Executive Officer, under the 401-K Profit Sharing Plan, based upon the December 31, 1998 closing market price of $3 15/16 per share, on the American Stock Exchange.

(c) Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA's net cash flow. This amount is not included in Mr. Talla's compensation. See "Certain Relationships and Related Transactions."

(d) Includes an allowance for living expenses paid to Mr. Gibbons under the terms of his employment agreement.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

      The following table describes option grants to the Named Executive Officers during the last fiscal year.

                                              % OF
                                              TOTAL                                   POTENTIAL REALIZABLE
                                             OPTIONS                                    VALUE AT ASSUMED
                                SHARES       GRANTED                                  ANNUAL RATES OF STOCK
                              UNDERLYING       TO      EXERCISE                      PRICE APPRECIATION FOR
                                OPTIONS     EMPLOYEES    PRICE      EXPIRATION           OPTION TERM(b)
NAME                         GRANTED(#)(a)  FOR 1998    ($/SH)         DATE             5%($)        10%($)
----                         -------------  ---------  --------     ----------      ----------     --------
D. Michael Talla.........       30,000        8.77%     $ 8.25       4/27/2003       $ 155,651     $ 394,451
Nanette Pattee Francini..       30,000        8.77        8.00       4/14/2008         150,935       382,498
John M. Gibbons..........       30,000        8.77        8.00       4/14/2008         150,935       382,498
Mark S. Spino............       30,000        8.77        8.00       4/14/2008         150,935       382,498
Phillip J. Swain.........       30,000        8.77        8.00       4/14/2008         150,935       382,498
Timothy M. O'Brien.......       30,000        8.77        8.00       4/14/2008         150,935       382,498

----------

(a) All grants are incentive stock options granted under the terms of our 1994 Stock Incentive Plan, at an exercise price equal to or greater than 100% of the fair market value of our common stock on the date of grant. Except for the options granted to Mr. Talla, which expire five years from the date of grant, these options expire ten years from the date of grant, and all of these options vest in 33 1/3% increments on the first three anniversaries of the grant.

(b) The dollar amounts listed below are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the SEC and are not intended to forecast possible future appreciation, if any, of our common stock. If our common stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

UNEXERCISED STOCK OPTIONS AND FISCAL YEAR-END OPTION VALUES

      None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 1998.

                               NUMBER OF SHARES UNDERLYING         VALUE OF IN-THE-MONEY
                              UNEXERCISED OPTIONS AT FISCAL    UNEXERCISED OPTIONS AT FISCAL
                                       YEAR-END(a)                      YEAR-END(b)
                               ----------------------------     ----------------------------
                               EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                               -----------    -------------     -----------    -------------
NAME                               (#)             (#)              ($)             ($)
----                           -----------    -------------     -----------    -------------
D. Michael Talla........               0          30,000         $      0         $     0
Nanette Pattee Francini.          15,000          45,000           12,500           6,250
John M. Gibbons.........         225,000          30,000          210,937               0
Mark S. Spino...........          15,000          45,000           12,500           6,250
Philip J. Swain.........          21,667          48,333           20,834          10,416
Timothy M. O'Brien......          43,334          46,666           16,459           8,228

----------

(a)   All options were granted under our 1994 Stock Incentive Plan.

(b) The in-the-money options had exercise prices of less than the $3 15/16 closing price of our common stock on the American Stock Exchange on December 31, 1998. The calculations of value assume exercise of the options on December 31, 1998 at the price of $3 15/16 per share.

EMPLOYMENT AGREEMENTS

      In August 1994, we entered into employment agreements with D. Michael Talla, as Chief Executive Officer, and Nanette Pattee Francini, as Executive Vice President, each of which expire on December 31, 2000. Certain terms of Mr. Talla's employment agreement were amended by the Board of Directors as of February 27, 1995. The agreements provide for annual compensation of $200,000 payable to Mr. Talla, and $115,000 payable to Ms. Pattee Francini, subject to upward adjustment at the discretion of the Board of Directors. In 1997, the Compensation Committee of the Board of Directors increased Mr. Talla's annual salary to $225,000 and in 1998 Ms. Pattee Francini's annual salary was increased to $155,000. We may terminate either employment agreement for cause without penalty.

      The employment agreements with Mr. Talla and Ms. Pattee Francini entitle each employee to annual performance bonuses in the discretion of the Board of Directors. The employment agreements also include severance provisions which entitle each executive officer to severance pay if his or her employment is terminated by us without cause; if the employee dies or is disabled; or if the employee terminates the agreement as a result of our material breach of our obligations thereunder (up to six months' pay for Ms. Pattee Francini and up to twelve months' pay for Mr. Talla). In addition, the employment agreements provide Mr. Talla and Ms. Pattee Francini with additional severance benefits upon termination of employment following the occurrence of any one of the following events (each, a "Change in Control") without the approval of a majority of the Board of Directors: (i) the consolidation or merger of us with any other corporation or other entity; (ii) the sale or other transfer of all or substantially all of our the assets; (iii) the approval by our stockholders of a plan of liquidation or dissolution of us; (iv) any person becomes the beneficial owner directly or indirectly of 25% or more of our outstanding common stock; or
(v) a change occurs in the composition of a majority of our Board of Directors (unless approved by two-thirds of our Board of Directors). If at any time within two years after the occurrence of any one of the foregoing events Mr. Talla's or Ms. Pattee Francini's employment is terminated (other than for cause, incapacity or death), or Mr. Talla or Ms. Pattee Francini elects to terminate his or her employment for "good reason" (as that term is defined in the agreements), he or she is entitled to receive severance compensation equal to the lesser of: (i) the maximum amount which does not constitute a "parachute payment" as defined in
Section 28OG of the Internal Revenue Code of 1986, as amended; or (ii) an amount equal to three times the aggregate of (A) his or her base annual salary then in effect, (B) the car allowance, Club memberships and insurance benefits paid for the employee during the one-year period immediately prior to termination, and
(C) bonuses accrued but unpaid through the date of termination of employment. Under the agreements, "good reason" includes the relocation of the executive officer's place of employment, the assignment of any duties inconsistent with the employee's position or any other action which diminishes the employee's position, authority or duties, which determination shall be made in good faith by the employee. If the employment of Mr. Talla or Ms. Pattee Francini were terminated within two years following a Change in Control as a result of the occurrence of any of the foregoing events (assuming that neither would be entitled to any performance bonus), the aggregate approximate amounts payable to Mr. Talla and Ms. Pattee Francini would be $757,046 and $486,173, respectively.

      Effective June 1, 1998, we entered into an employment agreement with Mr. Gibbons which will remain in effect until terminated as described below. The agreement provides for an annual base salary of $250,000, subject to annual review and upward adjustment at the discretion of the Board of Directors, and entitles Mr. Gibbons to participate in any management bonus program the Board of Directors may implement from time to time. Additionally, Mr. Gibbons receives $40,000 for living expenses each year, and a car allowance. The Board, in its discretion, may also award him a bonus of up to twenty percent (20%) of his annual gross base salary. Pursuant to the agreement, effective April 15, 1998, the Compensation Committee of the Board of Directors granted Mr. Gibbons an incentive stock option to purchase 30,000 shares of our common stock at an exercise price of $8.00 per share, vesting in three equal installments on April 15 of 1999, 2000 and 2001 or earlier, upon a change of control (as defined in the agreement).

      We may terminate the agreement without cause, if Mr. Gibbons dies or becomes disabled and may also terminate it with "cause," if Mr. Gibbons participates in conduct materially harmful to us, is adjudged guilty of a felony, demonstrates gross inattention to his duties, breaches any fiduciary duty to us or violates any material term of the agreement. Mr. Gibbons may also terminate the agreement without cause at any time. If Mr. Gibbons is terminated by us other than for "cause," he will be entitled to receive one year of severance pay at his base salary in effect on the date of termination.

      We do not have written employment agreements with Messrs. Spino, Swain and O'Brien, who currently receive annual base salaries of $150,000, $160,000 and $150,000, respectively.

COMPENSATION OF DIRECTORS

      Non-employee directors are entitled to receive an annual fee of $12,000 and a fee of $1,000 for each meeting attended. Non-employee directors who are members of the Audit Committee or Compensation Committee are entitled to receive $1,000 for each meeting they attend. In addition, non-employee directors receive 1,000 shares of our Common Stock each year pursuant to the Company's 1994 Stock Compensation Plan, which has been increased to 2,000 shares for 1999, subject to receipt of stockholder approval of an amendment to the 1994 Stock Compensation Plan. Messrs. Licklider, Collins, Turner and Veru currently serve on the Board as non-employee directors. We provide Mr. Licklider with health insurance under our group insurance plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. Amounts paid to directors were $37,026 during 1996, $48,783 during 1997 and $53,320 during 1998. Under the 1994 Stock Compensation Plan an aggregate of 16,000 shares of Common Stock were issued to non-employee directors through December 31, 1998.

COMPENSATION OF COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of the Board ("Committee") administers the executive compensation. Mr. Licklider was appointed Chairman on July 8, 1994, and served continuously until August 1, 1996, when he resigned to become a paid consultant to us. Mr. Turner has been a member of the Committee since September 13, 1994, and became its Chairman on February 27, 1995. Mr. Veru was appointed to the Committee on February 20, 1996, and Mr. Collins was appointed on April 10, 1998. None of these individuals has ever been an officer or employee.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the shares of our common stock beneficially owned as of March 10, 1999 by our directors and executive officers. It also shows other individuals or entities that beneficially owned more than 5% of the 18,819,931 outstanding shares of our common stock.


                                                                                              TOTAL AND PERCENT OF
                                        SHARES              OPTIONS         SHARES HELD         STOCK OUTSTANDING
          NAME AND ADDRESS               OWNED            EXERCISABLE          UNDER        ------------------------
       OF BENEFICIAL OWNER(a)         DIRECTLY(b)      WITHIN 60 DAYS(c)     401-K PLAN       NUMBER        PERCENT
       ----------------------         -----------      -----------------    -----------     -----------    ---------
D. Michael Talla.................     4,424,198             10,000            1,144         5,199,119(d)    27.63%(d)
Nanette Pattee Francini..........       256,107             35,000              210         5,199,119(d)    27.63%(d)
Mark S. Spino....................       227,969             35,000              705         5,199,119(d)    27.63%(d)
Philip J. Swain..................       163,164             45,000              622         5,199,119(d)    27.63%(d)
John M. Gibbons..................        48,500            235,000            1,712           285,212        1.52%
Timothy O'Brien..................         2,600             63,334              865            66,799          *
The Licklider Living Trust
  Dated May 2, 1986..............     1,305,662                 --               --         1,305,662        6.94%
Andrew L. Turner.................        75,000                 --               --            75,000          *
Dennison T. Veru.................        23,000                 --               --            23,000          *
Brian J. Collins.................        33,001                 --               --            33,001          *
All Directors and Executive
 Officers as a Group
 (10 persons)....................     6,559,201            423,334            5,258         6,987,793       37.13%
Millennium(e)....................     4,620,963                 --               --         4,620,963       24.55%
Baron Capital Group, Inc.(f).....     1,650,000                 --               --         1,650,000        8.77%

----------

*     Less than 1%

(a) The address of all directors and executive officers is c/o The Sports Club Company, Inc. at 11100 Santa Monica Blvd., Suite 300, Los Angeles, California 90025.

(b) Includes shares for which the named person is considered the owner because:

      1.   the named person has sole voting and investment power,
      2.   the spouse has voting and investment power, or
      3.   the shares are held by other members of the immediate family.

(c) Includes shares that can be acquired through stock option exercises through May 9, 1999.

(d) Named persons share voting power pursuant to a voting agreement that requires each party to vote his or her shares in the manner determined by a majority of all holders. The agreement is effective until October 20, 2004 or until terminated by persons holding 66 2/3% of the shares of our common stock subject to the agreement. The parties to the voting agreement in effect each control the voting of all shares held by the parties to the agreement and under SEC rules are deemed beneficial owners of the shares subject to the agreement. The total number of shares of our common stock held by the parties without giving effect to beneficial ownership resulting from the voting agreement is:

                                                             SHARES        TOTAL SHARES
                                                              HELD             HELD
      NAMED PERSON                                          DIRECTLY     (SEE ABOVE TABLE)
      ------------                                          ---------    -----------------
      D. Michael Talla:
      Individually.....................................     4,274,961
      Spouse...........................................        30,953
      Trusts for two minor children....................       129,428
                                                            ---------
              Total................................................          4,435,342
      Nanette Pattee Francini......................................            291,317
      Mark S. Spino................................................            263,674
      Philip J. Swain..............................................            208,786
                                                                             ---------
              All Parties to Voting Agreement......................          5,199,119
                                                                             =========

(e)   The Millennium shares are held by the following affiliates:

      1.    Millennium Partners LLC owns 2,253,863 shares
      2.    Millennium Development Partners L.P. owns 970,400 shares
      3.    MDP Ventures I LLC owns 80,600 shares
      4.    MDP Ventures II LLC owns 691,100 shares
      5.    Millennium Entertainment Partners L.P. owns 625,000 shares

      The address of all such entities is c/o Millennium Partners Management LLC, 1995 Broadway, New York, New York, 10023.

(f) The "Number of Shares Beneficially Owned" is based on information contained in a report on Schedule 13G filed by Baron Capital Group, Inc. (and affiliates) with the SEC on March 4, 1999. Baron Capital Group, Inc. is a registered investment advisor located at 767 Fifth Avenue, New York, NY 10153.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time we have entered into transactions with our officers, directors and stockholders. We believe that each of the following transactions has been on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions between us and any of our directors or officers are subject to the approval of the disinterested directors.

      Messrs. Talla and Licklider. We have a 50.1% interest in the partnership that owns The Sports Club/LA and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to our percentage interests. The next $35.0 million of net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. Under certain circumstances, we have an option to purchase Mr. Talla's interest in the partnership for an amount equal to four times the amount of his most recent annual distribution from the partnership.

      Effective August 1996, Mr. Licklider entered into a consulting agreement with us pursuant to which Mr. Licklider received $10,000 per month, plus reimbursement for reasonable and necessary expenses. Effective with the commencement of the consulting agreement, Mr. Licklider resigned from the audit and compensation committees of the Board of Directors. Under the terms of the agreement, Mr. Licklider provided a minimum of 60 hours of service per month outside the normal scope of his duties as a director and advised us with respect to strategic and financial matters. By mutual consent, the agreement was not renewed upon its expiration on July 31, 1998.

      In April 1997, RM Sports Club, Inc., a company owned by Messrs. Talla and Licklider, entered into an agreement to purchase the Vertical Club in New York and in connection therewith made a $1.0 million non-refundable deposit. In April 1998, RM Sports Club, Inc. transferred its rights under the purchase agreement to us for a purchase price equal to $1.0 million.

      In January 1998, Messrs. Talla and Licklider purchased a 7,000 square foot parcel of land adjacent to property owned and used by The Sports Club/LA. In February 1999, we acquired the property from them for $637,422, such price being equal to the purchase price paid by Messrs. Talla and Licklider, minus rental income received by them, plus an interest credit on their investment at an annual rate of 6.56%. The acquired property is currently leased to a non-affiliated third party.

      In January 1999, we entered into a non-binding letter of intent with Equity Advisory Group, pursuant to which we agreed to sell the property we own in Thousand Oaks, California for a purchase price of $12.0 million. Under the terms of the letter agreement, the sum of $10.0 million would be received at the close of the sale and the remaining $2.0 million would be paid upon the fulfillment of certain conditions by us. We would leaseback the property from Equity Advisory Group under a long-term lease with an initial annual base rent of $1.1 million, until such time as we receive the final $2.0 million of the purchase price, at which time the annual rent will increase to $1.3 million. The Thousand Oaks property consists of the Spectrum Club - Thousand Oaks, unimproved office space and a parking area. It is anticipated that Mr. Licklider will beneficially own approximately a 10% interest in Equity Advisory Group and trusts for the benefit of Mr. Talla's minor children will beneficially own approximately a 12% interest in Equity Advisory Group.

      Millennium. Millennium is a partner in the Reebok-Sports Club/NY partnership as well as the landlord of the building in which Reebok Sports Club/NY is located. Reebok-Sports Club/NY partnership pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium.

      In June 1997, we issued to Millennium 2,105,263 shares of our common stock in exchange for $10.0 million, consisting of $5.0 million in cash and certain interests of Millennium in the Reebok-Sports Club/NY partnership, including a 9.9% interest in the partnership and a $2.5 million promissory note issued by the partnership. We also granted to Millennium certain registration and preemptive rights regarding its shares. In addition, for so long as Millennium maintains at least a 12% interest in our equity securities, we and certain of our stockholders have agreed to cause a nominee of Millennium to be appointed or elected to the Board of Directors. Pursuant to this agreement Brian J. Collins, an officer of Millennium, is currently serving as a member of our Board of Directors.

      In December 1997, we sold 625,000 shares of common stock to Millennium for $5.0 million, which we used to fund the cash portion of the acquisition of four Spectrum Clubs. In addition, Millennium acquired properties underlying two of the Clubs for $10.0 million and is leasing these properties to us under a financing lease agreement. The lease has a term of twenty years, and provides for an annual rent of $1.0 million for the first ten years and $1.2 million per year thereafter. At any time during the first three years of the lease we may purchase the leased property for a price (currently estimated to be approximately $10.2 million at December 31, 1998) equal to $10.0 million and all costs incurred by Millennium in connection with the acquisition of such property, plus a 12% compound return on its total investment. Millennium has the right to require us to acquire its interest in the property at such price if (1) we receive private debt financing in excess of $95.0 million, (2) we receive public equity financing in excess of $20.0 million, (3) a default (as defined in the lease) occurs or (4) a major casualty occurs with respect to either property.

      In June 1998, we acquired land from an unaffiliated third party in Houston, Texas, for approximately $3.1 million, on which we intend to build a Sports Club. Millennium agreed that, if we could not obtain satisfactory financing for this development, Millennium would acquire the land and negotiate with us to develop a Sports Club on the site. We were able to acquire the land without assistance from Millennium, and this Agreement has expired.

      We have entered into leases with Millennium relating to Sports Clubs to be developed in San Francisco and Washington D.C. and we are negotiating the terms of a lease for a Sports Club in Boston. The leases for the San Francisco and Washington D.C. developments provide for base rental payments of $3.0 million per year, for a term of 20 years, and for three 14 year renewal options. In addition, once we have received an amount equal to a management fee of 6% of all revenues, an amount equal to our investment in the Club plus an 11% annual return on our investment and an additional distribution sufficient to reduce our average base rental payment for each club to $2.75 million per year, Millennium is entitled to receive 20% of all additional cash flows from each Club as additional rent. The lease for the Boston development is expected to contain similar terms, except that the base rental payment is expected to be $2.75 million per year. We expect each of the Clubs to be approximately 100,000 square feet.

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

      (3)   The following exhibits are filed as part of this Report.

EXHIBIT
NUMBER      EXHIBIT
-------     -------

3.1         Restated Certificate of Incorporation of the Registrant.*

3.2         Bylaws of the Registrant.*

3.3         Amendment to Bylaws dated February 1, 1995.**

4.1         Specimen common Stock Certificate.*

4.2 Rights Agreement by and between the Registrant and American Stock Transfer & Trust dated as of October 6, 1998.+++

4.3 First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of February 18, 1999.++++

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

10.6        Indemnification Agreement between the Registrant and D. Michael
            Talla.*

10.7        Indemnification Agreement between Registrant and Rex A. Licklider.*

10.8        Employment Agreement between Registrant and D. Michael Talla.*#

10.9        Employment Agreement between the Registrant and Nanette Pattee
            Francini.*#

10.10 Promissory Note executed by Agoura Hills/Spectrum Club dated March 29, 1994 in favor of Hawthorne Savings and Loan Association.*

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.11 Lease of premises for Reebok Sports Club/NY located at 160 Columbus Avenue, New York 10023 dated June 3, 1992.*

10.12 Joint Venture Agreement for Sports Connection - ES/MB between El Segundo-TDC, Ltd. and Continental El Segundo Corporation effective as of January 3, 1986.*

10.13 First Amendment to Joint Venture Agreement for Sports Connection - ES/MB dated January 3, 1986.*

10.14 Restated Agreement of Limited Partnership of El Segundo-TDC, Ltd., as amended.*

10.15 Management Agreement effective as of June 3, 1992, between R-SC/NY, Ltd. And Pontius Realty, Inc.*

10.16 License Agreement between Reebok Fitness Centers, Inc. and R-SC/NY, Ltd. Dated June 3, 1992.*

10.17       Letter Agreement regarding R-SC/NY dated June 3, 1992.*

10.18 Club Management Contract for the Spectrum Club/Manhattan Beach dated January 3, 1986, as amended January 3, 1986 and September 17, 1987 and as assigned June 30, 1992.*

10.19 Memorandum of Agreement between Reebok Fitness Centers, Inc. and the Company dated as of June 3, 1992.*

10.20 Seventh Amendment and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.*

10.21 First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.*

10.22 Form of Option Agreement by and between D. Michael Talla, an individual, TTO Partners, a California Limited Partnership, and Sports Club, Ltd., a California Corporation, relating to L.A./Irvine Sports Cub, Ltd., a California Limited Partnership.*

10.23 Amended and Restated Agreement of Limited Partnership of TTO Partners, a California Limited Partnership, dated June 30, 1992, as amended January 1, 1993, January 4, 1993 and February 12, 1994 and as assigned January 1, 1993.*

10.24 First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. Dated as of October 12, 1994.*

10.25 Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company dated October 12, 1994.*

10.26 Amendment to First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. Dated as of October 12, 1994.*

10.27 Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 29, 1994.*

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.28 License Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 20, 1994.*

10.29 Promissory Note executed by L.A./Irvine Sports Clubs, Ltd. In favor of MKDG/Rhodes SC Partnership, dated October 20, 1994.**

10.30       First Amendment to Employment Agreement between Registrant and John
            M. Gibbons, dated July 14, 1995.***#

10.31 Amended and Restated Employment Agreement between Registrant and John M. Gibbons, dated July 14, 1995.***#

10.32 401-K Profit Sharing Plan and related Group Annuity Contract No. GA-P K522 and Group Separate Account Annuity contract No. GA-P K523, both with Nationwide Life Insurance Company with an effective date of February 1, 1996.****

10.33 First Amendment to Restated Employment Agreement between Registrant and John M. Gibbons dated as of April 24, 1996.#****

10.34 Management by and between Registrant and C.I.T.E. Design Corp. dated as of May 2, 1996.****

10.35 Letter Agreement by and between Registrant and WPI.Koll Asia Pacific Advisors dated as of October 9, 1996.****

10.36 Termination Agreement by and among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Bally's S.C. Management, Inc., The Sports Connection Holding Company and Registrant dated October 31, 1996.****

10.37 Agreement by and among Reebok-Sports Club/NY Ltd., Talla New York, Inc., RFC, Inc., LMP Health Club Co., Millennium Entertainment Partners, L.P. and Registrant dated as of December 30, 1996.****

10.38 Letter Agreement between Millennium Entertainment Partners, L.P. and the Registrant dated as of March 13, 1997.****

10.39 Loan Agreement entered into by and among the Registrant, The Spectrum Club Company, Inc., Pontius Realty, Inc., Sports Club, Inc. of California, Irvine Sports Club, Inc., HealthFitness Organization of America, Inc., L.A./Irvine Sports Cub, Ltd., Talla New York, Inc., SCC Sports Club, Inc. and Sumitomo Bank of California dated as of March 20, 1997.****

10.40 First Amendment to Option Agreement between D. Michael Talla and TTO Partners dated May 27, 1997.*****

10.41 Consulting Agreement between the Registrant and Rex A. Licklider dated August 1, 1997.#*****

10.42 First Amendment to Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitiomo Bank of California dated August 1, 1997.*****

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.43 Second Amendment to Loan Agreement by and amoung the Registrant and various of its subsidiaries and Sumitomo Bank of California dated August 14, 1997.*****

10.44 Settlement Agreement, Agreement for Dismissal and General Release and Waiver by and between Century Entertainment, L.P., the Registrant and Century City Spectrum Club, Inc. dated May 16, 1997.*****

10.45 Modification to the March 13, 1997 letter between Millennium Entertainment Partners, L.P. and the Registrant dated June 10, 1997.*****

10.46 Asset Purchase Agreement between Green Valley Athletic Club Limited Partnership and the Registrant dated as of May 1, 1997.*****

10.47 Agreement of Purchase and Sale of Real Property between Green Valley Investment Company, Inc., and the Registrant dated as of May 1, 1997.*****

10.48 Agreement for Purchase and Sale of Assets by and among HFA Services, Inc., SportsTherapy, Inc. and Larry Schwartz made as of July 1, 1997.*****

10.49 Letter Agreement between Millennium Entertainment Partners, L.P. and the Registrant dated December 29, 1997.+

10.50 Agreement of Purchase and Sale by and among The Spectrum Club Company, Inc., SCC I LLC and RBW/Fullerton dated as of December 31, 1997.+

10.51 Agreement of Purchase and Sale between The Spectrum Club Company, Inc. and Norcan dated as of December 31, 1997.+

10.52 Agreement of Purchase and Sale by and among The Spectrum Club Company, Inc., SCC I LLC, RBW/Santa Ana and RBWSA, LLC dated as of December 31, 1997.+

10.53 Agreement of Purchase and Sale between The Spectrum Club Company, Inc. and Racquetball World dated as of December 31, 1997.+

10.54 Agreement of Lease between SCC I LLC and the Registrant dated as of December 31, 1997.+

10.55 Amended and Restated Loan Agreement by and among the Registrant and various of its subsidiaries and Sumitomo Bank of California dated as of February 2, 1998.*****

10.56 Amendment of Lease between Lincoln Metrocenter Partners, L.P. and Reebok-Sports Club/NY Ltd. As of January 31, 1998.*****

10.57 Letter Agreement between AT&T Commercial Finance Corporation and L.A./Irvine Sports Clubs, Ltd. Dated January 8, 1998.*****

10.58 Athletic Club Lease between Millennium Partners LLC and S.F. Sports Club, Inc. dated as of June 22, 1997.*****

10.59 Athletic Club Lease between Millennium Partners LLC and Washington D.C. Sports Club, Inc. dated as of June 22, 1997.*****

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.61 First Amendment to Amended and Restated Loan Agreement by and among the Registrant and various of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of February 23, 1998.*****

10.62 Underwriting Agreement by and among the Registrant and Schroder & Co. Inc., Prudential Securities Incorporated and Sutro & Co. Incorporated dated April 1, 1998.++

10.63       Form of Membership Agreements for The Sports Clubs and Spectrum
            Clubs.

10.64 Lease Agreement between RCPI Trust and the Registrant as of February 27, 1998.

10.65 Amended and Restated Net Operating Lease among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated March 26, 1985.

10.66 Lease Modification Agreement by and among Hirschfeld Realty Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated July 1, 1990.

10.67 Assignment and Assumption of Lease by and between Vertical Fitness and Racquet Club, Ltd., and Bally Entertainment Corporation dated January 8, 1996.

10.68 Assignment of Lease executed by Hilton Hotels Corporation, as successor to tenant, and agreed to and accepted by the Registrant, dated April 15, 1998.

10.69 Second Amendment to Amended and Restated Net Operating Lease by and among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and the Registrant dated April 15, 1998.

10.70 Letter Agreement among the Registrant and Rex A. Licklider and D. Michael Talla dated March 31, 1998.

10.71 Asset Purchase Agreement between Hilton Hotels Corporation and RM Sports Club, Inc. dated as of April 1, 1998.

10.72 Assignment and Assumption of Asset Purchase Agreement between RM Sports Club, Inc. and the Registrant entered into as of April 1, 1998.

10.73 Note Payable issued by the Registrant to Hilton Hotels Corporation dated April 15, 1998.

10.74 Instructions for Purchase of Real Estate in Houston, Texas dated March 5, 1998.

10.75       Amended and Restated 1994 Stock Incentive Plan as of June 2, 1998.#

10.76 Second Amendment to Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of March 16, 1998.

10.77 Second Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of June 9, 1998.

10.78 Third Amendment to Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, California Bank & Trust and Comerica Bank - California dated as of January 11, 1999.

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.79 Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank - California dated as of February 1, 1999.

10.80 First Amendment to Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank - California dated as of February 1, 1999.

10.81 Employment Agreement between the Registrant and John Gibbons dated October 16, 1998.#

10.82 Settlement Agreement and Mutual Release among the Registrant, RM Sports Club, Inc. and Bally Total Fitness Holding Corporation made as of December 31, 1998.

10.83 Letter Agreement between the Registrant and Millennium Partners LLC dated as of October 27, 1998.

10.84 Participation Agreement between the Registrant and Millennium Partners LLC, dated as of October 27, 1998.

10.85 First Amendment to Lease between RCPI Trust and the Registrant dated October 30, 1998.

10.86 Second Amendment to Lease between RCPI Trust and the Registrant dated March 4, 1999.

10.87 Lease between CB-1 Entertainment Partners LP and S.F. Sports Club, Inc. dated June 1, 1997.

10.88 Lease between 2200 M Street LLC and Washington D.C. Sports Club, Inc. dated March 1999.

21.1        Subsidiaries of the Registrant.

23.1        Consent of KPMG LLP.

-------------

#     Compensation agreement of plan.

* Incorporated by reference to the Registrant's Registration Statement of Form S-1, declared effective on October 13, 1994 (SEC file No. 33-79552).

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

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 1998 (SEC file No. 1-13290).

+ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 15, 1998 (SEC file No. 1-13290).

++ Incorporated by reference to the Registrant's Regristration Statement on Form S-2, declared effective on April 1, 1998 (SEC file No. 333-46973).

+++ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on October 6, 1998 (SEC file No. 1-13290).

++++ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on March 15, 1999 (SEC file No. 1-13290).

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed from October 1, 1998 through the date of this report.

            DATE                       EVENT
            ----                       -----

            October 6, 1998            Announced adoption of Stockholder Rights
                                       Agreement.

            March 15, 1999             Announced amendment to Stockholder
                                       Rights Agreement and announced private
                                       offering of $100 million of senior
                                       secured notes.

(c)   Exhibits

Index to Exhibits

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.63       Form of Membership Agreements for The Sports Clubs and Spectrum
            Clubs.

10.64 Lease Agreement between RCPI Trust and the Registrant as of February 27, 1998.

10.65 Amended and Restated Net Operating Lease among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated March 26, 1985.

10.66 Lease Modification Agreement by and among Hirschfeld Realty Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated July 1, 1990.

10.67 Assignment and Assumption of Lease by and between Vertical Fitness and Racquet Club, Ltd., and Bally Entertainment Corporation dated January 8, 1996.

10.68 Assignment of Lease executed by Hilton Hotels Corporation, as successor to tenant, and agreed to and accepted by the Registrant dated April 15, 1998.

10.69 Second Amendment to Amended and Restated Net Operating Lease by and among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and the Registrant dated April 15, 1998.

10.70 Letter Agreement among the Registrant and Rex A. Licklider and D. Michael Talla dated March 31, 1998.

10.71 Asset Purchase Agreement between Hilton Hotels Corporation and RM Sports Club, Inc. dated as of April 1, 1998.

EXHIBIT
NUMBER      EXHIBIT
-------     -------

10.72 Assignment and Assumption of Asset Purchase Agreement between RM Sports Club, Inc. and the Registrant entered into as of April 1, 1998.

10.73 Note Payable issued by the Registrant to Hilton Hotels Corporation dated April 15, 1998.

10.74 Instructions for Purchase of Real Estate in Houston, Texas dated March 5, 1998.

10.75       Amended and Restated 1994 Stock Incentive Plan as of June 2, 1998.#

10.76 Second Amendment to Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of March 16, 1998.

10.77 Second Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of June 9, 1998.

10.78 Third Amendment to Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, California Bank & Trust and Comerica Bank - California dated as of January 11, 1999.

10.79 Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank - California dated as of February 1, 1999.

10.80 First Amendment to Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank - California dated as of February 1, 1999.

10.81 Employment Agreement between the Registrant and John Gibbons dated October 16, 1998.#

10.82 Settlement Agreement and Mutual Release among the Registrant, RM Sports Club, Inc. and Bally Total Fitness Holding Corporation made as of December 31, 1998.

10.83 Letter Agreement between the Registrant and Millennium Partners LLC dated as of October 27, 1998.

10.84 Participation Agreement between the Registrant and Millennium Partners LLC, dated as of October 27, 1998.

10.85 First Amendment to Lease between RCPI Trust and the Registrant dated October 30, 1998.

10.86 Second Amendment to Lease between RCPI Trust and the Registrant dated March 4, 1999.

10.87 Lease between CB-1 Entertainment Partners LP and S.F. Sports Club, Inc. dated June 1, 1997.

10.88 Lease between 2200 M Street LLC and Washington D.C. Sports Club, Inc. dated March 1999.

21.1        Subsidiaries of the Registrant.

23.1        Consent of KPMG LLP.

------------

#     Compensation agreement or plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.


                                  THE SPORTS CLUB COMPANY, INC.



                                  /s/ D. Michael Talla
                                  -------------------------------------
                                  D. Michael Talla,
                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


Signature                              Title                                      Date
------------------------------------------------------------------------------------------------


/s/ D. Michael Talla                   Chairman of the Board                      March 25, 1999
-----------------------------------    and Chief Executive Officer
D. Michael Talla


/s/ Timothy M. O'Brien                 Chief Financial Officer                    March 25, 1999
-----------------------------------    (Principal Financial and Accounting
Timothy M. O'Brien                     Officer)


/s/ Rex Licklider                      Vice Chairman of the Board                 March 25, 1999
-----------------------------------
Rex A. Licklider


/s/ John M. Gibbons                    President, Chief Operating Officer         March 25, 1999
-----------------------------------    and Director
John M. Gibbons


/s/ Brian J. Collins                   Director                                   March 25, 1999
-----------------------------------
Brian J. Collins


/s/ Nanette Pattee Francini            Director                                   March 25, 1999
-----------------------------------
Nanette Pattee Francini


                                       Director
-----------------------------------
Andrew L. Turner


/s/ Dennison Veru                      Director                                   March 25, 1999
-----------------------------------
Dennison Veru