Form 10-Q
period 1999-03-31
SPORTS CLUB CO INC
filed 1999-05-13
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999
                            COMMISSION FILE # 1-13290


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



                                                      Shares
                                                  Outstanding at
                   Class                           May 12, 1999
          ------------------------           -------------------------
                Common Stock,                       17,773,470
          par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                         December 31,     March 31,
                             ASSETS                                          1998           1999
                                                                          ---------       ---------
Current assets:
 Cash and cash equivalents                                                $   2,233       $   3,017
 Accounts receivable, net of allowance for doubtful accounts
    of $215 and $256 at December 31, 1998 and March 31, 1999                  2,480           2,243
 Inventories                                                                  1,527           1,578
 Other current assets                                                           569             657
 Due from affiliates                                                            234             346
                                                                          ---------       ---------
    Total current assets                                                      7,043           7,841

Property and equipment, at cost, net of accumulated depreciation and
 amortization of $12,520 and $13,907 at December 31, 1998 and               135,269         142,042
 March 31, 1999
Equity interest in unconsolidated subsidiary                                  1,295           1,098
Costs in excess of net assets acquired, less accumulated amortization
 of $1,294 and $1,414 at December 31, 1998 and March 31, 1999                15,443          15,323
Other assets, at cost, net                                                    4,707           7,079
                                                                          ---------       ---------
                                                                          $ 163,757       $ 173,383
                                                                          =========       =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of notes payable and capitalized
    lease obligations                                                     $   7,746       $   7,602
 Accounts payable                                                             2,273           3,190
 Accrued liabilities                                                          6,227           6,579
 Deferred membership revenues                                                 9,953          11,336
                                                                          ---------       ---------
    Total current liabilities                                                26,199          28,707

Notes payable and capitalized lease obligations,
 less current installments                                                   18,755          18,235
Notes payable to bank                                                        10,940          21,153
Deferred lease obligations                                                    2,724           3,363
Minority interest                                                               600             600
                                                                          ---------       ---------
 Total liabilities                                                           59,218          72,058

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
   no shares issued or outstanding                                               --              --
 Common stock, $.01 par value, 40,000,000 shares authorized;
   20,896,623 shares issued and outstanding at
   December 31, 1998 and March 31, 1999                                         209             209
 Additional paid-in capital                                                 102,361         102,361
 Retained earnings                                                            9,656          10,207
 Less: Treasury stock, at cost, 1,258,691 and 2,169,191 shares at
   December 31, 1998 and March 31, 1999                                      (7,687)        (11,452)
                                                                          ---------       ---------
      Total shareholders' equity                                            104,539         101,325
                                                                          ---------       ---------
                                                                          $ 163,757       $ 173,383
                                                                          =========       =========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                             Three Months Ended
                                                                  March 31,
                                                             1998           1999
                                                           --------       --------
Revenues                                                   $ 19,617       $ 21,834

Operating expenses:
  Direct                                                     13,875         15,144
  Selling, general and administrative                         2,045          2,242
  Depreciation and amortization                               1,203          1,530
  Pre-opening expenses                                           --            248
                                                           --------       --------
    Total operating expenses                                 17,123         19,164
                                                           --------       --------
      Income from operations                                  2,494          2,670

Other income (expense):
  Net interest expense                                         (931)          (240)
  Minority interests                                            (38)           (38)
  Equity interest in net income of unconsolidated
    subsidiary                                                  180            263
  Non-recurring charge                                           --           (188)
                                                           --------       --------

     Income before income taxes and cumulative effect
       of change in accounting principle                      1,705          2,467

Income tax provision                                            675          1,017
                                                           --------       --------

      Income before cumulative effect of change
       in accounting principle                                1,030          1,450

Cumulative effect of change in accounting principle,
  net of income tax benefit of $600                              --            899
                                                           --------       --------

      Net income                                           $  1,030       $    551
                                                           ========       ========

Income per share before cumulative effect of
  change in accounting principle:
  Basic                                                    $   0.07       $   0.08
                                                           ========       ========
  Diluted                                                  $   0.07       $   0.08
                                                           ========       ========

Cumulative effect of change in accounting principle:
   Basic                                                   $     --       $   0.05
                                                           ========       ========
   Diluted                                                 $     --       $   0.05
                                                           ========       ========

Net income per share:
  Basic                                                    $   0.07       $   0.03
                                                           ========       ========
  Diluted                                                  $   0.07       $   0.03
                                                           ========       ========

Weighted average shares outstanding:
  Basic                                                      14,219         19,050
                                                           ========       ========
  Diluted                                                    14,536         19,213
                                                           ========       ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                              March 31,
                                                                         1998            1999
                                                                       --------       --------
Cash flows from operating activities:
   Net income                                                          $  1,030       $    551
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of change in accounting principle                   --          1,499
       Depreciation and amortization                                      1,203          1,530
       Equity interest in net income of unconsolidated subsidiary          (180)          (263)
       Distributions from unconsolidated subsidiary                         209            460
       (Increase) decrease in:
         Accounts receivable, net                                          (390)           237
         Inventories                                                       (332)           (51)
         Other current assets                                              (628)           (88)
       Increase (decrease) in:
         Accounts payable                                                 1,546            917
         Accrued liabilities                                             (1,872)           352
         Deferred membership revenues                                       896          1,383
         Deferred lease obligations                                         740            639
                                                                       --------       --------
            Net cash provided by operating activities                     2,222          7,166

Cash flows from investing activities:
       Capital expenditures                                              (7,372)       (12,054)
       Stock re-purchase                                                     --         (3,765)
                                                                       --------       --------
            Net cash used in investing activities                        (7,372)       (15,819)

Cash flows from financing activities:
       Exercise of employee stock options                                    14             --
       Increase in due from affiliates                                     (127)          (112)
       Proceeds from notes payable and capital lease obligations          6,400         15,713
       Repayments of notes payable and capital lease obligations           (704)        (6,164)
                                                                       --------       --------
            Net cash provided by financing activities                     5,583          9,437
                                                                       --------       --------
            Net increase in cash and cash equivalents                       433            784
Cash and cash equivalents at beginning of period                          1,581          2,233
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  2,014       $  3,017
                                                                       ========       ========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                          $  1,080       $    695
                                                                       ========       ========
       Cash paid for income taxes                                      $  1,250       $    857
                                                                       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND MARCH 31, 1999



1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998, consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 1999, are not necessarily indicative of the results for the fiscal year ending December 31, 1999.

2. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:


                                                                 DECEMBER 31,        MARCH 31,
                                                                    1998               1999
                                                                 ------------        ---------
                                                                     (AMOUNTS IN THOUSANDS)
       The Sports Club/Irvine note (1) ................            $ 4,375            $ 4,250
       Note payable (2) ...............................              2,667              2,667
       Spectrum Club-Agoura Hills note (1) ............              2,506              2,499
       Spectrum Clubs Fullerton and Santa Ana
          lease obligations (1) .......................              9,745              9,682
       Equipment financing and
          capitalized lease obligations ...............              7,208              6,739
                                                                   -------            -------
                                                                    26,501             25,837
       Less current installments ......................              7,746              7,602
                                                                   -------            -------
                                                                   $18,755            $18,235
                                                                   =======            =======

----------------------

(1) These obligations were repaid with the proceeds from the issuance of the Company's Senior Secured Notes (See Note 6).

(2) This note was issued in connection with the acquisition of The Sports Club/LA site at 61st and 1st Street in New York.

3. BANK CREDIT FACILITY

        At March 31, 1999, the Company had a $30.0 million bank credit facility. At that date, $21.2 million was outstanding and an additional $4.0 million was utilized in the form of a letter of credit. The loans were unsecured, however, the Company was prohibited from pledging any of its assets except for furniture, fixture and equipment financing.

        On April 1, 1999, concurrent with the offering of the Senior Secured Notes, the Company restated and amended its bank credit facility and all loans outstanding under the bank credit facility were repaid. The credit facility now provides for revolving loans and letters of credit aggregating $20.0 million. Borrowings under the credit facility are secured by a first priority lien on substantially all of the real and personal property assets of certain Sports Clubs and Spectrum Clubs and bear interest at a variable rate of LIBOR plus
2 1/2% or the agent's prime rate. The facility matures on May 31, 2001. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratio requirements.

4. NET INCOME PER SHARE

        Basic earnings per share represents net earnings divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the three months ended March 31, 1998 and 1999, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of stock options.

5. INCOME TAXES

        Income taxes are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

6. SUBSEQUENT EVENTS

        On April 1, 1999, the Company issued in a private placement $100.0 million of Senior Secured Notes (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006. The Company is using the proceeds to repay existing indebtedness, develop new Clubs and for general corporate purposes.

        The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which limit the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations.

        Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a premium that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principal amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company goes through a change in control, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

        A pro forma balance sheet as of March 31, 1999 after giving effect to the Senior Secured Notes is presented below:


                                                   (IN THOUSANDS)
                 Cash ....................            $ 58,776
                 Property and equipment ..             142,042
                 Other assets ............              34,981
                                                      --------
                                                      $235,799
                                                      ========

                 Notes payable and capital
                    lease obligations ....            $109,406
                 Other liabilities .......              25,068
                 Shareholders' equity ....             101,325
                                                      --------
                                                      $235,799
                                                      ========

        In 1999, the Company approved the use of $8.4 million to repurchase shares of Common Stock. At March 31, 1999, 910,500 shares had been purchased for $3.8 million. As of May 11, 1999, an additional 992,700 shares have been purchased for $4.3 million.

7. NEW ACCOUNTING PRONOUNCEMENTS

        In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and Club openings, be expensed as incurred. SOP 98-5 is applicable to financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 and recorded a one-time cumulative effect of a change in accounting principle charge of $899,000, net of tax. In addition, $248,000 of Club pre-opening expenses were incurred and charged to operations in the first quarter of 1999.

        The Company adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides guidance as to appropriate treatment of internal use software costs that are acquired or internally developed. The application of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

        The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Our consolidated financial statements reflect the operations of The Sports Clubs, the Spectrum Clubs and The SportsMed Company, Inc. ("SportsMed"). We account for the Spectrum Club-Manhattan Beach under the equity method of accounting.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

        Our revenues for the three months ended March 31, 1999, were $21.8 million, compared to $19.6 million in 1998, an increase of $2.2 million or 11.3%. An increase of $1.2 million resulted from our opening of the Spectrum Club - Thousand Oaks in February 1999. Revenue growth of $1.0 million occurred at our other Clubs and SportsMed.

        Our direct operating expenses increased by $1.2 million to $15.1 million in the three months ended March 31, 1999, versus $13.9 million for the same period in 1998. Direct expenses increased primarily due to our opening of the Spectrum Club - Thousand Oaks in February 1999 and general cost increases at other Clubs. Our direct operating expenses as a percentage of revenues decreased to 69.4% for the three months ended March 31, 1999 compared to 70.7% in 1998, primarily due to increased operating margins at Reebok Sports Club/NY.

        Our selling, general and administrative expenses were $2.2 million in the three months ended March 31, 1999, versus $2.0 million for the same period in 1998. Selling costs increased approximately $63,000 primarily due to our opening of the Spectrum Club - Thousand Oaks. Our general and administrative costs increased by $134,000 because we added additional corporate overhead to support the development of new Clubs and our overall growth. Our selling, general and administrative costs decreased as a percentage of revenue from 10.4% in 1998 to 10.3% in 1999. We believe these costs should continue to decrease as a percentage of our future revenues as our Clubs under development open and reach maturity resulting in economies of scale. There is no assurance, however, that we will achieve this expansion or economies of scale.

        Our depreciation and amortization expenses were $1.5 million for the three months ended March 31, 1999, versus $1.2 million for the same period in 1998. The increase is due primarily to additional depreciation and amortization as a result of capital improvements made at five Clubs acquired in 1997 and the opening of the Spectrum Club - Thousand Oaks. We incurred interest expense of $240,000 in the three months ended March 31, 1999, versus $931,000 for the same period in 1998. Interest expense decreased due to the payoff of a note secured by The Sports Club/LA in April 1998 with the proceeds of our Common Stock offering. The Company's interest expense will increase substantially in future periods as a result of the issuance of $100.0 million aggregate principal amount of Senior Secured Notes on April 1, 1999, which bear interest at an annual rate of 11 3/8%.

        Pre-opening expenses were $248,000 for the three months ended March 31, 1999. Effective January 1, 1999 we are expensing pre-opening costs in the period they are incurred; previously these costs were deferred until the opening of the related Club.

        Equity interest in net income of unconsolidated subsidiary was $263,000 for the three months ended March 31, 1999 versus $180,000 in 1998. These amounts are associated with our investment in the Spectrum Club-Manhattan Beach operations.

        The non-recurring charge of $188,000 reflects our sale of the Spectrum Club Fountain Valley on February 15, 1999. The cumulative effect of change in accounting principle relates to the write off of pre-opening and start up costs capitalized prior to January 1, 1999.

        Our estimated federal and state income tax rate is 40% for the three months ended March 31, 1999 and 1998, resulting in net income of $551,000 for the three months ended March 31, 1999, and $1.0 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Credit Availability

        We generated $7.2 million of cash from operating activities in the first quarter of 1999. During this period, we invested $9.1 million on new Club development projects and $3.0 million for capital expenditures at existing locations. In the first quarter 1999, we purchased $3.8 million of our Common Stock at an average price of $4.14 per share. We increased our borrowings by $9.5 million during this period to finance these expenditures.
On March 31, 1999, we had a cash balance of $3.0 million.

        On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. We are using the proceeds to repay $37.6 million of existing indebtedness, develop new Clubs and for general corporate purposes. The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which limit the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations.

        On March 31, 1999, our cash balance on a pro forma basis after giving effect to the Senior Secured Notes was $58.8 million. Of this amount $54.4 million has been segregated into a disbursement escrow account and is specifically earmarked for the development of new Sports Clubs. In April 1999, we sold the Spectrum Club-Santa Ana. Net proceeds from this transaction of $5.9 million have also been placed into the disbursement escrow account. Upon completion of the Senior Secured Note Offering, our bank credit facility was reduced to $20.0 million ($12.5 million pending the satisfaction of certain conditions) and the maturity date was extended to May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/2% or the agent's prime rate. As of May 12, 1999 we had outstanding a $4.0 million letter of credit under the bank credit facility.
There were no loans outstanding as of that date.

New Club Development

        In February 1998, we signed a lease with respect to the development of a Sports Club at Rockefeller Center in New York City. We have begun to renovate the space and expect to commence pre-sale activities in September 1999 and to open the Club around December 31, 1999. We delivered a $4.0 million letter of credit to the landlord to secure our performance under the lease agreement. Based on preliminary estimates, we expect to spend approximately $14.5 million from the disbursement escrow account to complete development of this Club.

        In April 1998, we acquired rights to develop a Sports Club on the Upper East Side in New York City. We issued a non-interest bearing note for $2.7 million to the seller, and are required to pay principal in two equal installments in 1999 and 2000. Based on preliminary estimates, we expect to spend approximately $24.0 million from the disbursement escrow account to complete development of this Club, which is expected to open in the later part of the first quarter of 2000.

        We have entered into lease agreements with Millennium Entertainment Partners ("Millennium") with respect to the development of Sports Clubs in San Francisco and Washington, D.C. and are negotiating a lease with Millennium for a Sports Club in Boston. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $16.5 million. The construction disbursement account has $9.0 million reserved for the Boston and Washington, D.C. sites. Millennium and its affiliates own approximately 27% of our outstanding common stock.

        In June 1998, we acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which we intend to develop a Sports Club. Construction at this location is not scheduled to begin until after the two new Sports Clubs in New York City are open. Based on preliminary estimates, we expect to spend approximately $19.3 million to complete development of this Club.

        We are developing three Spectrum Clubs on leased sites in Southern California which are expected to open in late 1999 and early 2000. Based on preliminary estimates, we expect to spend approximately $3.5 million to complete development of these Clubs.

Future Capital Requirements

        In 1999, our Board of Directors approved the use of $8.4 million to repurchase shares of our Common Stock. At March 31, 1999, 910,500 shares had been purchased for $3.8 million. As of May 12, 1999, an additional 992,700 shares have been purchased for $4.3 million.

        In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. Amounts borrowed pursuant to equipment financing arrangements are generally repayable in monthly installments over five years, with effective interest rates between 8% and 10% per annum. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $2.1 million during the next 12 months to upgrade our management information systems. The terms of the Indenture allow us to borrow an additional $3.3 million for equipment financing. Operating cash flow will be utilized for the remaining capital expenditures.

        Our long-term capital needs are to provide funds for the developments described above, for additional development and acquisition projects, to pay interest on the Senior Secured Notes and for general corporate purposes. We estimate that the cash in the disbursement escrow account, operating cash flows, and credit to be available under our credit facility will be sufficient to fund our capital expenditures in fiscal 1999 and 2000 on the projects currently under development. Acquiring and developing additional Clubs will require additional capital. Pursuant to the terms of the Indenture, we may borrow up to $20.0 million under our credit facility and up to $10.0 million through equipment financing. In addition, if certain conditions are met, the terms of the Indenture and our credit facility may permit us to incur additional indebtedness. We may also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs, subject to the terms of the Indenture and our credit facility.

YEAR 2000 DISCLOSURE

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

        Membership Systems. The software programs we currently use to store membership and fee collection data and to process electronic funds transfers ("EFT") and credit card transactions are not year 2000 compliant. We are installing a new system which is year 2000 compliant, which we expect to be in service in 2000. Because we do not anticipate installing the new membership system prior to the year 2000, we are also modifying our current membership systems to be year 2000 compliant. We expect these modified systems to be operational during the third quarter of 1999.

        Financial Accounting Systems. The supplier of the installed version of our financial accounting system has orally represented to us that the system is year 2000 compliant. In addition, we are purchasing a newer version of this system which we expect to have in place before the end of the third quarter of 1999. This newer version is certified in writing to be year 2000 compliant.

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

        Third Party Systems. We believe that the only third parties whose year 2000 problems would be likely to have a material effect on us are financial institutions that process our EFT and credit card transactions. We believe that these institutions have completed, or will complete prior to year 2000, modifications to their systems to insure year 2000 compliance; however, we are unable to test third party systems.

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

        The costs of our Year 2000 Project and the dates on which we believe we will complete the various phases of our Year 2000 Project are based upon our management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer code and imbedded technology, performance of new systems and equipment, the reduction of productivity pending completion of employee training, the need to remediate problems caused by failures in year 2000 compliance by third parties and similar uncertainties.

FORWARD LOOKING STATEMENTS

         From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments including developments relating to the following:

         - the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of the Senior Secured Notes,

         - our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for health and fitness club services generally and competitive pricing trends in the health and fitness market,

         - our ability to successfully develop new sports and fitness clubs,

         - disputes or other problems arising with our development partners or landlords,

         - changes in economic, competitive, demographic and other conditions in the geographic areas in which we operate, including business interruptions resulting from earthquakes or other causes,

         -        competition,

         -        changes in personnel or compensation,

         - changes in statutes and regulations or legal proceedings and rulings and

         -        year 2000 uncertainties.

We will not update forward-looking statements even though our situation will change in the future.


                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

         MKDG/Rhodes SC Partnership and Sports Club, Inc. vs. Agricultural Insurance Company (Los Angeles Superior Court). At the time of the Northridge earthquake on January 17, 1994, Agricultural Insurance Company ("Agricultural") provided certain excess earthquake coverage for The Sports Club/LA which was owned by a limited partnership in which MKDG/Rhodes SC Partnership ("MKDG") and Sports Club, Inc. were general partners and D. Michael Talla and TTO Partners were limited partners. Each of the partners in the limited partnership was named as an insured under the policy issued by Agricultural (the "Policy"). The Company's predecessors (the "SCLA Parties") assigned to MKDG all of their rights to payment under the Policy and retained no interest in any amounts paid by Agricultural.

         A dispute between MKDG and Agricultural arose under the Policy because Agricultural would not pay the approximate $2,000,000 unpaid balance of the Policy. MKDG filed a complaint against Agricultural, and Agricultural filed a cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), negligent misrepresentation, breach of contract, tortious breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity in which Agricultural sought the return of amounts paid (approximately $3.0 million) plus punitive damages and attorneys fees. A demurrer was sustained without leave to amend as to all claims other than for breach of contract and declaratory relief.

         Agricultural filed a Petition for Writ of Mandate, seeking to set aside the trial court's ruling. In a decision which became final in May 1999, the Court of Appeal has granted the Writ of Mandate in part and denied it in part, holding that Agricultural has no cause of action for tortious breach of the covenant of good faith and fair dealing and, hence, no claim for attorneys' fees. The Court of Appeal also held that Agricultural had no claim for negligent misrepresentation which it noted would encompass the same damages as those sought in Agricultural's breach of contract claim. However, the Court of Appeal also held that Agricultural should be permitted to amend its cross-complaint to specifically allege the fraud it claims was committed by the insured and any damages it claims to have suffered as a result of the alleged fraud.

         In the interim, an appraisal proceeding was held in which the referee found that the loss suffered by the insured was less than the policy proceeds but greater than the amount paid by Agricultural to date. Agricultural contends that portions of the appraised loss are not covered by the policy, an issue which will be determined by the trial court. A status conference will be held in the trial court on June 9, 1999. At that time, the parties will discuss amendment of the pleadings and completion of discovery.

         We will seek to be indemnified by MKDG for all damages and costs incurred in this action, although no assurance can be made that MKDG will indemnify us.

         OTR v Spectrum Club Liquidation, Inc. and The Sports Club Company, Inc. (Orange County Superior Court). OTR and Spectrum Club Liquidation, Inc. ("SCLI") entered into a lease with respect to a proposed development site in Anaheim Hills, California, and we guaranteed SCLI's obligations under the lease. SCLI sought to rescind the lease, and OTR brought this action for damages against SCLI for breach of the lease and against us on the guarantee, seeking specific damages in excess of $1.0 million and unspecified general damages. We believe the claim is without merit and have filed a cross-complaint seeking rescission of the lease on the basis of fraud, mistake and negligent misrepresentation.

         Other Matters. We are also involved in various claims and lawsuits incidental to our business, including claims arising from accidents and disputes with landlords. However, in the opinion of management, we are adequately insured against claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or operations.

ITEM 2. CHANGES IN SECURITIES

        Our ability to pay dividends with respect to our Common Stock is restricted by the terms of the Indenture dated April 1, 1999, relating to our Senior Secured Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following reports on Form 8-K have been filed since December 31, 1998:

        On February 18, 1999 we filed a report on Form 8-K in regards to an amendment to our stockholder rights plan adopted on September 29, 1998.

        On April 1, 1999 we filed a report on Form 8-K regarding a private offering of $100.0 million principal amount of 11 3/8% Senior Secured Notes due in March 2006.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             THE SPORTS CLUB COMPANY, INC.


Date: May 13, 1999                           by /s/ D. Michael Talla
                                                -------------------------------
                                                D. Michael Talla
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)




Date: May 13, 1999                           by /s/ Timothy M. O'Brien
                                                -------------------------------
                                                Timothy M. O'Brien
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)