Form 10-Q
period 1999-06-30
SPORTS CLUB CO INC
filed 1999-08-11
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999
                            COMMISSION FILE # 1-13290


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




                                                          Shares
                                                       Outstanding at
               Class                                   August 10, 1999
-----------------------------------        -------------------------------------
           Common Stock,                                17,702,087
     par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    December 31,        June 30,
                                     ASSETS                                             1998              1999
                                                                                        ----              ----
Current assets:
  Cash and cash equivalents                                                     $     2,233        $    56,886
  Accounts receivable, net of allowance for doubtful accounts
     of $215 and $254 at December 31, 1998 and June 30, 1999                          2,480              1,992
  Inventories                                                                         1,527              1,648
  Other current assets                                                                  569                733
  Due from affiliates                                                                   234                263
                                                                                -----------        -----------
     Total current assets                                                             7,043             61,522

Property and equipment, at cost, net of accumulated depreciation and
  amortization of $12,520 and $15,053 at December 31, 1998 and June 30, 1999        138,485            149,336
Equity interest in unconsolidated subsidiary                                          1,295              1,130
Costs in excess of net assets acquired, less accumulated amortization
  of $1,294 and $1,534 at December 31, 1998 and June 30, 1999                        15,443             15,203
Other assets, at cost, net                                                            1,491              8,577
                                                                                -----------        -----------
                                                                                $   163,757        $   235,768
                                                                                ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and capitalized
     lease obligations                                                          $     7,746        $     4,813
  Accounts payable                                                                    2,273              1,884
  Accrued liabilities                                                                 6,227              8,984
  Deferred membership revenues                                                        9,953             11,072
                                                                                -----------        -----------
     Total current liabilities                                                       26,199             26,753

Notes payable and capitalized lease obligations,
  less current installments                                                          18,755            104,914
Notes payable to bank                                                                10,940              3,080
Deferred lease obligations                                                            2,724              3,236
Minority interest                                                                       600                600
                                                                                -----------        -----------
  Total liabilities                                                                  59,218            138,583

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    no shares issued or outstanding                                                      --                 --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    20,896,623 shares issued and outstanding at
    December 31, 1998 and June 30, 1999                                                 209                209
  Additional paid-in capital                                                        102,361            102,361
  Retained earnings                                                                   9,656             10,506
  Less: Treasury stock, at cost, 1,258,691 and 3,194,536 shares at
    December 31, 1998 and June 30, 1999                                              (7,687)           (15,891)
                                                                                ------------       ------------
       Total shareholders' equity                                                   104,539             97,185
                                                                                -----------        -----------
                                                                                $   163,757        $   235,768
                                                                                ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three Months Ended        Six Months Ended
                                                                              June 30,                 June 30,
                                                                          1998        1999        1998          1999
                                                                          ----        ----        ----          ----
Revenues                                                               $ 20,346    $   22,203  $   39,963    $   44,037

Operating expenses:
   Direct                                                                14,127        15,222      28,015        30,366
   Selling, general and administrative                                    2,057         2,416       4,089         4,658
   Depreciation and amortization                                          1,236         1,558       2,439         3,088
   Pre-opening expenses                                                      --           460          --           708
                                                                       --------    ----------  ----------    ----------
     Total operating expenses                                            17,420        19,656      34,543        38,820
                                                                       --------    ----------  ----------    ----------
       Income from operations                                             2,926         2,547       5,420         5,217

Other income (expense):
   Net interest expense                                                    (296)      (2,197)      (1,228)       (2,437)
   Minority interests                                                       (38)         (37)         (75)          (75)
   Equity interest in net income of unconsolidated subsidiary               212           263         392           526
   Non-recurring charge                                                      --          (17)          --          (205)
                                                                       --------    ----------  ----------    -----------

      Income before income taxes, extraordinary charge and
cumulative effect of change in accounting principle                       2,804           559       4,509         3,026

Income tax provision                                                      1,093           260       1,768         1,277
                                                                       --------    ----------  ----------    ----------

       Income before extraordinary charge and cumulative
       effect of change in accounting principle                           1,711           299       2,741         1,749

Extraordinary charge, net of income tax benefit of $1,331                 2,173            --       2,173            --
Cumulative effect of change in accounting principle,
net of income tax benefit of $600                                            --            --          --           899

       Net income (loss)                                               $   (462)   $      299  $      568    $      850
                                                                       =========   ==========  ==========    ==========

Income per share before extraordinary charge and cumulative effect of change in accounting principle:
   Basic                                                               $   0.08    $     0.02  $     0.16    $     0.09
                                                                       ========    ==========  ==========    ==========
   Diluted                                                             $   0.08    $     0.02  $     0.16    $     0.09
                                                                       ========    ==========  ==========    ==========

Effect of extraordinary charge and cumulative effect of change in accounting principle:
   Basic                                                               $  (0.10)   $       --  $   (0.13)    $    (0.04)
                                                                       =========   ==========  ==========    ===========
   Diluted                                                             $  (0.10)   $       --  $   (0.13)    $    (0.04)
                                                                       =========   ==========  ==========    ===========

Net income (loss) per share:
   Basic                                                               $  (0.02)   $     0.02  $     0.03    $     0.05
                                                                       =========   ==========  ==========    ==========
   Diluted                                                             $  (0.02)   $     0.02  $     0.03    $     0.05
                                                                       =========   ==========  ==========    ==========

Weighted average shares outstanding:
   Basic                                                                 20,448        18,016      17,351        18,530
                                                                       ========    ==========  ==========    ==========
   Diluted                                                               20,448        18,180      17,641        18,696
                                                                       ========    ==========  ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 June 30,
                                                                                          1998             1999
                                                                                     -----------      ------------
Cash flows from operating activities:
    Net income                                                                       $       568      $        850
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Extraordinary charge from early extinguishment of debt                             2,173                --
        Cumulative effect of change in accounting principle                                   --               899
        Depreciation and amortization                                                      2,439             3,088
        Equity interest in net income of unconsolidated subsidiary                          (392)             (526)
        Distributions from unconsolidated subsidiary                                         446               691
        Stock issued for employee benefit plan                                                67               153
        (Increase) decrease in:
           Accounts receivable, net                                                         (370)              488
           Inventories                                                                      (502)             (121)
           Other current assets                                                              990              (164)
            Due from affiliates                                                               21               (29)
        Increase (decrease) in:
           Accounts payable                                                                1,039              (389)
           Accrued liabilities                                                            (2,554)            3,357
           Deferred membership revenues                                                    1,190             1,119
           Deferred lease obligations                                                      1,473               512
                                                                                     -----------      ------------
               Net cash provided by operating activities                                   6,588             9,928

Cash flows from investing activities:
        Capital expenditures                                                             (15,769)          (19,908)
        Acquisition of membership base                                                        --              (902)
        Proceeds from sale of Spectrum Club - Santa Ana                                       --             5,613
        Stock re-purchase                                                                 (2,023)           (8,357)
                                                                                     ------------     -------------
               Net cash used in investing activities                                     (17,792)          (23,554)

Cash flows from financing activities:
        Exercise of employee stock options                                                    36                --
        Proceeds from sale of Common Stock                                                48,774                --
        Proceeds from Senior Secured Notes - net of costs and discount                        --             93,713
        Proceeds from notes payable and capital lease obligations                             --             25,613
        Repayments of notes payable and capital lease obligations                        (32,331)           (51,047)
                                                                                     ------------     --------------
               Net cash provided by financing activities                                  16,479             68,279
                                                                                     -----------      -------------
               Net increase in cash and cash equivalents                                   5,275             54,653
Cash and cash equivalents at beginning of period                                           1,581              2,233
                                                                                     -----------      -------------
Cash and cash equivalents at end of period                                           $     6,856      $      56,886
                                                                                     ===========      =============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                       $     1,641      $       1,033
                                                                                     ===========      =============
        Cash paid for income taxes                                                   $     2,265      $       1,512
                                                                                     ===========      =============
        Capital expenditures financed                                                $     3,950      $         800
                                                                                     ===========      =============

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND JUNE 30, 1999

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998, consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 1999, are not necessarily indicative of the results for the fiscal year ending December 31, 1999.

2. CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 1999, our cash and cash equivalents balance was $56.9 million, of which $54.8 million has been segregated into a disbursement escrow account and is specifically designated for the development of new clubs.

3. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

           On April 1, 1999, the Company issued in a private placement $100.0 million of Senior Secured Notes (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006. The Company used $37.6 million of the proceeds to repay existing indebtedness. The balance will be used to develop new Clubs and for general corporate purposes. In May 1999, the Company made an Exchange Offer to exchange the Senior Secured Notes for registered Series B Senior Secured Notes. All Senior Secured Notes were exchanged for the Series B Notes.

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

           Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principle amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a change in control, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

         Notes payable and capitalized lease obligations are summarized as follows:

                                                                  DECEMBER 31,          JUNE 30,
                                                                      1998                1999
                                                                  ------------        ------------
                                                                          (AMOUNTS IN THOUSANDS)
    Senior Secured Notes......................................    $         --        $    100,000
    The Sports Club/Irvine note (1)...........................           4,375                  --
    Note payable (2)..........................................           2,667               2,667
    Spectrum Club-Agoura Hills note (1).......................           2,506                  --
    Spectrum Clubs Fullerton and Santa Ana
       lease obligations (1)..................................           9,745                  --
    Equipment financing and
       capitalized lease obligations..........................           7,208               7,060
                                                                  ------------        ------------
                                                                        26,501             109,727
    Less current installments.................................           7,746               4,813
                                                                  ------------        ------------
                                                                  $     18,755        $    104,914
                                                                  ============        ============

----------------------

(1) These obligations were repaid with the proceeds from the issuance of the Company's Senior Secured Notes.
(2) This note was issued in connection with the acquisition of The Sports Club/LA site at 61st and 1st Street in New York.

4. BANK CREDIT FACILITY

         On April 1, 1999, concurrent with the offering of the Senior Secured Notes, the Company restated and amended its bank credit facility and all loans outstanding under the bank credit facility were repaid. The credit facility now provides for revolving loans and letters of credit aggregating $20.0 million ($12.5 million pending the satisfaction of certain conditions). Borrowings under the credit facility are secured by a first priority lien on substantially all of the real and personal property assets of certain Sports Clubs and Spectrum Clubs and bear interest at a variable rate of LIBOR plus 2 1/2% or the agent's prime rate. The facility matures on May 31, 2001. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratio requirements. At June 30, 1999, $3.1 million was outstanding under the credit facility and an additional $4.0 million was utilized in the form of a letter of credit.

5. NET INCOME PER SHARE

         Basic earnings per share represents net earnings divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the three and six months ended June 30, 1998 and 1999, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of stock options.

6. INCOME TAXES

         Income taxes are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7. NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and Club openings, be expensed as incurred. SOP 98-5 is applicable to financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 and recorded a one-time cumulative effect of a change in accounting principle charge of $899,000, net of tax. $460,000 of Club pre-opening expenses were incurred and charged to operations in the three months ended June 30, 1999 and $708,000 was charged to operations in the six months ended June 30, 1999.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 to Three Months Ended
June 30, 1998

         Our revenues for the three months ended June 30, 1999, were $22.2 million, compared to $20.3 million in 1998, an increase of $1.9 million or 9.1%. An increase of $1.2 million resulted from our opening of the Spectrum Club - Thousand Oaks in February 1999 and a decrease of $500,000 resulted from the sale of the Spectrum Club - Santa Ana in April 1999. Revenue growth of $1.2 million occurred at our other Clubs and SportsMed.

         Our direct operating expenses increased by $1.1 million to $15.2 million in the three months ended June 30, 1999, versus $14.1 million for the same period in 1998. Direct expenses increased primarily due to our opening of the Spectrum Club - Thousand Oaks in February 1999 and general cost increases at other Clubs. Our direct operating expenses as a percentage of revenues decreased to 68.6% for the three months ended June 30, 1999 compared to 69.4% in 1998, primarily due to the positive effect of the operating margins at our Spectrum Club - Thousand Oaks.

         Our selling, general and administrative expenses were $2.4 million in the three months ended June 30, 1999, versus $2.1 million for the same period in 1998. Selling costs increased approximately $162,000 primarily due to expenses incurred at recently acquired or opened Clubs. Our general and administrative costs increased by $197,000 primarily because we added additional corporate overhead to support the development of new Clubs and our overall growth.

         Our depreciation and amortization expenses were $1.6 million for the three months ended June 30, 1999, versus $1.2 million for the same period in 1998. The increase is due primarily to additional depreciation and amortization as a result of capital improvements made at Clubs acquired in 1997 and the opening of the Spectrum Club - Thousand Oaks. Pre-opening expenses were $460,000 for the three months ended June 30, 1999. Effective January 1, 1999 we are expensing pre-opening costs in the period they are incurred; previously these costs were deferred until the opening of the related Club.

         We incurred net interest expense of $2.2 million in the three months ended June 30, 1999, versus $296,000 for the same period in 1998. Net interest expense increased substantially as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999 (See Note 3 to Condensed Consolidated Financial Statements). The Notes bear interest at an annual rate of 11 3/8%.

         Equity interest in net income of unconsolidated subsidiary was $263,000 for the three months ended June 30, 1999 versus $212,000 in 1998. These amounts are associated with our investment in the Spectrum Club-Manhattan Beach operations.

         The non-recurring charge of $17,000 reflects additional expenses associated with our sale of the Spectrum Club - Fountain Valley on February 15, 1999.

         Our estimated federal and state income tax rate is 40% for the three months June 30, 1999 and 1998, resulting in net income of $299,000 for the three months ended June 30, 1999, and a net loss of $462,000 for the same period in 1998. The overall income tax rate is higher due to the New York City income tax associated with the Reebok Sports Club/NY. The net loss in the second quarter of 1998 included a $2.2 million charge on the early retirement of debt, which was recorded net of the related income tax benefit of $1.3 million.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

         Our revenues for the six months ended June 30, 1999, were $44.0 million, compared to $40.0 million in 1998, an increase of $4.0 million or 10.2%. An increase of $2.4 million resulted from our opening of the Spectrum Club - Thousand Oaks in February 1999 and a decrease of approximately $600,000 resulted from the sale of the Spectrum Club - Santa Ana in April 1999. Revenue growth of $2.2 million occurred at our other Clubs and SportsMed.

         Our direct operating expenses increased by $2.4 million to $30.4 million in the six months ended June 30, 1999, versus $28.0 million for the same period in 1998. Direct expenses increased primarily due to our opening of the Spectrum Club - Thousand Oaks in February 1999 and general cost increases at other Clubs. Our direct operating expenses as a percentage of revenues decreased to 69.0% for the six months ended June 30, 1999 compared to 70.1% in 1998, primarily due to the positive effect of the operating margins at our Spectrum Club - Thousand Oaks and Reebok Sports Club/NY.

         Our selling, general and administrative expenses were $4.7 million in the six months ended June 30, 1999, versus $4.1 million for the same period in 1998. Selling costs increased approximately $225,000 primarily due to expenses incurred at recently acquired or opened Clubs. Our general and administrative costs increased by $345,000 because we added additional corporate overhead to support the development of new Clubs and our overall growth.

         Our depreciation and amortization expenses were $3.1 million for the six months ended June 30, 1999, versus $2.4 million for the same period in 1998. The increase is due primarily to additional depreciation and amortization as a result of capital improvements made at Clubs acquired in 1997 and the opening of the Spectrum Club - Thousand Oaks. Pre-opening expenses were $708,000 for the six months ended June 30, 1999. Effective January 1, 1999 we are expensing pre-opening costs in the period they are incurred; previously these costs were deferred until the opening of the related Club.

         We incurred net interest expense of $2.4 million in the six months ended June 30, 1999, versus $1.2 million for the same period in 1998. Net interest expense increased substantially as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999 (See Note 3 to Condensed Consolidated Financial Statements). The Notes bear interest at an annual rate of 11 3/8%.

         Equity interest in net income of unconsolidated subsidiary was $526,000 for the six months ended June 30, 1999 versus $392,000 in 1998. These amounts are associated with our investment in the Spectrum Club-Manhattan Beach operations.

         The non-recurring charge of $205,000 reflects expenses associated with our sale of the Spectrum Club - Fountain Valley on February 15, 1999.

         Our estimated federal and state income tax rate is 40% for the six months ended June 30, 1999 and 1998, resulting in net income of $850,000 for the six months ended June 30, 1999, and net income of $568,000 for the same period in 1998. The overall income tax rate is higher due to the New York City income tax associated with Reebok Sports Club/NY. Net income for the six months ended June 30, 1999 included an $899,000 cumulative effect of change in accounting principle, recorded net of the related income tax benefit of $600,000, which relates to the write-off of pre-opening and start up costs capitalized prior to January 1, 1999. Net income for the six months ended June 30, 1998 included a $2.2 million charge on the early retirement of debt, which was recorded net of the related income tax benefit of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Credit Availability

         On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. We used $37.6 million of the proceeds to repay existing indebtedness. The balance will be used to develop new Clubs and for general corporate purposes. The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which limit the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and
(vi) enter into mergers and consolidations.

         Upon completion of the Senior Secured Note Offering, our bank credit facility was reduced to $20.0 million ($12.5 million pending the satisfaction of certain conditions) and the maturity date was extended to May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/2% or the agent's prime rate. At June 30, 1999, $3.1 million was outstanding under the credit facility and $4.0 million was utilized in the form of a letter of credit, leaving $5.4 million available for future borrowings. Under the terms of the Indenture, we are also allowed to incur an additional $2.9 million in equipment financing. We generated $9.9 million of cash from operating activities in the first six months of 1999. In April 1999, we sold the Spectrum Club - Santa Ana for $5.6 million in cash. In the first six months of 1999, we invested $16.1 million on new Club development projects and $3.8 million for capital expenditures at existing locations. In the first six months of 1999, we purchased $8.4 million of our Common Stock at an average price of $4.23 per share. On June 30, 1999 our cash balance was $56.9 million. Of this amount $54.8 million has been segregated into a disbursement escrow account and is specifically earmarked for the development of new Clubs.

New Club Development

         In February 1998, we signed a lease with respect to the development of the Sports Club/LA at Rockefeller Center in New York City. We have begun to renovate the space and expect to commence pre-sale activities in September 1999 and to open the Club in the first quarter of 2000. We delivered a $4.0 million letter of credit to the landlord to secure our performance under the lease agreement. Based on current estimates, we expect to spend approximately $11.9 million from the disbursement escrow account to complete development of this Club.

         In April 1998, we acquired rights to develop the Sports Club/LA at 61st and 1st Streets on the Upper East Side in New York City. We issued a non-interest bearing note for $2.7 million to the seller, and are required to pay principal in two equal installments in 1999 and 2000. Based on current estimates, we expect to spend approximately $20.7 million from the disbursement escrow account to complete development of this Club, which is expected to commence pre-sale activities in September 1999 and open in the second quarter of 2000.

         We have entered into lease agreements with Millennium Entertainment Partners ("Millennium") with respect to the development of Sports Club/LA's in San Francisco and Washington, D.C. and are negotiating a lease with Millennium for a Sports Club/LA in Boston. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $16.5 million. The construction disbursement account has $9.0 million reserved for the Boston and Washington, D.C. sites. Millennium and its affiliates own approximately 27% of our outstanding Common Stock.

         In June 1998, we acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which we intend to develop a Sports Club/LA. Construction at this location is not scheduled to begin until after the two new Sports Club/LA's in New York City are open. Based on preliminary estimates, we expect to spend approximately $19.3 million to complete development of this Club.

         We are developing two Spectrum Clubs on leased sites in Southern California one of which opened on July 1, 1999 and the other will open in early 2000. Based on current estimates, we expect to spend approximately $2.0 million to complete development of these Clubs.

Future Capital Requirements

         In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. Amounts borrowed pursuant to equipment financing arrangements are generally repayable in monthly installments over five years, with effective interest rates between 8% and 10% per annum. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $1.8 million during the next 12 months to upgrade our management information systems. The terms of the Indenture allow us to borrow an additional $2.9 million for equipment financing. Operating cash flow will be utilized for the remaining capital expenditures.

         Our long-term capital needs are to provide funds for the developments described above, for additional development and acquisition projects, to pay interest on the Senior Secured Notes and for general corporate purposes. We estimate that the cash in the disbursement escrow account, operating cash flows, and credit to be available under our credit facility will be sufficient to fund our capital expenditures in fiscal 1999 and 2000 on the projects currently under development. Future acquisitions and developments will require additional capital. Pursuant to the terms of the Indenture, we may borrow up to $20.0 million under our credit facility and up to $10.0 million through equipment financing. In addition, if certain conditions are met, the terms of the Indenture and our credit facility may permit us to incur additional indebtedness. We may also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs, subject to the terms of the Indenture and our credit facility.

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

         Membership Systems. The software programs we currently use to store membership and fee collection data and to process electronic funds transfers ("EFT") and credit card transactions are not Year 2000 compliant. We are installing a new system which is Year 2000 compliant, which we expect to be in service in 2000. Because we do not anticipate installing the new membership system prior to the year 2000, we are also modifying our current membership systems to be Year 2000 compliant. All major modifications to our current membership systems were completed in the second quarter of 1999. We expect these modified systems to be operational during the third quarter of 1999.

         Financial Accounting Systems. The supplier of the installed version of our financial accounting system has orally represented to us that the system is Year 2000 compliant. In addition, we have installed a new version of this system and are currently using one modual of the system and plan to have the second modual in place during August, 1999. This newer version is certified in writing to be Year 2000 compliant.

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

         Expense of Year 2000 Project. We currently estimate that we will expend approximately $2.9 million to acquire new hardware and other equipment, acquire new membership software, upgrade our existing membership software, update our financial accounting software and make the other modifications to our IT systems described above. Most of these expenses would be incurred in order to upgrade our membership and accounting systems in the ordinary course of business. Of this amount, $1.1 million has been expended to date. This expenditure will include new hardware and other equipment and software programs. We have not determined what amounts we will expend to replace non-IT systems, but we do not expect such costs to be material.

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

         Risks of Year 2000 Problems. The failure to correct a material Year 2000 problem could interrupt our normal business activities or operations. We believe that failures in our membership, financial accounting and food and beverage systems, or performance by third parties with respect to EFT and credit card transactions, could materially and adversely affect us. While we intend to test systems supplied by third parties, such testing may not reveal all Year 2000 problems. With the exception of certain critical non-IT systems which we have been assured are Year 2000 compliant, we do not believe that a failure of other systems would have a material impact on us. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the performance of systems represented to us by vendors to be Year 2000 compliant, we are unable to determine at this time whether Year 2000 failures will have a material impact on us. Although our Year 2000 Project is not expected to significantly reduce our level of uncertainty about Year 2000 problems, including the Year 2000 readiness of third parties, we believe that completion of the Year 2000 Project will reduce the possibility of significant interruptions of normal operations. A contingency plan has not yet been developed for dealing with an interruption of a critical system. We plan to develop and implement such a plan in the fourth quarter of 1999.

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

FORWARD LOOKING STATEMENTS

           From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments including developments relating to the following:

          o the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of the Senior Secured Notes,

          o our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for sports and fitness club services generally and competitive pricing trends in the sports and fitness market,

          o our ability to successfully develop new sports and fitness clubs,

          o disputes or other problems arising with our development partners or landlords,

          o changes in economic, competitive, demographic and other conditions in the geographic areas in which we operate, including business interruptions resulting from earthquakes or other causes,

          o       competition,

          o       changes in personnel or compensation,

          o changes in statutes and regulations or legal proceedings and rulings, and

          o       Year 2000 uncertainties.

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

           A dispute between MKDG and Agricultural arose under the Policy because Agricultural would not pay the approximate $2,000,000 unpaid balance of the Policy. MKDG filed a complaint against Agricultural, and Agricultural filed a cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), negligent misrepresentation, breach of contract, tortuous breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity in which Agricultural sought the return of amounts paid (approximately $3.0 million) plus punitive damages and attorneys fees. A demurrer was sustained without leave to amend as to all claims other than for breach of contract and declaratory relief.

           Agricultural filed a Petition for Writ of Mandate, seeking to set aside the trial court's ruling. In a decision which became final in May 1999, the Court of Appeal has granted the Writ of Mandate in part and denied it in part, holding that Agricultural has no cause of action for tortuous breach of the covenant of good faith and fair dealing and, hence, no claim for attorneys' fees. The Court of Appeal also held that Agricultural had no claim for negligent misrepresentation which it noted would encompass the same damages as those sought in Agricultural's breach of contract claim. However, the Court of Appeal also held that Agricultural should be permitted to amend its cross-complaint to specifically allege the fraud it claims was committed by the insured and any damages it claims to have suffered as a result of the alleged fraud.

           After receipt of the Writ of Mandate, the trial court sustained demurrers to Agricultural's fraud cause of action and granted leave to Agricultural to amend its cross-complaint. A First Amended Cross-Complaint was received by counsel for the Company on July 29, 1999, alleging causes of action for intentional misrepresentation (fraud), breach of contract, breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnify. No specific amount of damages is claimed; however, damages "according to proof at the time of trial" are claimed against each of the SCLA Parties as well as punitive damages, interest, attorneys' fees, expert costs, adjusters' fees, and other costs. The indemnity claim does not seek any damages from the SCLA Parties. Counsel has not had the opportunity to analyze the legal sufficiency of the new pleading.

           In the interim, an appraisal proceeding was held in which the referee found that the loss suffered by the insured was less than the policy proceeds but greater than the amount paid by Agricultural to date. Agricultural contends that portions of the appraised loss are not covered by the policy, an issue which will be determined by the trial court. A Trial Setting Conference has been scheduled for October 5, 1999.

           We will seek to be indemnified by MKDG for all damages and costs incurred in this action, although no assurance can be made that MKDG will indemnify us.

           OTR v Spectrum Club Liquidation, Inc. and The Sports Club Company, Inc. (Orange County Superior Court). OTR and Spectrum Club Liquidation, Inc. ("SCLI") entered into a lease (the "Lease") with respect to a proposed development site in Anaheim Hills, California, and The Sports Club Company, Inc. ("TSCC") guaranteed SCLI's obligations under the Lease. SCLI sought to rescind the Lease and OTR brought the subject action for damages against SCLI for breach of the Lease and against TSCC on the guarantee. OTR is seeking damages of between $4,616,000 and $6,147,000.

           It is the position of SCLI that the Lease was entered into as a result of fraud or mistake and there are witnesses who have testified to this effect. There is also a defense based upon OTR's alleged failure to reasonably mitigate its damages. SCLI's experts have testified at their depositions that, if OTR had reasonably attempted to mitigate its alleged damages, it would not have suffered any loss as a result of SCLI's failure to proceed with the Lease.

           The trial of this case is scheduled to commence on October 12, 1999. Discovery has not been completed. Liability and damages are contested and the outcome cannot be predicted at this time.

           R.W. Management Group, Inc. v. Sequoia Athletic Club & Racquetball World, et al. (Los Angeles Superior Court): On January 20, 1998, R.W. Management Group ("RWMG") filed an action against various Racquetball World-related entities and individuals (the "RBW Defendants"), the Spectrum Club Company, Inc. ("SCC"), and the Company, alleging, among other things, breach of contract, breach of fiduciary duty and interference with contract. The complaint seeks equitable relief (including a temporary restraining order, preliminary and permanent injunction), unspecified compensatory damages, punitive damages and attorneys' fees. The contract which RWMG alleges was breached (the "RWMG Contract") relates to the Racquetball World Club located in Canoga Park, which facility (the "Canoga Park Club") was acquired by SCC in December 1997. In connection with that acquisition, SCC acquired the assets thereof and assumed only certain designated liabilities, none of which related to the RWMG Contract; all other obligations and liabilities associated with the Canoga Park Club were retained by the seller. The Company and SCC successfully demurred to the complaint and it was dismissed as to them in September 1998.

           In May 1999, Norcan, an RBW Defendant and the entity from whom SCC acquired the Canoga Park Club, filed and served a cross-complaint for indemnity against SCC. Because the RWMG complaint relates to pre-acquisition conduct by the RBW Defendants and not to conduct by SCC, the Company and SCC believe Norcan's cross-compliant lacks any merit whatsoever. SCC has filed a demurrer to the cross-complaint, which is scheduled for hearing on September 1, 1999.

           Lyudmirsky, and those similarly situated v. Sports Club, Inc. of California; LA/Irvine Sports Clubs Ltd. (Los Angeles Superior Court): On June 25, 1999, Ilya Lyudmirsky filed an action on behalf of himself and those similarly situated against Sports Club, Inc. of California and

L.A./Irvine Sports Clubs Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code section 1812.80 et seq, claiming the Company's membership fee structure and membership contracts violate the provisions of the Contracts for Health Studio Services Act. Plaintiff further alleges violations of California Civil Code sections 51 and 52, claiming the Company gives unlawful, preferential discounts to attractive women in violation of the Unruh Civil Rights Act. The complaint seeks equitable relief, including a temporary and permanent injunction, as well as unspecified compensatory damages, punitive damages and attorneys' fees. The Company has not yet conducted any discovery into this action and is in the process of evaluating Plaintiff's claims.

           Other Matters. We are also involved in various claims and lawsuits incidental to our business including claims arising from accidents. However, in the opinion of management, we are adequately insured against claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or operations.

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

         The following reports on Form 8-K have been filed since April 1, 1999:

         On April 1, 1999 we filed a report on Form 8-K regarding a private offering of $100.0 million principal amount of 11 3/8% Senior Secured Notes due in March 2006.

         On June 7, 1999, we filed a report on Form 8-K regarding the appointment of John Gibbons, the Company's President, as Chief Executive Officer effective July 21, 1999. Mr. Gibbons succeeded D. Michael Talla who remains as the Chairman of the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE SPORTS CLUB COMPANY, INC.


Date: August 10, 1999                           by /s/ John M. Gibbons
                                                   -----------------------------
                                                   John M. Gibbons
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)




Date: August 10, 1999                           by /s/ Timothy M. O'Brien
                                                   -----------------------------
                                                   Timothy M. O'Brien
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)