Form 10-Q
period 1999-09-30
SPORTS CLUB CO INC
filed 1999-11-12
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                            COMMISSION FILE # 1-13290

                          THE SPORTS CLUB COMPANY, INC.

                 A DELAWARE CORPORATION - I.R.S. NO. 95-4479735

           11100 SANTA MONICA BLVD., SUITE 300, LOS ANGELES, CA 90025

                                 (310) 479-5200

           Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the company was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]    No [  ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                                                     Shares
                                                  Outstanding at
                    Class                        November 11, 1999
                 -------------                   ------------------
                 Common Stock,                      17,703,753
                par value $.01


                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                December 31,      September 30,
                                     ASSETS                                        1998               1999
                                                                                ---------          ---------
Current assets:
  Cash and cash equivalents                                                     $   2,233          $  55,373
  Accounts receivable, net of allowance for doubtful accounts
    of $215 and $183 at December 31, 1998 and September 30, 1999                    2,480              2,239
  Inventories                                                                       1,527              1,524
  Other current assets                                                                569                788
  Due from affiliates                                                                 234                253
                                                                                ---------          ---------
     Total current assets                                                           7,043             60,177

Property and equipment, at cost, net of accumulated depreciation and
  amortization of $12,520 and $16,527 at December 31, 1998 and September 30,      138,485            146,007
Equity interest in unconsolidated subsidiary                                        1,295                987
Costs in excess of net assets acquired, less accumulated amortization
  of $1,294 and $1,655 at December 31, 1998 and September 30, 1999                 15,443             15,082
Other assets, at cost, net                                                          1,491              8,788
                                                                                $ 163,757          $ 231,041
                                                                                =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and capitalized
     lease obligations                                                          $   7,746          $   4,857
  Accounts payable                                                                  2,273              4,325
  Accrued liabilities                                                               6,227              5,990
  Deferred membership revenues                                                      9,953             10,429
                                                                                ---------          ---------
     Total current liabilities                                                     26,199             25,601

Notes payable and capitalized lease obligations,
  less current installments                                                        18,755            104,346
Notes payable to bank                                                              10,940                  -
Deferred lease obligations                                                          2,724              3,155
Minority interest                                                                     600                600
                                                                                ---------          ---------
  Total liabilities                                                                59,218            133,702

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    no shares issued or outstanding                                                    --                 --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    20,896,623 shares issued and outstanding at
  Additional paid-in capital                                                      102,361            102,361
  Retained earnings                                                                 9,656             10,660
  Less: Treasury stock, at cost, 1,258,691 and 3,194,536 shares at
    December 31, 1998 and September 30, 1999                                       (7,687)           (15,891)
                                                                                ---------          ---------
       Total shareholders' equity                                                 104,539             97,339
                                                                                ---------          ---------
                                                                                $ 163,757          $ 231,041
                                                                                =========          =========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            Three Months Ended         Nine Months Ended
                                                                               September 30,               September 30,
                                                                         ----------------------      ----------------------
                                                                           1998          1999          1998          1999
                                                                         --------      --------      --------      --------
Revenues                                                                 $ 20,682      $ 22,664      $ 60,645      $ 66,701
Operating expenses:
   Direct                                                                  14,251        15,796        42,266        46,162
   Selling, general and administrative                                      2,082         2,259         6,170         6,917
   Depreciation and amortization                                            1,381         1,629         3,820         4,717
   Pre-opening expenses                                                        --           894            --         1,602
                                                                         --------      --------      --------      --------
     Total operating expenses                                              17,714        20,578        52,256        59,398
                                                                         --------      --------      --------      --------
       Income from operations                                               2,968         2,086         8,389         7,303
Other income (expense):
   Net interest expense                                                      (144)       (1,998)       (1,373)       (4,435)
   Minority interests                                                         (38)          (38)         (113)         (113)
   Equity interest in net income of unconsolidated subsidiary                 227           260           619           786
   Non-recurring charge                                                        --            --            --          (205)
                                                                         --------      --------      --------      --------
      Income before income taxes, extraordinary charge and
      cumulative effect of change in accounting principle                   3,013           310         7,522         3,336

Income tax provision                                                        1,207           157         2,975         1,434
                                                                         --------      --------      --------      --------
       Income before extraordinary charge and cumulative
       effect change in accounting principle,                               1,806           153         4,547         1,902

Extraordinary charge, net of income tax benefit of $1,331                      --            --         2,173            --
Cumulative effect of change in accounting principle,
net of income tax benefit of $600                                              --            --            --           899
                                                                         --------      --------      --------      --------
       Net income                                                        $  1,806      $    153      $  2,374      $  1,003
                                                                         ========      ========      ========      ========
Income per share before extraordinary charge and cumulative effect
   Basic                                                                 $   0.09      $   0.01      $   0.25      $   0.10
                                                                         ========      ========      ========      ========
   Diluted                                                               $   0.09      $   0.01      $   0.25      $   0.10
                                                                         ========      ========      ========      ========

Effect of extraordinary charge and cumulative effect
   Basic                                                                 $     --      $     --      $  (0.12)     $  (0.05)
                                                                         ========      ========      ========      ========
   Diluted                                                               $     --      $     --      $  (0.12)     $  (0.05)
                                                                         ========      ========      ========      ========
Net income per share:
   Basic                                                                 $   0.09      $   0.01      $   0.13      $   0.05
                                                                         ========      ========      ========      ========
   Diluted                                                               $   0.09      $   0.01      $   0.13      $   0.05
                                                                         ========      ========      ========      ========
Weighted average shares outstanding:
   Basic                                                                   20,036        17,702        18,255        18,251
                                                                         ========      ========      ========      ========
   Diluted                                                                 20,209        17,912        18,494        18,431
                                                                         ========      ========      ========      ========



     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     September 30,
                                                                                ----------------------
                                                                                   1998          1999
                                                                                --------      --------
Cash flows from operating activities:
    Net income                                                                  $  2,374      $  1,003
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Extraordinary charge from early extinguishment of debt                     2,173            --
        Cumulative effect of change in accounting principle                           --           899
        Depreciation and amortization                                              3,820         4,717
        Equity interest in net income of unconsolidated subsidiary                  (619)         (786)
        Distributions from unconsolidated subsidiary                                 446         1,094
        Stock issued for employee benefit plan                                        --           154
        (Increase) decrease in:
           Accounts receivable, net                                                 (308)          241
           Inventories                                                              (627)
           Other current assets                                                     (219)
            Due from affiliates                                                       40           (19)
        Increase (decrease) in:
           Accounts payable                                                          370         2,052
           Accrued liabilities                                                    (1,420)          363
           Deferred membership revenues                                              723           476
           Deferred lease obligations                                              2,190           431
                                                                                --------      --------
               Net cash provided by operating activities                           8,665        10,409

Cash flows from investing activities:
        Capital expenditures                                                     (19,107)      (30,298)
        Acquisition of membership base                                                --          (902)
        Proceeds from sale of Spectrum Clubs                                          --        17,613
        Stock re-purchase                                                         (6,742)       (8,357)
                                                                                --------      --------
               Net cash used in investing activities                             (25,849)      (21,944)

Cash flows from financing activities:
        Exercise of employee stock options                                            39            --
        Proceeds from sale of Common Stock                                        48,706            --
        Proceeds from Senior Secured Notes - net of costs and discount                --        93,713
        Proceeds from notes payable and capital lease obligations                  3,640        37,263
        Repayments of notes payable and capital lease obligations                (32,907)      (66,301)
                                                                                --------      --------
               Net cash provided by financing activities                          19,478        64,675
                                                                                --------      --------
               Net increase in cash and cash equivalents                           2,294        53,140
Cash and cash equivalents at beginning of period                                   1,581         2,233
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $  3,875      $ 55,373
                                                                                ========      ========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                  $  2,093      $  6,266
                                                                                ========      ========
        Cash paid for income taxes                                              $  2,012      $  1,785
                                                                                ========      ========
        Capital expenditures financed                                           $  3,950      $    800
                                                                                ========      ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998, consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results for the fiscal year ending December 31, 1999.

2. CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 1999, cash and cash equivalents were $55.4 million, of which $44.4 million has been segregated into a disbursement escrow account and is specifically designated for the development of new clubs.

3. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

           On April 1, 1999, the Company issued in a private placement $100.0 million of Senior Secured Notes (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006. The Company used $37.6 million of the proceeds to repay existing indebtedness. The balance will be used to develop new Clubs and for general corporate purposes. In May 1999, the Company exchanged the Senior Secured Notes for registered Series B Senior Secured Notes.

           The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which limit the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations. The Company was in compliance with the aforementioned covenants as of September 30, 1999.

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

         Notes payable and capitalized lease obligations are summarized as follows:

                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                   1998               1999
                                                               ------------      -------------
                                                                   (AMOUNTS IN THOUSANDS)
Senior Secured Notes......................................     $         --       $    100,000
The Sports Club/Irvine note (1)...........................            4,375                 --
Note payable (2)..........................................            2,667              2,667
Spectrum Club-Agoura Hills note (1).......................            2,506                 --
Spectrum Clubs Fullerton and Santa Ana
   lease obligations (1)..................................            9,745                 --
Equipment financing and
   capitalized lease obligations..........................            7,208              6,536
                                                               ------------       ------------
                                                                     26,501            109,203
Less current installments.................................            7,746              4,857
                                                               ------------       ------------
                                                               $     18,755       $    104,346
                                                               ============       ============


----------------------

(1) These obligations were repaid with the proceeds from the issuance of the Company's Senior Secured Notes.

(2) This note was issued in connection with the acquisition of The Sports Club/LA site at 61st and 1st Street in New York.

4. BANK CREDIT FACILITY

         On April 1, 1999, concurrent with the offering of the Senior Secured Notes, the Company restated and amended its bank credit facility and all loans outstanding under the bank credit facility were repaid. The credit facility now provides for revolving loans and letters of credit aggregating $20.0 million. Borrowings under the credit facility are secured by a first priority lien on substantially all of the real and personal property assets of certain Sports Clubs and Spectrum Clubs and bear interest at a variable rate of LIBOR plus 2 1/2% or the agent's prime rate. The facility matures on May 31, 2001. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage Ratios and Senior Liabilities to Tangible Net Worth Ratio requirements. At September 30, 1999, $4.0 million was utilized in the form of a letter of credit and no borrowings were outstanding. The Company was in compliance with the aforementioned covenants as of September 30, 1999.

5. NET INCOME PER SHARE

         Basic earnings per share represents net earnings divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the three and nine months ended September 30, 1998 and 1999, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of stock options. At September 30, 1999, there were 494,000 anti-dilutive common stock equivalents.

6. INCOME TAXES

         Income taxes are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

7. NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and Club openings, be expensed as incurred. SOP 98-5 is applicable to financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 and recorded a one-time cumulative effect of a change in accounting principle charge of $899,000, net of tax. Club pre-opening expenses incurred and charged to operations were $894,000 and $1,602,000 in the three and nine months ended September 30, 1999, respectively

         The Company adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides guidance as to appropriate treatment of internal use software costs that are acquired or internally developed. The application of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

8. SALE OF SPECTRUM CLUBS

         In September of 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club - Thousand Oaks and realized $12.0 million from that transaction.

         On September 28, 1999, the Company announced it had reached an agreement to sell the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to investment group Brentwood Associates for $48.4 million. The transaction is expected to close in November 1999.

         The estimated gain on both transactions is anticipated to be between $500,000 and $1.0 million.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

         Our revenues for the three months ended September 30, 1999, were $22.7 million, compared to $20.7 million in 1998, an increase of $2.0 million or 9.6%. An increase of $1.6 million resulted from our opening of the Spectrum Club - Thousand Oaks and the Spectrum Club - Puente Hills in February 1999 and July 1999, respectively. A decrease of $748,000 resulted from the sale of the Spectrum Club - Fountain Valley and the Spectrum Club - Santa Ana in January 1999 and April 1999 respectively. Revenue growth of $1.1 million occurred at our other Clubs and SportsMed.

         Our direct operating expenses increased by $1.5 million to $15.8 million in the three months ended September 30, 1999, versus $14.3 million for the same period in 1998. Direct expenses increased primarily due to our opening of the Spectrum Club - Thousand Oaks and the Spectrum Club - Puente Hills in February 1999 and July 1999, respectively, and general cost increases at other Clubs.

         Our selling, general and administrative expenses were $2.3 million in the three months ended September 30, 1999, versus $2.1 million for the same period in 1998. Selling costs increased approximately $82,000 primarily due to expenses incurred at recently acquired or opened Clubs. Our general and administrative costs increased by $96,000 primarily because we added additional corporate overhead to support the development of new Clubs and our overall growth.

         Our depreciation and amortization expenses were $1.6 million for the three months ended September 30, 1999, versus $1.4 million for the same period in 1998. The increase is due primarily to additional depreciation and amortization as a result of capital improvements made at Clubs acquired in 1997 and the opening of the Spectrum Club - Thousand Oaks and Spectrum Club - Puente Hills in February and July 1999, respectively.

         Pre-opening expenses were $894,000 for the three months ended September 30, 1999. Effective January 1, 1999 we are expensing pre-opening costs in the period they are incurred; previously these costs were deferred until the opening of the related Club. Pre-opening expenses were $663,000 at new Sports Club/LA developments and $231,000 at new Spectrum Club developments.

         We incurred net interest expense of $2.0 million in the three months ended September 30, 1999, versus $144,000 for the same period in 1998. Net interest expense increased substantially as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999. The Notes bear interest at an annual rate of 11 3/8%.

         Equity interest in net income of unconsolidated subsidiary was $260,000 for the three months ended September 30, 1999 versus $227,000 in 1998. These amounts are associated with our investment in the Spectrum Club-Manhattan Beach operations.

         Our estimated federal and state income tax rate is 40% for the three months ended September 30, 1999 and 1998, resulting in net income of $153,000 for the three months ended September 30, 1999, and a net income of $1,806,000 for the same period in 1998. The decrease in net income resulted primarily from increased interest expense associated with the Senior Secured Notes, most of the proceeds of which have been and will be invested in Clubs currently under development. The overall income tax rate in 1999 is higher due to the New York City income tax associated with Reebok Sports Club/NY.

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

         Our revenues for the nine months ended September 30, 1999, were $66.7 million, compared to $60.7 million in 1998, an increase of $6.0 million or 10.0%. An increase of $3.8 million resulted from our opening of the Spectrum Club - Thousand Oaks and Spectrum Club - Puente Hills in February 1999 and July 1999, respectively. A decrease of $1.5 million resulted from our sale of the Spectrum Club - Fountain Valley and the Spectrum Club -Santa Ana in January 1999 and April 1999 respectively. Revenue growth of $3.7 million occurred at our other Clubs and SportsMed.

         Our direct operating expenses increased by $3.9 million to $46.2 million in the nine months ended September 30, 1999, versus $42.3 million for the same period in 1998. Direct expenses increased primarily due to our opening of the Spectrum Club - Thousand Oaks and the Spectrum Club - Puente Hills in February 1999 and July 1999, respectively, and to general cost increases at other Clubs. Our direct operating expenses as a percentage of revenues decreased to 69.2% for the nine months ended September 30, 1999 compared to 69.7% in 1998, primarily due to the positive effect of the operating margins at our Spectrum Club - Thousand Oaks and improved operating margins at Reebok Sports Club/NY.

         Our selling, general and administrative expenses were $6.9 million in the nine months ended September 30, 1999, versus $6.2 million for the same period in 1998. Selling costs increased approximately $307,000 primarily due to expenses incurred at recently acquired or opened Clubs. Our general and administrative costs increased by $441,000 because we added additional corporate overhead to support the development of new Clubs and our overall growth.

         Our depreciation and amortization expenses were $4.7 million for the nine months ended September 30, 1999, versus $3.8 million for the same period in 1998. The increase is due primarily to additional depreciation and amortization as a result of capital improvements made at Clubs acquired in 1997 and the opening of the Spectrum Club - Thousand Oaks and Spectrum Club - Puente Hills.

         Pre-opening expenses were $1,602,000 for the nine months ended September 30, 1999. Effective January 1, 1999 we are expensing pre-opening costs in the period they are incurred; previously these costs were deferred until the opening of the related Club. Pre-opening expenses for the nine months ended September 30, 1999 were $929,000 at new Sports Club/LA developments and $673,000 at new Spectrum Club developments.

         We incurred net interest expense of $4.4 million in the nine months ended September 30, 1999, versus $1.4 million for the same period in 1998. Net interest expense increased substantially as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999. The Notes bear interest at an annual rate of 11 3/8%.

         Equity interest in net income of unconsolidated subsidiary was $786,000 for the nine months ended September 30, 1999 versus $619,000 in 1998. These amounts are associated with our investment in the Spectrum Club-Manhattan Beach operations.

         The non-recurring charge of $205,000 reflects expenses associated with our sale of the Spectrum Club - Fountain Valley on February 15, 1999.

         Our estimated federal and state income tax rate is 40% for the nine months ended September 30, 1999 and 1998, resulting in net income of $1,003,000 for the nine months ended September 30, 1999, and net income of $2,374,000 for the same period in 1998. The overall income tax rate in 1999 is higher due to the New York City income tax associated with Reebok Sports Club/NY. Net income for the nine months ended September 30, 1999 included an $899,000 cumulative effect of change in accounting principle, recorded net of the related income tax benefit of $600,000, which relates to the write-off of pre-opening and start up costs capitalized prior to January 1, 1999. Net income for the nine months ended September 30, 1998 included a $2.2 million charge on the early retirement of debt, which was recorded net of the related income tax benefit of $1.3 million.

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

         Upon completion of the Senior Secured Note Offering, our bank credit facility was reduced to $20.0 million and the maturity date was extended to May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/2% or the agent's prime rate. At September 30, 1999, no borrowings were outstanding under the credit facility and $4.0 million was utilized in the form of a letter of credit, leaving $16.0 million available for future borrowings. Under the terms of the Indenture, we are also allowed to incur an additional $3.5 million in equipment financing. We anticipate reducing our bank credit facility to $15.0 million in November 1999 after completing the sale of our Spectrum Clubs.

         We generated $10.4 million of cash from operating activities in the first nine months of 1999. In April 1999, we sold the Spectrum Club - Santa Ana for $5.6 million in cash. In the first nine months of 1999, we invested $25.1 million on new Club development projects and $5.2 million for capital expenditures at existing locations. In the first nine months of 1999, we purchased $8.4 million of our Common Stock at an average price of $4.23 per share. On September 30, 1999 our cash balance was $55.4 million. Of this amount $44.4 million has been segregated into a disbursement escrow account and is specifically earmarked for the development of new Clubs.

Sale of Spectrum Clubs

         We completed the sale and leaseback of the real estate at our Spectrum Club - Thousand Oaks in September 1999 and realized $12.0 million from that transaction. Of this amount, $2.0 million has been kept in escrow until we complete construction of a parking structure. The remaining $10.0 million will be placed in the disbursement escrow account and be earmarked for the development of The Sports Club/LA projects.

         As part of a strategy to focus on The Sports Club/LA line of Clubs, we expect to complete our sale of the Spectrum Clubs in November 1999 for gross proceeds of approximately $48.4 million. We will retire approximately $5.2 million of equipment financing obligations, complete various construction projects at several of these Clubs and actively attempt to resolve any litigation related to the Spectrum Clubs. We anticipate our net proceeds from these transactions will be approximately $37.8 million. Under the terms of our Indenture, the Company will be required, within 360 days of the Spectrum Club sale, to make an offer to retire the Senior Secured Notes to the extent these funds are not invested in assets related to our business.

New Club Development

         In February 1998, we signed a lease with respect to the development of The Sports Club/LA at Rockefeller Center in New York City. We are renovating the space and commenced pre-sale activities in October 1999 and plan to open the Club in the first quarter of 2000. We delivered a $4.0 million letter of credit to the landlord to secure our performance under the lease agreement. Based on current estimates, we expect to spend approximately $8.9 million from the disbursement escrow account to complete development of this Club.

         In April 1998, we acquired rights to develop The Sports Club/LA at 61st and 1st Streets on the Upper East Side in New York City. We issued a non-interest bearing note for $2.7 million to the seller, and are required to pay principal in two equal installments in 1999 and 2000. Based on current estimates, we expect to spend approximately $25.6 million from the disbursement escrow account to complete development of this Club, which commenced pre-sale activities in September 1999. We currently expect to open this Club in the second quarter of 2000.

         We have entered into lease agreements with Millennium Entertainment Partners ("Millennium") with respect to the development of Sports Club/LA's in San Francisco, Washington, D.C. and Boston. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $16.5 million. The construction disbursement account has $9.0 million reserved for the Boston and Washington, D.C. sites. Millennium and its affiliates own approximately 27% of our outstanding Common Stock.

         In June 1998, we acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which we intend to develop a Sports Club/LA. Construction at this location is not scheduled to begin until after the two new Sports Club/LA's in New York City are open. Based on preliminary estimates, we expect to spend approximately $19.3 million to complete development of this Club.

Future Capital Requirements

         In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. Amounts borrowed pursuant to equipment financing arrangements are generally repayable in monthly installments over five years, with effective interest rates between 8% and 10% per annum. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $1.5 million during the next 12 months to upgrade our management information systems. The terms of the Indenture currently allow us to borrow an additional $3.5 million for equipment financing. If the sale of the Spectrum Clubs is consummated as anticipated in November 1999, $8.7 million of equipment financing will be available. Operating cash flow will be utilized for the remaining capital expenditures.

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

         We estimate that the cash in the disbursement escrow account, proceeds from the sale of our Spectrum Clubs, operating cash flows, and credit available under our credit facility and equipment financing will be sufficient to fund our capital expenditures in fiscal 1999 and 2000 on the projects currently under development.

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

         Membership Systems. The software programs we currently use to store membership and fee collection data and to process electronic funds transfers ("EFT") and credit card transactions were not Year 2000 compliant. We are installing a new system which is Year 2000 compliant, which we expect to be in service late in the year 2000. Because the new membership system will not be installed prior to the year 2000, we have also modified our current membership systems to be Year 2000 compliant. We have upgraded all membership system computers, operating systems and program language to be year 2000 compliant. All major modifications to our current membership systems were completed and installed at all our Clubs in the third quarter of 1999. We continue to make various minor modifications to these systems. We expect all the year 2000 programming and testing to be done during the fourth quarter of 1999.

         Financial Accounting Systems. We recently installed a new version of our financial accounting system. This new version is certified in writing to be Year 2000 compliant.

         Other IT Systems. We are currently reviewing all other IT systems for Year 2000 compliance. A majority of our food and beverage, sports boutique sales, private training and other services and products systems are Year 2000 compliant, and we expect to replace or modify the non-compliant systems to be Year 2000 compliant by December 1999.

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

         Expense of Year 2000 Project. We currently estimate that we will expend approximately $2.9 million to acquire new hardware and other equipment, acquire new membership software, upgrade our existing membership software, update our financial accounting software and make the other modifications to our IT systems described above. Most of these expenses would be incurred in order to upgrade our membership and accounting systems in the ordinary course of business. Of this amount, $1.4 million has been expended to date. We have not determined what amounts we will expend to replace non-IT systems, but we do not expect such costs to be material.

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

         Risks of Year 2000 Problems. The failure to correct a material Year 2000 problem could interrupt our normal business activities or operations. We believe that failures in our membership, financial accounting and food and beverage systems, or performance by third parties with respect to EFT and credit card transactions, could materially and adversely affect us. While we intend to test systems supplied by third parties, such testing may not reveal all Year 2000 problems. With the exception of certain critical non-IT systems which we have been assured are Year 2000 compliant, we do not believe that a failure of other systems would have a material impact on us. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the performance of systems represented to us by vendors to be Year 2000 compliant, we are unable to determine at this time whether Year 2000 failures will have a material impact on us. Although our Year 2000 Project is not expected to significantly reduce our level of uncertainty about Year 2000 problems, including the Year 2000 readiness of third parties, we believe that completion of the Year 2000 Project will reduce the possibility of significant interruptions of normal operations. We plan to develop and implement a contingency plan for dealing with an interruption of a critical system in the fourth quarter of 1999.

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

         -     changes in personnel or compensation,

         - changes in statutes and regulations or legal proceedings and rulings, and

         -     Year 2000 uncertainties.

We will not update forward-looking statements even though our situation will change in the future.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

           MKDG/Rhodes SC Partnership and Sports Club, Inc. vs. Agricultural Insurance Company (Los Angeles Superior Court). At the time of the Northridge earthquake on January 17, 1994, Agricultural Insurance Company ("Agricultural") provided certain excess earthquake coverage for The Sports Club/LA. Certain of our predecessors (the "SCLA Parties") were named insureds under the policy. The Partners assigned to MKDG/Rhodes SC Partnership ("MKDG") all of their rights to payment under the policy and retained no interest in any amounts paid by Agricultural. A dispute arose under the policy, and MKDG filed a complaint against Agricultural. Agricultural has filed a First Amended Cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), breach of contract, breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity. Agricultural seeks the return of amounts paid (approximately $3.0 million) plus punitive damages and attorneys fees. A demurrer to the First Amended Complaint will be heard on December 1, 1999. A trial setting conference is also scheduled on that date.

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

           OTR v Spectrum Club Liquidation, Inc. and The Sports Club Company, Inc. (Orange County Superior Court). OTR and Spectrum Club Liquidation, Inc. ("SCLI") entered into a lease (the "Lease") with respect to a proposed development site in Anaheim Hills, California, and The Sports Club Company, Inc. ("TSCC") guaranteed SCLI's obligations under the Lease. SCLI sought to rescind the Lease and OTR brought the subject action for damages against SCLI for breach of the Lease and against TSCC on the guarantee. OTR is seeking damages of between $5,687,000 and $7,144,000.

           In connection with the Company's contemplated transaction to sell all its Spectrum Clubs, the Company will actively attempt to resolve this litigation.

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

           In May 1999, Norcan, an RBW Defendant and the entity from whom SCC acquired the Canoga Park Club, filed and served a cross-complaint for indemnity against SCC. Because the

RWMG complaint relates to pre-acquisition conduct by the RBW Defendants and not to conduct by SCC, the Company and SCC believe Norcan's cross-complaint lacks any merit whatsoever. SCC has filed a demurrer to the cross-complaint, which was sustained with leave to amend on September 1, 1999. Norcan filed a first amended complaint, to which the Company again demurred. That demurrer is scheduled for hearing on November 15, 1999.

           Lyudmirsky, and those similarly situated v. Sports Club, Inc. of California; LA/Irvine Sports Clubs Ltd. (Los Angeles Superior Court): On June 25, 1999, Ilya Lyudmirsky filed a class action lawsuit against Sports Club, Inc. of California and L.A./Irvine Sports Clubs Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code section 1812.80 et seq., claiming the Company's membership fee structure and membership contracts violate certain provisions of the Health Studio Services Act. Plaintiff further alleges violations of the Unruh Act and the Consumer Legal Remedies Act, claiming the Company gives unlawful, preferential discounts to attractive women and advertises membership fees which are higher than fees actually charged to some members. The complaint seeks equitable relief, including a temporary and permanent injunction, as well as unspecified compensatory damages, punitive damages and attorneys' fees. On October 22, 1999, the Court granted plaintiff's motion for summary adjudication on the first cause of action, finding that the Company's membership contracts violate California Civil Code section 1812.80 et seq., which is part of the Health Studio Services Act. The Company intends to appeal this ruling and to challenge the plaintiff's motion to obtain class certification. In addition, because the Company allows all members to cancel their membership for any reason by giving 30 days written notice, and to receive a full refund of prepaid fees, the Company does not believe that any plaintiff has been materially damaged as a result of the provisions of the membership agreement found to violate the Health Studio Services Act. The company has not yet completed its analysis of potential damages arising out of California Civil Code Sections 51 and 52, and is in the process of evaluating plaintiff's claims.

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

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 Annual Meeting of Stockholders of the Company was held on July 21, 1999. The following matters were submitted to stockholders for a vote:

         1. The election of Nanette Pattee Francini and Dennison T. Veru as Class II directors to serve until the 2002 annual meeting of stockholders.

                                  Shares Voted

                    For               Against          Abstained
                    ---               -------          ---------
                14,538,873               0                  0

        2. An amendment to the Company's Bylaws to provide for a range of between five and nine directors, with the exact number being fixed from time to time by the Board of Directors.

                                  Shares Voted

                    For               Against          Abstained
                    ---               -------          ---------
                14,511,723             46,635            1,900

        3. An amendment to the Company's 1994 Stock Compensation Plan to increase from 1,000 to 2,000 the number of shares annually granted to each non-employee Director.

                                  Shares Voted

                    For               Against          Abstained
                    ---               -------          ---------
                 13,451,623           177,035           931,600

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         The following reports on Form 8-K have been filed since July 1, 1999:

         On September 28, 1999 we filed a report on Form 8-K announcing that we have reached an agreement to sell the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an affiliate of the investment group Brentwood Associates for $48.4 million. The Company also entered into a sale and leaseback of its Spectrum Club - Thousand Oaks property for net proceeds of $12.0 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE SPORTS CLUB COMPANY, INC.

Date: November 11, 1999                               by  /s/ John M. Gibbons
                                                         ----------------------
                                                         John M. Gibbons
                                                         President and
                                                         Chief Executive Officer
                                                         (Principal Executive
                                                         Officer)




Date: November 11, 1999                               by  /s/ Timothy M. O'Brien
                                                         ----------------------
                                                         Timothy M. O'Brien
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         and Accounting Officer)