Form 10-K405
period 1999-12-31
SPORTS CLUB CO INC
filed 2000-03-28
CIK 924373

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from _______to_______.

COMMISSION FILE NUMBER: 1-13290

                          THE SPORTS CLUB COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            Delaware                                              95-4479735
 (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

              11100 Santa Monica Blvd., Suite 300
                    Los Angeles, California                                          90025
     (Address of registrant's principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:
                         (310) 479-5200

  Securities registered pursuant to Section 12(b) of the Act:     Name of each exchange on which registered
                      Title of each class

                  Common Stock $.01 par value                              American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:                        None




Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2000 was $24,018,728.

The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 17,731,753 on March 15, 2000.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        We were organized in 1994 to consolidate the ownership of several sports and fitness clubs ("Clubs"). We currently operate five Clubs, under the "Sports Club" name, including The Sports Club/LA in Los Angeles, The Sports Club/LA in New York at Rockefeller Center, The Sports Club/Irvine, The Sports Club/Las Vegas and Reebok Sports Club/NY. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service oriented state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.

        Our Clubs are conveniently located in spacious, modern facilities that typically include fitness centers, swimming pools and basketball courts. Our Clubs are designed as "urban country clubs," and range in size from 90,000 to 140,000 square feet. Initiation fees and monthly membership dues at Sports Clubs are higher than those charged by most other sports and fitness clubs, which we believe do not provide comparable services. Income from ancillary services and products, including private training, food and beverages, spa services and sports boutiques, also contribute a significant portion of our revenues. Our subsidiary, The SportsMed Company ("SportsMed"), operates physical therapy facilities in some Clubs.

        Prior to December 1999, we also owned and operated the Spectrum Clubs. These Clubs are typically housed in 25,000 to 65,000 square foot facilities and offer many amenities similar to but less extensive than our Sports Clubs. Initiation fees and monthly dues at Spectrum Clubs are lower than at Sports Clubs. In December 1999, we sold the Spectrum Clubs to an investment group and realized $60.4 million of gross proceeds from the sale. We continue to manage the Spectrum Clubs under a transition services agreement with the buyer and will continue to do so until the buyer establishes their administrative offices later in the year 2000.

        Our strategy is to expand The Sports Club/LA brand in major metropolitan markets and to increase revenues and profitability at existing Clubs, through regular increases in monthly membership dues and expanded ancillary services and products. There are currently four The Sports Club/LA Clubs under development in New York City, Washington, D.C., San Francisco and Boston. We expect to open these Clubs from mid 2000 through mid 2001. We own 3.5 acres of undeveloped land in Houston, Texas on which we expect to develop an approximately 85,000 square foot Sports Club. We will continue to investigate other sites for new Club developments and acquisitions.

        According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, 22.5 million Americans were members of more than 14,100 sports and fitness clubs in 1999. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 8.3% from $5.5 billion in 1991 to $9.6 billion in 1998. The industry has benefited from the general public's increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 50% of all memberships and are the fastest growing segment of the industry.

THE SPORTS CLUBS

        Sports Clubs are 90,000 to 140,000 square foot multi-purpose facilities, which generally include the following features:

        o large, fully equipped gyms with state-of-the-art fitness equipment, including weight training, cardio-vascular equipment and flexibility/balance centers,

        o basketball, volleyball, racquetball, squash and paddle tennis courts and, in the case of The Sports Club/Las Vegas, indoor and outdoor tennis courts,

        o aerobics/group exercise studios featuring classes throughout the day and evening, seven days a week, including aerobics, dance, muscle conditioning, boxing, martial arts and bodymind,

        o group cycling studios and, in the case of Reebok Sports Club/NY, climbing walls,

        o swimming pools, sun decks, golf practice nets and running tracks,

        o destination cityspa offering massage, facials and full body treatments,

        o       men's and women's locker rooms featuring wood lockers,

        o       steam rooms, saunas and jacuzzis,

        o restaurants, sports bars, private dining/conference rooms, media centers and sundecks,

        o       valet parking, pro shops, hair salons and childcare services,

        o       sports medicine and physical therapy facilities,

        o personal trainers to develop and supervise members' exercise routines,

        o       registered dietitians,

        o       fitlab assessment center,

        o       PTS Private Training System nutritional programs and products,

        o       registered dietitians for nutritional consultations,

        o interactive children's classes, as well as supervised age-specific junior recreational rooms and junior programs such as gymnastics,

        o instruction in racquet sports, golf, running, swimming, boxing, martial arts, and, in the case of Reebok Sports Club/NY, rock climbing,

        o full-time activities directors responsible for social and media events for members, including organizing trips, lectures and charity events,

        o full-time sports managers who organize sports tournaments, leagues and classes, and

        o wellness protocols such as exercise regimens designed for specific groups of members.

        We currently have five Sports Clubs in operation. The Sports Club/LA opened in 1987 in west Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Pacific Palisades, Westwood and Century City. The Sports Club/Irvine opened in 1990 near Newport Beach in Orange County, California. Reebok Sports Club/NY opened in 1995 in Manhattan's upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. ("Reebok") and Lincoln Metrocenter Partners, L.P. (collectively with its affiliates "Millennium"). We manage the operations of this Club and own a controlling 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership. We acquired a club in Henderson, Nevada and converted it to The Sports Club/Las Vegas in August 1997. The Sports Club/Las Vegas services the rapidly growing Las Vegas market and is situated approximately three miles east of the Las Vegas airport. Our newest Club, New York's The Sports Club/LA is located within the Rockefeller Center complex and was opened in February 2000. This Club was designed to service the executive business community in mid-town Manhattan.

THE SPORTSMED COMPANY, INC.

        Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA in Los Angeles, The Sports Club/Irvine, the Spectrum Club -- Agoura Hills, and the Spectrum Club -- Valencia. SportsMed also operates in a stand alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and registered dietitians who provide services to members and others. We believe that SportsMed provides valuable services which are complementary to the other services provided by the Clubs, and are considering expanding the SportsMed concept to other Clubs in the future.

DEVELOPMENT OF ADDITIONAL CLUBS

        Current Sports Club Developments. The following outlines our current development plans for Sports Clubs.

        The Sports Club/LA-Upper East Side, New York. This 140,000 square foot Club is located in the upper east side of Manhattan and is expected to be open in the third quarter of 2000. This site is the location of the former Vertical Club, which was closed in February 1999 for major renovation and conversion to a Sports Club.

        Millennium Developments. We are developing The Sports Club/LA in Boston, Washington, D.C. and San Francisco with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects, and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros. These Clubs will be located in projects developed by Millennium in prime, metropolitan locations which, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments is expected to include either a Ritz Carlton or Four Seasons five star hotel. These Clubs will be approximately 100,000 square feet and will offer services typically found at our other Sports Club sites. We expect to open these Clubs between September 2000 and April 2001. We believe that such projects offer ideal locations for Sports Clubs and intend to investigate additional Sports Club developments with Millennium or other developers in other major metropolitan areas.

        The Sports Club/LA-Houston. In June 1998, we acquired approximately 3.5 acres of undeveloped land in Houston, Texas, on which we expect to develop an approximately 85,000 square foot Sports Club. At the current time, we are not actively developing this property.

        Other Developments. We currently believe that our resources can be best used to develop The Sports Club/LA in additional locations, but we may consider the acquisition and conversion of existing sports and fitness clubs to a Sports Club/LA if a suitable opportunity arises. We believe that, because of our established reputation and the prestige associated with the Sports Clubs, developers view our Clubs as valuable components of multi-use developments.

        Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs which have not yet achieved mature membership levels have operated at a loss or at only a slight profit during this period as a result of fixed expenses which, together with variable operating expenses, approximate or exceed membership fees and other revenues. We expect this trend to continue at the five Clubs we will open in 2000 and 2001 as the current presale membership levels are below the amount required to reach a break even operating level. The demographics in the vicinity of our newly opened Sports Club/LA at Rockefeller Center and the upper east side Club under development compare favorably to the demographics at Reebok Sports Club/NY. Therefore, we believe that our income from these Clubs will significantly increase as membership levels mature.

        The physical layout, decor, age of equipment, staff training, marketing programs, membership fees, ancillary services offered and other characteristics of Clubs we may acquire vary, and, as a result, acquired Clubs may have lower operating income than a typical Sports Club. We generally will renovate an acquired Club, upgrade equipment, fitness programs and exercise protocols, install experienced employees, implement marketing and training programs, and introduce new services and products to enhance ancillary revenues. We will also implement membership fees consistent with other Sports Clubs. Newly acquired Clubs undergoing such improvements may perform at lower margins during the period of implementation of new policies and programs.

SALES AND MARKETING

        Strategy. The Sports Clubs are marketed as "urban country clubs" offering personalized attention and multiple amenities and services. We believe that the image of The Sports Clubs as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. Our Sports Clubs emphasize personalized service and instruction and the creation of an "urban country club" atmosphere in which members can relax and socialize. Our marketing efforts at older, more seasoned Sports Clubs emphasize maintaining existing members, replacing members who leave with new members and increasing ancillary revenues such as private training and retail sales. Our focus at the newer Sports Clubs is on attracting additional members.

        Referrals, Endorsements and Advertising. Word-of-mouth referrals and endorsements by existing members are the Sports Clubs' most important source of new members. In addition, all Sports Clubs utilize targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are direct mail with some use of print advertisements. The print advertisements are supplemented by special events and special membership programs. The Sports Clubs host corporate parties and charity benefits and often donate free or discounted memberships to charitable organizations. We also conduct periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. We believe that we will be able to continue to utilize these marketing strategies in the promotion of new Clubs.

        Targeted Members. The largest segment of the membership base for the Sports Clubs consists of health-conscious individuals. We target five other groups in order to expand membership: corporate members, "shape-over" members, medical referrals, families, and seniors. Each of these groups requires specialized exercise/fitness programs, and we have developed specific programs to attract members of these groups.

        Corporate Programs. We believe the corporate market is a significant source of new members, due to the proximity of the Sports Clubs to business centers and the use of the Clubs to conduct business and to develop and maintain business contacts. We employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of our Clubs. The Sports Clubs offer corporate group-discounted initiation fees depending upon the number of new members involved. Our SportsMed subsidiary has developed several corporate wellness programs to fit the needs of this particular market. We believe that corporations are favorably disposed to Sports Clubs and the SportsMed programs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

        Medical Referrals. We target members from the medical referral market through our SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group.

        Family Programs. We believe that the children/family market has considerable potential, as younger members grow older, marry and have children, and seek recreational activities in which the entire family can participate. To target the family market, we have implemented "Fun N Fit" programs which target children between the ages of 6 months and 15 years and involve youth sports camps and clinicks, fitness programs, art classes and birthday parties. The Clubs' weight-training, basketball and swimming pool facilities are made available to children and their parents during family day, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs offer a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

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

        We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, aerobics teachers and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel within the applicable employee group is mandatory. We place particular emphasis on sales/marketing training seminars, which are given once every two months by a personnel instructor and in which all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs. Most instructors are college-educated. Our aerobics instructors hold a nationally recognized certification and must have at least one year of teaching experience before they are permitted to teach at the Clubs, and are required to participate in ongoing training and periodic re-evaluation.

MEMBERSHIP PROGRAMS

        Sports Club memberships require an initiation fee plus monthly membership dues. Unlike many other clubs, we do not offer financing for memberships. Members are currently required to pay their dues on a monthly basis by EFT, by which each member is automatically debited each month for dues either through a checking account or credit card. At established Sports Clubs, the average life of a member is four to five years.

        Sports Clubs offer three types of memberships: executive, health and racquet. Sports Club initiation fees and monthly membership dues vary depending on the location of the Club. The Sports Clubs' initiation fees range from $400 to $2,500 and monthly membership dues range from $90 to $225. Corporate, bicoastal and spousal memberships are also available.

        Executive Membership. Executive membership offers the greatest number of amenities and services, including unlimited use of all facilities, racquet sports privileges, personal locker assignments within an executive locker room, laundry service, free valet parking and charge privileges for dining and other Club services. Executive membership entitles a member to use all Sports Clubs.

        Health Membership. Health membership is the basic membership offering unlimited use of the facility excluding those privileges associated with a racquet membership; courts are available to holders of health memberships for an additional fee. We also offer a bi-coastal membership which entitles a member to use all Sports Clubs throughout the country.

        Racquet Membership. Racquet membership is currently only offered at The Sports Club/Irvine and The Sports Club/Las Vegas and, in addition to use of the Club's facilities, includes the unlimited use of racquetball, squash and paddle tennis courts at The Sports Club/Irvine, and tennis at The Sports Club/Las Vegas.

COMPETITION

        Although the sports and fitness industry is still fragmented, the industry has experienced significant consolidation in recent years and certain of our competitors are significantly larger and have greater financial and operating resources than we do. In addition, a number of individual and regional operators compete with us in our existing and targeted markets. Many of these sports and fitness clubs attract the same types of members we target. We also compete with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight-reducing salons, as well as products and services that can be used in the home. As the general public becomes increasingly aware of the benefits of regular exercise, it is anticipated that additional sports and fitness businesses will emerge. We believe that there will continue to exist a market for our Clubs and that our operating experience, our highly visible image, the professionalism of our staff and our state-of-the-art equipment and exercise facilities afford us an advantage over our competitors. However, we may be unable to maintain our membership fees or membership levels in areas where another sports and fitness club offers competitive facilities and services at a lower cost to members.

TRADEMARKS AND TRADENAMES

        The "Sports Club" name is generally not protectable under federal or state trademark laws. We have registered our "flying lady" logo as a stand-alone design and in combination with "The Sports Club/LA" and "The Sports Club/Irvine" names under federal trademark laws. We have also registered "The Sports Club/LA" name and logo in France, Germany, the United Kingdom, Japan and Australia and we are awaiting final trademark approval under a common mark for the "European Community" in general.

GOVERNMENT REGULATION

        Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

        Statutes and regulations affecting the fitness industry have been enacted or proposed in California, New York and Nevada, the states in which we currently operate Clubs. Many other states into which we may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements, and subject to the matters described in "Item 3 Legal Proceedings," believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

        Under so-called state "cooling-off" statutes, a member has the right to cancel his or her membership for a period of three to 10 days (depending on the applicable state law) and, in such event, is entitled to a refund of any down payment. In addition, our membership contracts provide that a member may cancel his or her membership at any time upon death, disability or relocation of a certain distance from the nearest Club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to us upon cancellation and we may offset such amount against any refunds owed.

EMPLOYEES

        At March 15, 2000, we had approximately 1,600 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At March 15, 2000 we employed approximately 700 full-time employees, approximately 150 of whom were sales personnel or supervisory personnel involved in Club operations, and approximately 50 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        We own The Sports Club/Irvine, The Sports Club/LA in Los Angeles (subject to a minority interest held by D. Michael Talla) and The Sports Club/Las Vegas including all underlying real estate. We own land in Houston, Texas on which we plan to develop a Sports Club. All other structures in which the Clubs are located are leased.

         The following table provides certain information concerning our Clubs:


                                              APPROXIMATE     OPEN DATE    OWN OR LEASE
CLUB                                          SQUARE FEET       (3)       EXPIRATION DATE      RENEWAL OPTION
----                                          -----------       ---       ---------------      --------------
The Sports Club/LA-Los Angeles (1)......        100,000        1994 A          Own                   N/A
The Sports Club/Irvine..................        130,000        1994 A          Own                   N/A
Reebok Sports Club/NY(2)................        140,000        1995 O        4/17/15        Three 14-year options
The Sports Club/Las Vegas...............        136,000        1997 A          Own                   N/A
The Sports Club/LA - Rockefeller Center          90,000        2000 O        1/31/13          Two 5-year options
The Sports Club/LA - 61st Street........        140,000        2000 E        12/31/20         Two 5-year options
The Sports Club/LA - Washington D.C.....        100,000        2000 E        2020 (4)        Three 14-year options
The Sports Club/LA - Boston.............        100,000        2001 E        2021 (4)        Three 14-year options
The Sports Club/LA - San Francisco......        100,000        2001 E        2021 (4)        Three 14-year options

----------

(1) D. Michael Talla, our Chairman and Co CEO, has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA in Los Angeles. See "Certain Relationships and Related Transactions."

(2) We are entitled to certain priority distributions from the partnership which owns this Club. After payment of such priority distributions, we are entitled to 60% of all additional profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(3)     Date of acquisition ("A"), opening ("O") or estimated opening date
        ("E").

(4) The initial term for each lease expires 20 years after the rent commencement date, as defined in the lease.


        We remain obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. We also own the land and building at the former Spectrum Club - Fountain Valley and are leasing that property to another club operator.

        All of the Clubs maintain comprehensive casualty, liability and business interruption insurance and Clubs located in California maintain a blanket $40.0 million earthquake insurance policy. We believe that our insurance coverage is in accordance with or above industry standards. There are, however, certain types of losses which may be either uninsurable or not economically insurable, and insurance proceeds may not adequately compensate for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and our anticipated profits from the affected Clubs. Any such event could have a material adverse effect on our operations.

ITEM 3. LEGAL PROCEEDINGS

        MKDG/Rhodes SC Partnership and Sports Club, Inc. v. Agricultural Insurance Company (Los Angeles Superior Court). At the time of the Northridge earthquake on January 17, 1994, Agricultural Insurance Company ("Agricultural") provided certain excess earthquake coverage for The Sports Club/LA in Los Angeles. Certain of our predecessors (the "SCLA Parties") were named insureds under the policy. The Partners assigned to MKDG/Rhodes SC Partnership ("MKDG") all of their rights to payments under the policy and retained no interest in any amounts paid by Agricultural. A dispute arose under the policy and MKDG filed a complaint against Agricultural, and Agricultural filed a cross-complaint against MKDG and the SCLA Parties, alleging intentional misrepresentation (fraud), negligent misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, rescission, money had and received, declaratory judgment and indemnity. Agricultural sought the return of amounts paid (approximately $3.0 million), plus punitive damages and attorneys fees. This matter was settled in December 1999 without any material expense to us.

        OTR v. Spectrum Club Liquidation, Inc. and The Sports Club Company, Inc. (Orange County Superior Court). OTR and Spectrum Club Liquidation, Inc. ("SCLI") entered into a lease with respect to a proposed Spectrum Club development site in Anaheim Hills, California, and we guaranteed SCLI's obligations under the lease. SCLI sought to rescind the lease, and OTR brought this action for damages against SCLI for breach of the lease and against us on the guarantee, seeking specific damages and unspecified general damages. We filed a cross-complaint seeking rescission of the lease on the basis of fraud, mistake and negligent misrepresentation. In November 1999, the parties settled both actions and we paid OTR $2,950,000. We agreed to this settlement concurrent with the sale of the Spectrum Clubs. As a result, the settlement payment was recorded as a reduction in the gain on the Spectrum Clubs sale.

        Randy Pinkerton and Nick Thedes, individually and as Partners of Think Physical Therapy v. SCC California, Inc. (Orange County Superior Court). On April 23, 1999, Randy Pinkerton and Nick Thedes, individually and as partners of Think Therapy Physical Therapy (collectively, "Think Therapy") filed an action against SCC California, Inc., ("Spectrum"), our wholly-owned subsidiary, alleging among other things, breach of contract and interference with economic relationships. The complaint seeks declaratory relief (including the confirmation of Think Therapy's lease term through December 1999), unspecified compensatory damages and attorneys' fees. The contract which Think Therapy alleges was breached relates to a lease at the former Spectrum Club - Santa Ana facility ("Santa Ana Club") which facility was acquired by Spectrum in December 1997 and sold in April 1999 as commercial property unrelated to the sports and fitness business. We believe that Think Therapy was on a month-to-month lease and in connection with the sale of the Santa Ana Club we terminated their tenancy by serving a thirty day Notice to Quit in March 1999. Spectrum has responded to the complaint against them and believes the allegations are without merit and will vigorously defend this lawsuit.

        Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; LA/Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against Sports Club, Inc. of California and LA/Irvine Sports Club, Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code
Section 1812.80 et seq., claiming our membership fee structure and membership contracts violate certain provisions of the Health

Studio Services Act (the "HSS Act"). Lyudmirsky further alleges violations of the Unruh Act and the Consumer Legal Remedies Act, claiming we give unlawful, preferential discounts to attractive women and advertises membership fees which are higher than fees actually charged to some members. The complaint seeks equitable relief, (including a temporary and permanent injunction), unspecified compensatory damages, punitive damages and attorneys' fees. We stipulated to a preliminary injunction, which prohibits us from violating the HSS Act, effective as of November 29, 1999. On October 22, 1999, the Court ruled that Lyudmirsky's membership contract violated the HSS Act and is void. However, the Court has not ruled that Lyudmirsky suffered damages as a result of the violation of the HSS Act. Under the HSS Act, a claimant may recover an amount up to three times the actual damages suffered plus attorneys' fees. The amount of actual damages is measured by the amount paid less reasonable value of services. We believe our initiation fees and monthly dues are reasonable, and our members have not suffered actual damages as a result of the alleged violation of the HSS Act. The hearing on Lyudmirsky's motion for class certification regarding the HSS Act claim is set for March 29, 2000. We have denied violating the Unruh Act, and providing preferential discounts to women based on beauty. We have also denied making misleading or false statements regarding our pricing structure or discounts. We are in the process of evaluating Lyudmirsky's damage claim as well as the size of the class which may be certified with respect to the HSS claim and are unable at this time to estimate the damages, if any, which any class may be awarded. However, if a significantly large class is certified and the court or jury accepts plaintiff's damage claims, this action may have a materially adverse effect on our financial condition. The trial date is August 7, 2000.

        Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against us for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with our 1998 acquisition of the Vertical Club - a sports and fitness club located in New York (the "Club"). We believe that we have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place feels that no basis exists which excuses us from the timely payment of installments on the Note and is asking for damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, we filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has not yet responded. We are just commencing discovery and intend to vigorously pursue our cross-claims. We are unable to estimate, at this time, the amount, if any, that will be awarded in this matter.

        Other Matters. We are also involved in various claims and lawsuits incidental to our business, including claims arising from accidents. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or operations.

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

               CALENDAR QUARTER                PRICE RANGE OF COMMON STOCK
                                               ---------------------------
                                                   HIGH          LOW
                                                  ------       ------
Year Ended December 31, 1998:
     First Quarter ........................       $9.250       $8.250
     Second Quarter .......................        9.250        6.750
     Third Quarter ........................        7.500        4.750
     Fourth Quarter .......................        6.063        3.750

Year Ended December 31, 1999:
     First Quarter ........................        5.250        3.750
     Second Quarter .......................        5.125        3.812
     Third Quarter ........................        6.000        3.937
     Fourth Quarter .......................        5.000        3.125

Year Ended December 31, 2000:
     First Quarter (through March 15, 2000)        4.500        3.375

        As of March 15, 2000 we had approximately 59 stockholders of record and approximately 400 nonobjecting beneficial owners. The closing price of our Common Stock as reported by the AMEX on March 15, 2000, was $4.125.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents our summary financial and operating data for the fiscal years ended December 31, 1995 through 1999 and have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

                                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                   1995          1996           1997          1998          1999
                                                                  --------      --------      --------      --------      --------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenues ..................................................     $ 34,659      $ 36,918      $ 61,154      $ 81,923      $ 87,325
  Operating expenses:
    Direct ..................................................       21,730        22,989        43,517        56,746        60,528
    Selling, general and administrative .....................        5,486         6,052         6,607         8,556         9,234
    Depreciation and amortization ...........................        2,775         2,490         3,919         5,282         6,147
   Pre-opening expenses .....................................           --            --            --            --         3,090
                                                                  --------      --------      --------      --------      --------
         Total operating expenses ...........................       29,991        31,531        54,043        70,584        78,999
                                                                  --------      --------      --------      --------      --------
         Income from operations .............................        4,668         5,387         7,111        11,339         8,326
  Other income (expense):
    Interest ................................................       (2,600)       (2,682)       (3,206)       (1,629)       (5,991)
    Minority interests ......................................         (150)         (150)          (22)         (150)         (150)
    Equity interest in net income of unconsolidated
     subsidiaries ...........................................          860           631           696           880           931
    Non-recurring items .....................................           --          (300)       (2,025)         (314)          553
                                                                  --------      --------      --------      --------      --------
         Total other income (expense) .......................       (1,890)       (2,501)       (4,557)       (1,213)       (4,657)
                                                                  --------      --------      --------      --------      --------
         Income before income taxes, extraordinary charge and
         cumulative effect of change in accounting
         principle ..........................................        2,778         2,886         2,554        10,126         3,669
  Provision for income taxes ................................        1,139         1,183         1,014         3,971         1,460
                                                                  --------      --------      --------      --------      --------
         Income before extraordinary charge and cumulative
          effect of change in accounting principle ..........        1,639         1,703         1,540         6,155         2,209
  Extraordinary charge from early extinguishment
   of debt, net of income tax benefit of $1,331 .............           --            --            --         2,173            --
  Cumulative effect of change in accounting principle,
   net of income tax benefit of $600 ........................           --            --            --            --           899
                                                                  --------      --------      --------      --------      --------
         Net income .........................................     $  1,639      $  1,703      $  1,540      $  3,982      $  1,310
                                                                  ========      ========      ========      ========      ========

  Net income per share:
    Basic ...................................................     $   0.14      $   0.15      $   0.12      $   0.21      $   0.07
                                                                  ========      ========      ========      ========      ========
    Diluted .................................................     $   0.14      $   0.15      $   0.12      $   0.21      $   0.07
                                                                  ========      ========      ========      ========      ========

  Weighted average number of common shares outstanding:
    Basic ...................................................       11,353        11,355        12,524        18,603        18,114
                                                                  ========      ========      ========      ========      ========
    Diluted(1) ..............................................       11,357        11,360        12,683        18,829        18,290
                                                                  ========      ========      ========      ========      ========

                                                                                 AT DECEMBER 31,
                                                          ------------------------------------------------------------
                                                            1995         1996         1997         1998         1999
                                                          --------     --------     --------     --------     --------
                                                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments .     $  1,545     $  4,146     $  1,581     $  2,233     $ 77,496
  Current assets ....................................        7,147        7,341        4,926        7,043       83,341
  Property and equipment, net .......................       59,956       72,736      106,791      135,269      118,959
  Total assets ......................................       83,161       95,697      131,561      163,757      223,553
  Deferred membership revenue .......................        5,614        7,481        9,936        9,953        9,712
  Current liabilities ...............................       11,355       14,159       26,844       26,199       23,833
  Long-term debt including current installments .....       32,913       38,497       50,798       37,441      103,887
  Stockholders' equity ..............................       39,492       41,202       58,477      104,539       97,687

----------

(1) Does not include up to 119,093 shares to be issued as consideration for the acquisition of one Spectrum Club acquired from Racquetball World.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere herein. The Spectrum Club -- Manhattan Beach was accounted for under the equity method of accounting until December 1999 at which time we sold all of our Spectrum Clubs.

        In July 1997, we opened the Spectrum Club -- Valencia. In August 1997, we acquired a sports and fitness club in Henderson, Nevada which we converted to The Sports Club/Las Vegas in a transaction accounted for as a purchase. On December 31, 1997, we acquired four Clubs in Southern California, which were operated as Spectrum Clubs in a transaction accounted for as a purchase; one of these Clubs was leased to another health and fitness operator in January 1999 and one Club was sold in April 1999. In November 1998 we closed the Spectrum Club -- Santa Monica and in December 1999 sold the remaining Spectrum Clubs. Seasonal factors have not had a significant effect on our operating results.

RESULTS OF OPERATIONS

        As a result of the sale of the Spectrum Clubs in November 1999, results for past periods are not indicative of results in future periods.

        Fiscal 1999. Our revenues for the year ended December 31, 1999, were $87.3 million, compared to $81.9 million for 1998, an increase of $5.4 million or 6.6%. Revenue increased at the Spectrum Clubs by $1.4 million, as the revenues at our two new Clubs offset the lost revenues at Clubs we sold or closed. Revenue increased by $4.0 million at The Sports Clubs and SportsMed. The revenue increase at The Sports Clubs was primarily due to increases in membership dues and ancillary services fees and the final maturation of the membership base at The Reebok Sports Club/NY.

        Our direct operating expenses increased to $60.5 million for the year ended December 31, 1999, compared to $56.7 million for 1998. Direct expenses increased primarily due to the opening of two new Spectrum Clubs in 1999 and to direct expenses related to increased revenues at The Sports Clubs. Direct operating expenses as a percentage of revenues were 69.3% in both 1999 and 1998.

        Selling, general and administrative expenses were $9.2 million for the year ended December 31, 1999, compared to $8.6 million for 1998, an increase of $600,000 or 7.9%. Selling costs increased approximately $70,000. General and administrative costs increased by approximately $600,000. General and administrative costs increased primarily due to legal expenses associated with litigation (See "Item 3 - Legal Proceedings") and the increase in our corporate infrastructure related to our planned expansion. Selling, general and administrative costs slightly increased as a percentage of revenue to 10.6% in 1999 from 10.4% in 1998. We believe these costs should decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

        Depreciation and amortization expenses were $6.1 million for the year ended December 31, 1999, compared to $5.3 million for 1998. Depreciation expense increased primarily due to the opening of two new Spectrum Clubs in 1999 and to additional depreciation related to improvements made at other Clubs in 1998 and 1999.

        Pre-opening expenses incurred in 1999 were $3.1 million. We adopted Statement of Position 98-5, "Accounting for Start-Up Costs" ("SOP 98-5") effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new fitness clubs, except for real estate related costs, be expensed as incurred. This is a change from our previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Club opening. In 1999, we incurred start up costs at two Spectrum Clubs and two Sports Clubs.

        Interest expense was $6.0 million for the year ended December 31, 1999, compared to $1.6 million for 1998. Interest expense increased primarily due to the interest expense associated with our $100.0 million Senior Secured Notes issued in April 1999. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006.

        Equity interest in net income of unconsolidated subsidiary was $931,000 for the year ended December 31, 1999, compared to $880,000 for 1998, an increase of $51,000 or 5.8%. These amounts are associated with improved profits at the Spectrum Club -- Manhattan Beach, which we sold in December 1999.

        In the year ended December 31, 1999, we had a non-recurring gain of $553,000 compared to a non-recurring charge of $314,000 for the year ended December 31, 1998. The non-recurring gain in 1999 is associated with the sale of the Spectrum Club - Fountain Valley in January 1999 and the sale of the remaining Spectrum Clubs in December 1999. The non-recurring item in 1998 is associated with our closing of the Spectrum Club - Santa Monica in November 1998.

        Our net income before income taxes, non-recurring items, extraordinary charge and cumulative effect of change in accounting principle was $3.1 million for the year ended December 31, 1999, compared to $10.4 million for 1998. In 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $899,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999. In 1998, we incurred a loss from early estinguishment of debt, net of applicable taxes, of $2.2 million, which was recorded as an extraordinary charge.

        Our estimated income tax rate was 40% and 38% for the year ended December 31, 1999 and 1998 respectively, resulting in net income of $1.3 million for 1999 and $4.0 million for 1998. Basic and diluted earnings per share, before non-recurring items, extraordinary charge and cumulative effect of change in accounting principle was $.17 and $.17 in 1999 and $.35 and $.34 in 1998, respectively. Basic and diluted net income per share was $.07 in 1999 and $.21 in 1998.

        Pro forma fiscal 1999. During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (see Note 3 to consolidated financial statements). Below is a discussion of the unaudited results of operations for the fiscal years ended December 31, 1999 and 1998 on a pro forma basis assuming the sale of the Spectrum Clubs occurred on January 1, 1998.
The purpose of the pro forma consolidated statements of operations are to present what our operating results might have been for the years ended December 31, 1998 and 1999, had the sale of the Spectrum Clubs occurred on January 1, 1998. However, the pro forma consolidated statements of operation do not purport to and do not represent what our actual results of operations might have been had the Spectrum Club sale been completed on January 1, 1998. Moreover, the pro forma consolidated statements of operation do not purport to be projections of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

        Our revenues for the year ended December 31, 1999, were $62.2 million, compared to $57.9 million for 1998, an increase of $4.3 million or 7.4%. Revenue increased primarily due to increases in membership dues and ancillary services fees and the final maturation of the membership base at the Reebok Sports Club/NY.

        Operating expenses for the year ended December 31, 1999, were $56.0 million, compared to $49.0 million for 1998, an increase of $7.0 million or 14.1%. Operating expenses increased primarily due to additional direct expenses associated with the increased revenues, increased general and administrative expenses and the recognition of pre-opening costs. General and administrative expenses increased primarily due to legal expenses associated with litigation and the increase in corporate infrastructure related to our planned expansion. Pre-opening expenses incurred in 1999 were $2.4 million. We adopted Statement of Position 98-5, "Accounting for Start-Up Costs" ("SOP 98-5") effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new fitness clubs, except for real estate related costs, be expensed as incurred. This is a change from our previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Clubs opening.

        Other expenses for the year ended December 31, 1999, were $2.3 million, compared to other income of $2.3 million for 1998. The change in other income and expense is primarily due to increased interest expense associated with our $100.0 million Senior Secured Notes issued in April 1999.

        Our pro forma net income for the year ended December 31, 1999 was $2.0 million or $0.11 per basic and diluted share, compared to net income of $4.6 million in 1998 or $0.25 per basic and diluted share. In 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $221,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999. In 1998, we incurred a loss from early extinguishment of debt, net of applicable taxes of $2.2 million, which was recorded as an extraordinary charge.

        Fiscal 1998. Our revenues for the year ended December 31, 1998, were $81.9 million, compared to $61.2 million for 1997, an increase of $20.7 million or 33.8%. An increase of $14.6 million resulted from revenue at our new Clubs acquired and/or opened during the last six months of 1997. Revenue growth of $6.1 million resulted from the remaining Clubs and SportsMed.

        Our direct operating expenses increased to $56.7 million for the year ended December 31, 1998, compared to $43.5 million for 1997. The increase resulted primarily from the Clubs acquired and/or opened during the last six months of 1997. Direct operating expenses as a percentage of revenues decreased to 69.3% for 1998 compared 71.2% for 1997. Operating margins continued to improve at Reebok Sports Club/NY as membership levels at this Club mature. Lower operating margins at acquired Clubs partially offset this increase.

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

        Equity interest in net income of unconsolidated subsidiary was $880,000 for the year ended December 31, 1998, compared to $696,000 for 1997, an increase of $184,000 or 26.4%. These amounts are associated with improved profits at the Spectrum Club -- Manhattan Beach.

        Costs reported as non-recurring items were $314,000 for the year ended December 31, 1998, compared to $2,025,000 for 1997. The non-recurring expense in 1998 is associated with our closing of the Spectrum Club -- Santa Monica and moving its members to the Spectrum Club -- Water Garden. The non-recurring loss in 1997 was the result of a litigation settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Credit Availability. On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. We used $37.6 million of the proceeds to repay existing indebtedness. The balance is being used to develop new Clubs and for general corporate purposes. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, we entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which limit our ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations.

        Our bank credit facility provides us $15.0 million of financing with a maturity date of May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/2% or the agent's prime rate. At December 31, 1999, no borrowings were outstanding under the credit facility and $4.0 million was utilized in the form of a letter of credit, leaving $11.0 million available for future borrowings. Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $5.0 million and to incur an additional $8.8 million in equipment financing.

        As part of a strategy to focus on The Sports Club/LA line of Clubs, we sold our Spectrum Clubs during 1999. In April, we sold our Spectrum Club - Santa Ana for $5.6 million in cash. In September, we completed the sale and leaseback of the real estate at our Spectrum Club - Thousand Oaks and realized gross proceeds of $12.0 million. In December, we sold our remaining Spectrum Clubs to an investment group and realized gross proceeds of $48.4 million. With those funds, we retired approximately $5.2 million of equipment financing obligations, paid transaction fees and expenses, completed various construction projects at several of the Spectrum Clubs and resolved litigation related to the Spectrum Clubs. Our net proceeds from the December sale were approximately $38.0 million. We have designated $9.1 million of this amount to be used for our two new Sports Club/LA construction projects in New York City leaving $28.9 million. Under the terms of our Indenture, we will be required, before December 3, 2000, to make an offer to retire the Senior Notes to the extent these funds are not invested in assets related to our business.

        We generated $9.5 million of cash from operating activities in the year ended December 31, 1999. During this year we repurchased $8.4 million of our Common Stock at an average price of $4.23 per share. We invested $39.7 million on new Club developments and $5.3 million for capital expenditures at existing locations. On December 31, 1999 our balance of cash and short-term investments was $77.5 million. Of this amount, $41.4 million has been segregated into a disbursement escrow account and is specifically restricted for the development of new Clubs.

        New Club Development. In February 1998, we signed a lease with respect to the development of The Sports Club/LA at Rockefeller Center in New York City. We commenced pre-sale activities in October 1999 and opened the Club on February 14, 2000. We delivered a $4.0 million letter of credit to the landlord to secure our performance under the lease agreement. As of December 31, 1999 we expect to spend an additional $8.0 million from the disbursement escrow account for constructing and equipping this Club.

        In April 1998, we acquired rights to develop The Sports Club/LA at 61st and 1st Streets on the Upper East Side in New York City. We issued a non-interest bearing note for $2.7 million to the seller. The note requires two equal principal payments in April 1999 and April 2000. We have not made the April 1999 payment because we believe that we have various claims in connection with the repairs and refurbishing of the Club which offset the money owed on the note. Based on current estimates, as of December 31, 1999, we expect to spend approximately $33.5 million constructing and equipping this Club, which commenced pre-sale activities in September 1999. At December 31, 1999, we had $24.4 million in our disbursement escrow account for construction of this Club. The remaining $9.1 million will come from the Spectrum Clubs sales proceeds. We currently expect to open this Club in the third quarter of 2000.

        We have entered into lease agreements with Millennium Entertainment Partners and/or their affiliates (collectively, "Millennium") with respect to the development of Sports Club/LA's in San Francisco, Washington, D.C. and Boston. Millennium began construction on each of these projects in

1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $16.5 million. The construction disbursement account has $9.0 million reserved for the Boston and Washington, D.C. sites. Millennium and its affiliates own approximately 28% of our outstanding Common Stock. The Sports Club/LA in Washington D.C. is scheduled to open in September 2000 and The Sports Club/LA in Boston and San Francisco are expected to open in the second quarter of 2001.

        In June 1998, we acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which we intend to develop a Sports Club/LA. We will not start construction at this location until the two new Sports Clubs/LA's in New York City are open and operating to our satisfaction. Based on preliminary estimates, we would spend approximately $20.0 million to complete development of this Club.

        Future Capital Requirements. In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. Amounts borrowed pursuant to equipment financing arrangements are generally repayable in monthly installments over five years, with effective interest rates between 8% and 10% per annum. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $1.5 million during the next 12 months to upgrade our management information systems. The terms of the Indenture currently allow us to borrow an additional $8.8 million for equipment financing. Operating cash flow will be utilized for the remaining capital expenditures.

        Our long-term capital needs are to provide funds for the developments described above, for additional development and acquisition projects, to pay interest on the Senior Secured Notes and for general corporate purposes. Future acquisitions and developments will also require additional capital. Pursuant to the terms of the Indenture, we may borrow up to $20.0 million under our credit facility and up to $10.0 million through equipment financing. In addition, if certain conditions are met, the terms of the Indenture and our credit facility permit us to incur additional indebtedness. We may also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs, subject to the terms of the Indenture and our credit facility.

        We estimate that the cash in the disbursement escrow account, our cash and short-term investment balances, operating cash flows, and credit available under our credit facility and equipment financing will be sufficient to fund our capital expenditures in fiscal 2000 and 2001 on the projects currently under development.

YEAR 2000 READINESS

        Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data, and thus are unable to distinguish between the year 1900 and the year 2000. This problem is frequently referred to as the "Year 2000 Problem." We initiated a Year 2000 Project to bring all of our information technology ("IT") systems and non-IT systems into Year 2000 compliance. During 1999, we contacted our material suppliers, service providers and contractors to determine the extent of our vulnerability to those third parties' failure to remedy their own Year 2000 issues. To our knowledge, these suppliers, service providers and contractors have incurred no problems with their own Year 2000 issues that impacted us. Utilizing internal resources, we defined, assessed and converted, or replaced, various programs, hardware and instrumentation systems to make them Year 2000 compliant. We successfully completed our Year 2000 planning, replacements and or conversions and have had no Year 2000 related problems.

        We have developed a contingency plan to handle any unexpected Year 2000 problems that may occur in the future.

FORWARD-LOOKING STATEMENTS

        From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements contained in this Report are generally located in the material set forth under the headings, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Financial Statements" and "Business" but may be found in other locations as well. Forward-looking statements may also be found in our quarterly and other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments including developments relating to the following:

        - the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of our Senior Secured Notes,

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

        - disputes or other problems arising with our development partners or landlords,

        - changes in economic, demographic and other conditions in the geographic areas in which we operate, including business interruptions resulting from earthquakes or other causes,

        -       competition,

        -       changes in personnel or compensation, and

        - changes in statutes and regulations or legal proceedings and rulings.

        We will not update forward-looking statements even though our situation will change in the future.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report..........................................................................          F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999..........................................          F-2

Consolidated Statements of Income for each of the Years in the Three-Year Period
ended December 31, 1999...............................................................................          F-3

Consolidated Statements of Stockholders' Equity for each of the Years in the Three-Year Period
ended December 31, 1999................................................................................         F-4

Consolidated Statements of Cash Flows for each of the Years in the Three-Year Period                            F-5
ended December 31, 1999................................................................................

Notes to Consolidated Financial Statements.............................................................         F-6

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                            KPMG LLP


LOS ANGELES, CALIFORNIA
FEBRUARY 25, 2000

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                           1998           1999
                                                                                        ---------      ---------
Current assets:
    Cash and cash equivalents .....................................................     $   2,233      $  53,060
    Short term investments ........................................................            --         24,436
    Accounts receivable, net of allowance for doubtful accounts of $215 and $342 at
      December 31, 1998 and 1999, respectively ....................................         2,480          2,149
    Inventories ...................................................................         1,527          1,355
    Other current assets ..........................................................           569          2,183
    Due from affiliates ...........................................................           234            158
                                                                                        ---------      ---------
         Total current assets .....................................................         7,043         83,341

Property and equipment, net .......................................................       135,269        118,959
Equity interest in unconsolidated subsidiary ......................................         1,295             50
Costs in excess of net assets acquired, less accumulated amortization of
    $1,294 and $1,588 at December 31, 1998 and 1999, respectively .................        15,443         13,890
Organizational costs and other assets, net ........................................         4,707          7,313
                                                                                        ---------      ---------
                                                                                        $ 163,757      $ 223,553
                                                                                        =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and capitalized lease obligations .......     $   7,746      $   3,520
    Accounts payable ..............................................................         2,273          2,052
    Accrued liabilities ...........................................................         6,227          8,549
    Deferred membership revenues ..................................................         9,953          9,712
                                                                                        ---------      ---------
         Total current liabilities ................................................        26,199         23,833

Notes payable and capitalized lease obligations, less current installments ........        18,755        100,367
Notes payable to bank .............................................................        10,940             --
Deferred lease obligations ........................................................         2,724          1,066
Minority interest .................................................................           600            600
                                                                                        ---------      ---------
         Total liabilities ........................................................        59,218        125,866

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares
      issued or outstanding .......................................................            --             --
    Common stock, $.01 par value, 40,000,000 shares authorized;
      20,896,623 and 20,907,289 shares issued and outstanding at
      December 31, 1998 and 1999, respectively ....................................           209            209
    Additional paid-in capital ....................................................       102,361        102,403
    Retained earnings .............................................................         9,656         10,966
    Treasury stock, at cost, 1,258,691 and 3,194,536 shares at
      December 31, 1998 and 1999, respectively ....................................        (7,687)       (15,891)
                                                                                        ---------      ---------
         Total stockholders' equity ...............................................       104,539         97,687
                                                                                        ---------      ---------
                                                                                        $ 163,757      $ 223,553
                                                                                        =========      =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1997          1998          1999
                                                                                    --------      --------      --------
Revenues ......................................................................     $ 61,154      $ 81,923      $ 87,325

Operating expenses:
    Direct ....................................................................       43,517        56,746        60,528
    Selling, general and administrative .......................................        6,607         8,556         9,234
    Depreciation and amortization .............................................        3,919         5,282         6,147
    Pre-opening expenses ......................................................           --            --         3,090
                                                                                    --------      --------      --------
         Total operating expenses .............................................       54,043        70,584        78,999
                                                                                    --------      --------      --------
             Income from operations ...........................................        7,111        11,339         8,326

Other income (expense):
    Interest ..................................................................       (3,206)       (1,629)       (5,991)
    Minority interests ........................................................          (22)         (150)         (150)
    Equity interest in net income of unconsolidated subsidiary ................          696           880           931
    Non-recurring items .......................................................       (2,025)         (314)          553
                                                                                    --------      --------      --------

           Income before income taxes, extraordinary charge and
           cumulative effect of change in accounting principle ................        2,554        10,126         3,669
Provision for income taxes ....................................................        1,014         3,971         1,460
                                                                                    --------      --------      --------

           Income before extraordinary charge and cumulative effect of
           change in accounting principle .....................................        1,540         6,155         2,209

Extraordinary charge from early extinguishment of debt,
    net of income tax benefit of $1,331 .......................................           --         2,173            --
Cumulative effect of change in accounting principle,
    net of income tax benefit of $600 .........................................           --            --           899
                                                                                    --------      --------      --------
           Net income .........................................................     $  1,540      $  3,982      $  1,310
                                                                                    ========      ========      ========

Income per share before extraordinary charge and cumulative effect of change in accounting principle:
    Basic .....................................................................     $   0.12      $   0.33      $   0.12
                                                                                    ========      ========      ========
    Diluted ...................................................................     $   0.12      $   0.33      $   0.12
                                                                                    ========      ========      ========

Effect of extraordinary charge and cumulative effect of change in accounting principle:
    Basic .....................................................................     $     --      $  (0.12)     $  (0.05)
                                                                                    ========      ========      ========
    Diluted ...................................................................     $     --      $  (0.12)     $  (0.05)
                                                                                    ========      ========      ========

Net income per share:
    Basic .....................................................................     $   0.12      $   0.21      $   0.07
                                                                                    ========      ========      ========
    Diluted ...................................................................     $   0.12      $   0.21      $   0.07
                                                                                    ========      ========      ========

Weighted average number of common shares outstanding:
    Basic .....................................................................       12,524        18,603        18,114
                                                                                    ========      ========      ========
    Diluted ...................................................................       12,683        18,829        18,290
                                                                                    ========      ========      ========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                        ADDITIONAL
                                                    COMMON STOCK          PAID-IN      RETAINED         TREASURY STOCK
                                                 SHARES       AMOUNT      CAPITAL      EARNINGS       SHARES       AMOUNT
                                                --------     --------     --------     --------      --------      --------
Balance, January 1, 1997 ..................       11,358     $    114     $ 36,935     $  4,153            --      $     --
     Net income ...........................           --           --           --        1,540            --            --
     Sale of common stock .................        2,730           27       14,973           --            --            --
     Issuance of common stock in connection
       with acquisition of The Sports Club/
       Las Vegas ..........................          291            3        1,672           --            --            --
     Treasury stock repurchased ...........           --           --           --           --           185        (1,034)
     Reissuance of treasury stock
       for employee stock plans ...........           --           --           --          (19)          (21)           80
     Issuance of common stock to
       outside directors ..................            4           --           33           --            --            --
                                                --------     --------     --------     --------      --------      --------
Balance, December 31, 1997 ................       14,383          144       53,613        5,674           164          (954)
     Net income ...........................           --           --           --        3,982            --            --
     Sale of common stock net
       of issuance cost of $695 ...........        6,500           65       48,639           --            --            --
     Treasury stock repurchased ...........           --           --           --           --         1,107        (6,800)
     Reissuance of treasury stock
       for employee stock plans ...........           --           --           45           --           (12)           67
     Exercise of employee stock options ...           10           --           26           --            --            --
     Issuance of common stock to
       outside directors ..................            4           --           38           --            --            --
                                                --------     --------     --------     --------      --------      --------
Balance, December 31, 1998 ................       20,897          209      102,361        9,656         1,259        (7,687)
     Net income ...........................           --           --           --        1,310            --            --
     Treasury stock repurchased ...........           --           --           --           --         1,975        (8,357)
     Reissuance of treasury stock
       for employee stock plans ...........           --           --           --           --           (39)          153
     Exercise of employee stock options ...            2           --            7           --            --            --
     Issuance of common stock to
       outside directors ..................            8           --           35           --            --            --
                                                --------     --------     --------     --------      --------      --------
Balance, December 31, 1999 ................       20,907     $    209     $102,403     $ 10,966         3,195      $(15,891)
                                                ========     ========     ========     ========      ========      ========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                1997          1998         1999
                                                                              --------      --------      --------
Cash flows from operating activities:
    Net income ..........................................................     $  1,540      $  3,982      $  1,310
    Adjustments to reconcile net income to cash provided by operations ..
         Loss on early extinguishment of debt, net of tax ...............           --         2,173            --
         Cumulative effect of change in accounting principle ............           --            --           899
         Gain on sale of Spectrum Clubs .................................           --            --          (783)
         Depreciation and amortization ..................................        3,919         5,282         6,147
         Equity interest in net income of unconsolidated subsidiary .....         (696)         (880)         (931)
         Distributions from unconsolidated subsidiary ...................          469           447         1,106
         Stock issued for employee benefit plan .........................           80            67           153
         Stock issued as directors' fees ................................           33            38            35
         Minority interest in Reebok Sports Club/NY .....................         (128)           --            --
         (Increase) in:
             Accounts receivable, net ...................................       (1,176)         (408)          (59)
             Inventories ................................................         (395)         (714)         (131)
             Other current assets .......................................       (2,187)         (830)       (1,087)
         Increase (decrease) in:
             Accounts payable ...........................................         (493)        1,325          (285)
             Accrued liabilities ........................................        2,439          (382)        2,836
             Deferred membership revenues ...............................        1,635            17           650
             Deferred lease obligations .................................         (492)          (93)         (409)
                                                                              --------      --------      --------
             Net cash provided by operating activities ..................        4,548        10,024         9,451
Cash flows from investing activities:
    Capital expenditures ................................................       (4,899)      (28,623)      (45,025)
    Business acquisitions, net of cash acquired .........................      (10,778)           --          (902)
    Purchase of other assets ............................................           --            --          (124)
    Proceeds from sale of Spectrum Clubs ................................           --            --        60,778
    Purchase of short term investments ..................................           --            --       (24,436)
    Treasury stock acquired .............................................       (1,034)       (6,800)       (8,357)
                                                                              --------      --------      --------
             Net cash used for investing activities .....................      (16,711)      (35,423)      (18,066)
Cash flows from financing activities:
    (Increase) decrease in due from affiliates ..........................          937          (128)           76
    Exercise of employee stock options ..................................           --            26             7
    Proceeds from Senior Secured Notes - net of costs & discount ........           --            --        93,713
    Proceeds from sale of common stock ..................................       10,000        48,704            --
    Proceeds from notes payable and capitalized lease obligations .......        2,324        10,940        37,263
    Repayments of notes payable and capitalized lease obligations .......       (3,663)      (33,491)      (71,617)
                                                                              --------      --------      --------
             Net cash provided by financing activities ..................        9,598        26,051        59,442
                                                                              --------      --------      --------
             Net increase (decrease) in cash and cash equivalents .......       (2,565)          652        50,827
Cash and cash equivalents at beginning of year ..........................        4,146         1,581         2,233
                                                                              --------      --------      --------
Cash and cash equivalents at end of year ................................     $  1,581      $  2,233      $ 53,060
                                                                              ========      ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest ..............................     $  3,599      $  2,636      $  6,389
                                                                              ========      ========      ========
    Cash paid during the year for income taxes ..........................     $    306      $  1,881      $  2,010
                                                                              ========      ========      ========
    Capital expenditures financed .......................................     $  7,223      $  5,690      $     --
                                                                              ========      ========      ========
    Stock issued in exchange for interest in Reebok-Sports Club/NY ......     $  5,000      $     --      $     --
                                                                              ========      ========      ========
    Stock issued as partial consideration for The Sports Club/Las Vegas .     $  1,675      $     --      $     --
                                                                              ========      ========      ========
    Acquisition of land and building under capital lease ................     $ 10,000      $     --      $     --
                                                                              ========      ========      ========



          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999


1. ORGANIZATION

        The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), under the "Sports Club" and until December 1999 the "Spectrum Club" names. Sports Clubs have been developed as "urban country clubs" offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. Spectrum Clubs are designed as smaller-scale Sports Clubs with an extensive range of services. Both Sports Clubs and Spectrum Clubs are marketed to affluent, health conscience individuals who desire a premier Club. In December 1999, the Company sold the Spectrum Clubs to an investment group (See Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

        The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1999, cash and cash equivalents were $53.1 million, of which $17.0 million has been segregated into a disbursement escrow account and is specifically restricted and designated for the development of new clubs. In addition, $7.5 million of cash and cash equivalents, from the proceeds of the sale of the Spectrum Clubs, are held in escrow accounts and will be released to the Company upon satisfaction of certain conditions of the sale (See Note 3).

Short Term Investments

        The Company considers investments with original maturities of greater than three months and less than or equal to one year to be short-term investments. At December 31, 1999, short term investments of $24.4 million, are segregated into a disbursement escrow account which is restricted and specifically designated for the development of new Clubs. The Company's short-term investments are invested in high grade commercial paper and United States government agency discount notes.

Inventories

        Inventories are stated at the lower of cost or market using the average cost method.

Depreciation and Amortization

        Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment and 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements. Loan costs are amortized over the terms of the related loans. Costs in excess of net assets of acquired businesses are being amortized on a straight-line basis over forty years.

Start-up Costs

        The Company adopted Statement of Position 98-5, "Accounting for Start-Up Costs" ("SOP 98-5") effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new sports and fitness clubs, except for real estate related costs, be expensed as incurred. This is a change from the Company's previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Club opening. As a result, the Company recorded a one-time charge equal to the unamortized balance of all capitalized start-up costs as of January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle net of the related income tax effect. The amount of this charge before income taxes was approximately $1.5 million.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not experienced an impairment of value of any of its long-lived or identifiable intangible assets as of December 31, 1999.

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

Fair Value of Financial Instruments

        The carrying amounts of financial instruments approximate fair value as of December 31, 1999. The carrying amounts related to cash and cash equivalents, short-term investments, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

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

Computer Software Costs

        The Company adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides guidance as to appropriate treatment of internal use software costs that is acquired or internally developed. The adoption of SOP 98-1 did not have a material impact upon the Company's financial position or results of operations.

3. ACQUISITIONS AND DISPOSITIONS

Sports Clubs Acquisitions

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

Spectrum Clubs Acquisitions

        On December 31, 1997, the Company acquired four Clubs from Racquetball World, which were operated as Spectrum Clubs, for a total purchase price (including the portion paid by Millennium described below) of approximately $19.4 million. Millennium acquired properties underlying two of the Clubs for $10.0 million and leased these two properties to the Company under a financing lease agreement which was reflected as a capitalized lease obligation in the Company's consolidated balance sheet.

        A cash payment of approximately $6.0 million was made to the sellers and their creditors and the Company assumed approximately $2.0 million of liabilities. In addition, up to 119,093 shares of the Company's Common Stock valued at approximately $479,000 will be issued to one of the selling entities. In a private placement completed in December 1997, the Company sold 625,000 shares of its Common Stock to Millennium for $5.0 million to raise funds to complete this acquisition. The acquisition was accounted for as a purchase. Accordingly, the operations of these four Clubs are included in the Company's statement of operations from the date of acquisition.

SportsMed Acquisition

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

Spectrum Clubs Dispositions

        In September of 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club - Thousand Oaks for approximately $12.0 million. On December 3, 1999, the Company completed the sale of the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an investment group for approximately $48.4 million. The Company recorded a pre-tax gain of approximately $783,000 and an after tax gain of approximately $470,000 ($0.03 per diluted share after tax) on the sale of the Spectrum Clubs. The consolidated financial statements and accompanying notes reflect the operating results of the Spectrum Clubs as a continuing operation. Pro-forma consolidated operating results for the fiscal years ended December 31, 1998 and 1999 are presented below. The pro-forma statements present the unaudited results of operations as if the Spectrum Clubs had been sold at the beginning of each period.

                                                                 YEAR ENDED
                                                                  DECEMBER 31,
                                                               1998         1999
                                                             --------     --------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Revenues ...............................................     $ 57,944     $ 62,229
Operating expenses .....................................       49,037       55,963
                                                             --------     --------
   Income from operations ..............................        8,907        6,266
Other income (expense) .................................        2,288       (2,314)
                                                             --------     --------
   Income before income taxes, extraordinary charge and
   Cumulative effect of change in accounting principle .       11,195        3,952
Income tax provision ...................................        4,390        1,724
                                                             --------     --------
   Income before extraordinary charge and cumulative
   effect of change in accounting principle ............        6,805        2,228
Extraordinary charge, net of tax .......................        2,173           --
Cumulative effect of change in accounting principle,
   net of tax ..........................................           --          221
                                                             --------     --------
Net income .............................................     $  4,632     $  2,007
                                                             ========     ========

Net income per share
   Basic ...............................................     $   0.25     $   0.11
                                                             ========     ========
   Diluted .............................................     $   0.25     $   0.11
                                                             ========     ========

4. PROPERTY AND EQUIPMENT

        Property and equipment is carried at cost, less accumulated depreciation, which is summarized as follows:

                                                      AT DECEMBER 31,
                                                     1998         1999
                                                   --------     --------
                                                       (IN THOUSANDS)
Land .........................................     $ 21,484     $ 18,632
Building and improvements ....................      107,000       98,540
Furniture, fixtures and equipment ............       19,305       14,660
                                                   --------     --------
                                                    147,789      131,832
Less accumulated depreciation and amortization       12,520       12,873
                                                   --------     --------
Net property and equipment ...................     $135,269     $118,959
                                                   ========     ========

        Equipment under capital leases was $10,479,000 and $3,660,000 and related accumulated amortization was $3,271,000 and $2,440,000 at December 31, 1998 and 1999, respectively.

        Included in buildings and improvements at December 31, 1998 is $10,000,000 of buildings acquired under a capital lease in connection with the acquisition of two Spectrum Clubs (See Note 3). No amortization was recorded for the year ending December 31, 1997 due to the close proximity of the acquisition to the end of the year. Accumulated amortization at December 31, 1998 was $255,000. The capital lease was paid off in April 1999.

5. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:

                                                         AT DECEMBER 31,
                                                       1998         1999
                                                     --------     --------
                                                         (IN THOUSANDS)
Senior secured notes (a) .......................     $     --     $100,000
The Sports Club/Irvine note (b) ................        4,375           --
Spectrum Club - Agoura Hills note (c) ..........        2,506           --
Spectrum Clubs Fullerton and Santa Ana lease (d)        9,745           --
Equipment financing loans (e) ..................        7,208        1,220
Other notes payable (f) ........................        2,667        2,667
                                                     --------     --------
                                                       26,501      103,887
Less current installments ......................        7,746        3,520
                                                     --------     --------
                                                     $ 18,755     $100,367
                                                     ========     ========

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of Senior Secured Notes (the "Senior Secured Notes") with interest due semi-annually beginning September 15, 1999. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006. In May 1999, the Company exchanged the Senior Secured Notes for registered Series B Senior Secured Notes.

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

Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to

100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principle amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a change in control, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 1999 the estimated fair value of the Senior Secured Notes was $98.75 million.

(b) The Sports Club/Irvine note was issued to previous owners of this Club. The note was secured by land, equipment, building improvements and the building of The Sports Club/Irvine, bore interest at the rate of 6%, and required quarterly principal payments of $125,000 and a balloon payment of $4.0 million on November 1, 1999. This note was paid off with part of the proceeds from the issuance of the Company's Senior Secured Notes on April 1, 1999.

(c) The Spectrum Club - Agoura Hills note was issued by a savings and loan association to complete the Company's acquisition of the Spectrum Club - Agoura Hills. The note was secured by land, equipment, building improvements and the building of the Spectrum Club - Agoura Hills. The note bore interest at the rate of 8.5%. Monthly principal and interest payments of $20,107 were required through the note's maturity in April 2024. This note was paid off with part of the proceeds from the issuance of the Company's Senior Secured Notes on April 1, 1999.

(d) In December 1997, the Company acquired four Spectrum Clubs. Millennium acquired properties underlying two of the Clubs for $10.0 million and leased these two properties to the Company under a financing lease agreement which was reflected as a capital lease obligation in the Company's consolidated balance sheet. This capital lease was paid off with part of the proceeds from the issuance of the Company's Senior Secured Notes on April 1, 1999.

(e) The equipment financing loans are secured by the furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over five years with effective interest rates between 8% to 10%.

(f) This note was issued in connection with the acquisition of The Sports Club/LA site at 61st and 1st Street in New York. The note agreement provided for payments in installments of $1,334,000 and 1,333,000 due in April 1999 and April 2000, respectively. The Company believes that they have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note.

        Future minimum annual principal payments at December 31, 1999, are as follows (in thousands):

2000.....................................................    $     3,520
2001.....................................................            363
2002.....................................................              4
2003.....................................................             --
2004.....................................................             --
Thereafter...............................................        100,000
                                                             -----------
                                                             $   103,887
                                                             ===========

6. BANK CREDIT FACILITY

        At December 31, 1999, the Company had a $15.0 million bank credit facility. The facility matures on May 31, 2001 and bears interest at a variable rate of LIBOR plus 2 1/2% or the bank's prime rate. At that date, $4.0 million was utilized in the form of a letter of credit. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Coverage and Senior Liabilities to Tangible Net Worth Ratio requirements. The Company was in compliance with its covenants as of December 31, 1999.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases certain facilities pursuant to various operating lease agreements. The Sports Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 50 years, including renewal options, with the earliest Sports Club lease expiration date of January 31, 2013. Future minimum noncancelable operating lease payments as of December 31, 1999 are as follows (in thousands):

                                                                       NET
                                                         SUBLEASE     RENTAL
                                          COMMITMENTS    RENTALS    COMMITMENTS
                                          -----------    -------    -----------
Year ending December 31:
     2000 ............................     $ 17,114     $  5,400     $ 11,714
     2001 ............................       25,025        5,400       19,625
     2002 ............................       26,691        5,425       21,266
     2003 ............................       27,256        5,498       21,758
     2004 ............................       27,507        5,712       21,795
     Thereafter ......................      348,444       53,555      294,889
                                           --------     --------     --------
          Total minimum lease payments     $472,037     $ 80,990     $391,047
                                           ========     ========     ========

        Rent expense for facilities and equipment aggregated, $7,438,000, $8,174,000 and $8,440,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Litigation

        Randy Pinkerton and Nick Thedes, individually and as Partners of Think Physical Therapy v. SCC California, Inc. (Orange County Superior Court). On April 23, 1999, Randy Pinkerton and Nick Thedes, individually and as partners of Think Therapy Physical Therapy (collectively, "Think Therapy") filed an action against SCC California, Inc., ("Spectrum"), a wholly-owned subsidiary, alleging among other things, breach of contract and interference with economic relationships. The complaint seeks declaratory relief (including the confirmation of Think Therapy's lease term through December 1999), unspecified compensatory damages and attorneys' fees. The contract which Think Therapy alleges was breached relates to a lease at the former Spectrum Club - Santa Ana facility ("Santa Ana Club") which facility was acquired by Spectrum in December 1997 and sold in April 1999 as commercial property unrelated to the sports and fitness business. The Company believes that Think Therapy was on a month-to-month lease and in connection with the sale of the Santa Ana Club the lease was terminated by serving a thirty day Notice to Quit in March 1999. The Company has responded to the complaint against them and believes the allegations are without merit and will vigorously defend this lawsuit.

        Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; LA/Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against Sports Club, Inc. of California and LA/Irvine Sports Club, Ltd. alleging, among other things, violations of California Civil Code Section 1812.80 et seq., claiming the Company's membership fee structure and membership contracts violate certain provisions of the Health Studio Services Act (the "HSS Act"). Lyudmirsky further alleges violations of the Unruh Act and the Consumer Legal Remedies Act, claiming the Company gives unlawful, preferential discounts to attractive women and advertises membership fees which are higher than fees actually charged to some members. The complaint seeks equitable relief, (including a temporary and permanent injunction), unspecified compensatory damages, punitive damages and attorneys' fees. The Company stipulated to a preliminary injunction, which prohibits it from violating the HSS Act, effective as of November 29, 1999. On October 22, 1999, the Court ruled that Lyudmirsky's membership contract violated the HSS Act and is void. However, the Court has not ruled that Lyudmirsky suffered damages as a result of the violation of the HSS Act. Under the HSS Act, a claimant may recover an amount up to three times the actual damages suffered plus attorneys' fees. The amount of actual damages is measured by the amount paid less reasonable value of services. The Company believes the initiation fees and monthly dues are reasonable and that members have not suffered actual damages as a result of the alleged violation of the HSS Act. The hearing on Lyudmirsky's motion for class certification regarding the HSS Act claim is set for March 29, 2000. The Company has denied violating the Unruh Act, and providing preferential discounts to women based on beauty. The Company has also denied making misleading or false statements regarding pricing structure or discounts. The Company is in the process of evaluating Lyudmirsky's damage claim as well as the size of the class which may be certified with respect to the HSS claim and is unable at this time to estimate the damages, if any, which any class may be awarded. However, if a significantly large class is certified and the court or jury accepts plaintiff's damage claims, this action may have a materially adverse effect on the Company's financial condition. The trial date is August 7, 2000.

        Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against the Company for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with the 1998 acquisition of the Vertical Club - a sports and fitness club located in New York (the "Club"). The Company believes they have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place feels that no basis exists which excuses the Company from the timely payment of installments on the Note and is asking for damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, the Company filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has not yet responded. The Company is just commencing discovery and intends to vigorously pursue their cross-claims. The Company is unable to estimate, at this time, the amount, if any, that will be awarded in this matter.

        Other. The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the financial condition, cash flow or operations of the Company.

Employment Agreements

        At December 31, 1999, The Company had employment agreements with three key executive officers which expire on December 31, 2000. The agreements provide the executives with a base compensation and, in the event of certain conditions, a severance payment not to exceed three times each executive's annual compensation.

8. INCOME PER SHARE

        The following is a reconciliation of the basic and diluted income per share computations for the years 1997, 1998 and 1999:

                                                 YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                            1997          1998          1999
                                          -------       -------       -------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income used for basic and
  diluted income per share ........       $ 1,540       $ 3,982       $ 1,310
                                          =======       =======       =======

Shares of Common Stock and
  Common Stock equivalents:
       Weighted average shares used
        in basic computation ......        12,524        18,603        18,114

       Weighted stock options .....           159           226           176
                                          -------       -------       -------
       Impact from dilutive shares         12,683        18,829        18,290
                                          =======       =======       =======

Income per share:
  Basic ...........................       $  0.12       $  0.21       $  0.07
                                          =======       =======       =======
  Diluted .........................       $  0.12       $  0.21       $  0.07
                                          =======       =======       =======

9. INCOME TAXES

        The provision for income taxes consists of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                1997           1998           1999
                                                                               -------        -------        -------
                                                                                          (IN THOUSANDS)
Current:
      Federal ..........................................................       $   842        $ 2,893        $ 2,126
      State ............................................................           255            839            537
                                                                               -------        -------        -------
                                                                                 1,097          3,732          2,663
                                                                               -------        -------        -------
Deferred:
      Federal ..........................................................           (78)           156           (923)
      State ............................................................            (5)            83           (280)
                                                                               -------        -------        -------
                                                                                   (83)           239         (1,203)
                                                                               -------        -------        -------
Income tax provision ...................................................       $ 1,014        $ 3,971        $ 1,460
                                                                               =======        =======        =======

Tax benefit from extraordinary charge and cumulative effect of change in accounting principle:
      Federal ..........................................................                      $(1,021)       $  (510)
      State ............................................................                         (310)           (90)
                                                                                              -------        -------
Total provision from extraordinary charge and cumulative
effect of change in accounting principle ...............................                      $(1,331)       $  (600)
                                                                                              =======        =======

        Income tax expense from net income before income taxes, extraordinary charge and cumulative effect of change in accounting principle, differs from the statutory rate as applied to net income before income taxes, extraordinary charge and cumulative effect of change in accounting principle as follows:

                                                         YEAR ENDED DECEMBER 31
                                                 -------------------------------------
                                                  1997           1998           1999
                                                 -------        -------        -------
                                                            (IN THOUSANDS)
Computed "expected" tax expense ..........       $   868        $ 3,443        $ 1,338
Increase (decrease) in tax resulting from:
    State taxes - net of federal benefit .           165            609            110
    Meals and entertainment ..............             8              8             24
    Goodwill amortization ................            80             80            (52)
    Other ................................          (107)          (169)            40
                                                 -------        -------        -------
Income tax provision .....................       $ 1,014        $ 3,971        $ 1,460
                                                 =======        =======        =======

        The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows. The net deferred tax liability is recorded in accrued expenses on the consolidated balance sheet.

                                                     AT DECEMBER 31,
                                                 ----------------------
                                                  1998           1999
                                                 -------        -------
                                                     (IN THOUSANDS)
Deferred tax assets:
     Deferred initiation fees ............       $   811        $ 1,245
     Accrued vacation ....................           182            231
     Bad debt ............................            86            133
     State taxes .........................           180            492
                                                 -------        -------
            Gross deferred tax assets ....         1,259          2,101
                                                 -------        -------
Deferred tax liabilities:
     Depreciation and amortization .......        (3,889)        (3,513)
     Other ...............................          (542)        (2,482)
                                                 -------        -------
            Gross deferred tax liabilities        (4,431)        (5,995)
                                                 -------        -------
Net deferred tax liability ...............       $(3,172)       $(3,894)
                                                 =======        =======

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

        The Company has an employee stock option plan which is described below. The Company applied APB No. 25 in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with SFAS 123, the Company's net income and income per share would have been reduced to the proforma amounts indicated below:

                                        YEAR ENDED DECEMBER 31
                              -----------------------------------------
                                1997             1998           1999
                              ---------       ---------       ---------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
         As reported ..         $1,540          $3,982          $1,310
         Pro forma ....         $1,368          $3,504          $  632
Basic income per share:
         As reported ..         $  .12          $  .21          $  .07
         Pro forma ....         $  .11          $  .19          $  .03

        The fair value of all option grants for the Company's plan are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1997, 1998 and 1999 respectively: dividend yield of 0%, 0% and 0%; expected volatility of 62.1%, 71.4% and 100.1% risk-free interest rates of 6.5%, 6.0% and 6.25% and expected economic lives of 6.0 years, 5.9 years and 6.0 years.

        1,800,000 shares of Common Stock are reserved under the Company's Amended and Restated 1994 Stock Incentive Plan (the "Plan"), which authorizes the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights.

        Options allow for the purchase of Common Stock at prices determined by the Company's Compensation Committee. Incentive stock options must be granted at a price at least equal to the fair market value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair market value of the Company's Common Stock at the date of grant. Options granted under the Plan may, at the election of the Compensation Committee, become exercisable in installments. Except for the options granted to D. Michael Talla, Co-Chief Executive Officer, which expire on the fifth anniversary of the grant date, all options will expire on the tenth anniversary of the grant date.

        A summary of the status of the Company's stock option plans as of December 31, 1997, 1998 and 1999 and changes during the years then ended are presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                         SHARES        PRICE
                                                         ------        -----
Outstanding at January 1, 1997 .................         492,500       3.17
Granted ........................................         155,000       5.51
Canceled .......................................           5,000       3.10
                                                       ---------
Outstanding at December 31, 1997 ...............         642,500       3.77
                                                       =========
Options exercisable at December 31, 1997 .......         334,512       3.23
                                                       =========
Weighted-average per share fair value of options
   granted during year ended December 31, 1997 .                       3.53

Outstanding at January 1, 1998 .................         642,500       3.77
Granted ........................................         342,000       7.99
Canceled .......................................           2,000       2.56
Exercised ......................................          10,002       2.61
                                                       ---------
Outstanding at December 31, 1998 ...............         972,498       5.25
                                                       =========
Options exercisable at December 31, 1998 .......         462,696       3.52
                                                       =========
Weighted-average per share fair value of options
   granted during year ended December 31, 1998 .                       5.43

Outstanding at January 1, 1999 .................         972,498       5.25
Granted ........................................         210,000       3.94
Canceled .......................................          10,000       5.59
Exercised ......................................           2,666       2.70
                                                       ---------
Outstanding at December 31, 1999 ...............       1,169,832       5.01
                                                       =========
Options exercisable at December 31, 1999 .......         683,166       4.32
                                                       =========
Weighted-average per share fair value of options
   granted during year ended December 31, 1999 .                       3.22

        The following table summarizes information about stock options outstanding at December 31, 1999:

                                             WEIGHTED
                                             AVERAGE
                                            REMAINING
EXERCISE                NUMBER             CONTRACTUAL               OPTIONS
 PRICES              OUTSTANDING           LIFE (YEARS)            EXERCISABLE
 ------              -----------           ------------            -----------
$8.3750                 27,000                 7.85                     18,000
 5.3750                 63,000                 7.51                     42,000
 4.3750                 60,000                 7.22                     40,000
 2.7500                 53,666                 6.84                     53,666
 2.5625                 57,166                 6.41                     57,166
 2.6875                 70,000                 6.11                     70,000
 3.0000                225,000                 5.51                    225,000
 5.2500                 64,000                 5.25                     64,000
 8.2500                 30,000                 3.32                     10,000
 8.0000                300,000                 8.29                    100,000
 7.0000                 10,000                 8.55                      3,334
 3.9375                210,000                 9.10                         --
                 -------------                                   -------------
                     1,169,832                                         683,166
                 =============                                   =============

        Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair market value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 1999, no SAR's had been granted.

        Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair market value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 1999, no purchase rights had been granted.

        In July 1994, the Company instituted its 1994 Stock Compensation Plan (which was amended in July 1999) for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 24,000 shares have been issued to outside directors under the plan.

11. RELATED PARTY TRANSACTIONS

        Due from affiliates consist of advances made to unconsolidated affiliates in the normal course of business. Such advances are payable on demand.

        Until December 3, 1999, the Company managed the operation of its unconsolidated subsidiary, the Spectrum Club - Manhattan Beach, of which it owned a 46.1% interest. The Company received a fee of $33,322 per month plus 4.5% of the Club's gross revenues for managing this Club. The Company also manages the operations of the Reebok Sports Club/NY and receives a fee of approximately 5.87% of the gross monthly collections, as defined. Management fees of $1.1 million, $1.3 million and $1.4 million relating to Reebok Sports Club/NY were earned for the years ended December 31, 1997, 1998 and 1999. These amounts are eliminated from income and expense in the presentation of the Company's consolidated statement of income.

        The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 to Millennium. All such payments are reflected as rent expense in the consolidated statement of income. The Company has entered into leases with Millennium to develop Sports Clubs in San Francisco, Washington D.C., and Boston.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following provides certain information regarding our directors and executive officers:

NAME                                        AGE    POSITION
----                                        ---    --------
D. Michael Talla.......................     53     Chairman of the Board and Co-Chief Executive Officer
Rex A. Licklider.......................     57     Vice Chairman of the Board and Co-Chief Executive Officer
Nanette Pattee Francini................     51     Executive Vice President and Director
Timothy M. O'Brien.....................     48     Chief Financial Officer and Assistant Secretary
Philip J. Swain........................     42     Sr. Vice President of Operations
Mark S. Spino..........................     45     Sr. Vice President of Development
Brian J. Collins.......................     39     Director
Andrew L. Turner.......................     53     Director
Dennison T. Veru.......................     39     Director

        The following information summarizes the business experience during at least the past five years of each of our directors and executive officers.

        D. Michael Talla began developing sports and fitness clubs in 1977. He has served as Chairman of the Board since our inception in 1994 and served until July 1999 as our Chief Executive Officer. Mr. Talla assumed the position of Co-Chief Executive Officer with Mr. Licklider in February 2000. He has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 25 sports and fitness clubs in the United States, including all Clubs developed by The Sports Club Company. Mr. Talla holds a Bachelor of Arts Degree in Business Administration from the University of Arizona.

        Rex A. Licklider has served as Vice Chairman of the Board since 1994 and was appointed Co-Chief Executive Officer in February 2000 and has served as the Vice Chairman of the Board since 1994. Mr. Licklider has been a consultant to us for strategic and financial planning since our inception. He founded Com Systems, Inc., a publicly traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Mr. Licklider is a founder and director of Pentium Investments, Inc. and a director of Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children's Bureau of Southern California, Los Angeles Youth Programs, Inc. and Marymount High School in Los Angeles, California. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

        Nanette Pattee Francini began developing sports and fitness clubs in 1977 and has served as our Executive Vice President and has been principally responsible for overseeing all imaging/marketing activities since our inception in 1994. Ms. Pattee Francini has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 25 sports and fitness clubs, including all the Clubs developed by The Sports Club Company. She has been one of our Directors since 1994. Ms. Pattee Francini holds a Bachelor of Arts Degree from the University of Arizona.

        Timothy M. O'Brien was appointed as our Chief Financial Officer in February 1995 and since June 1995 has also served as Assistant Secretary. From July 1993 until February 1995, he was employed as Vice President/Controller of WCT Communications, Inc., a publicly traded long-distance telecommunications company. From May 1989 until July 1993, Mr. O'Brien was Controller for Com Systems, Inc., a publicly traded long-distance telecommunications company. Mr. O'Brien has a Bachelor of Business Administration degree from the University of Wisconsin-Madison and is a Certified Public Accountant.

        Philip J. Swain was appointed Senior Vice President of Operations in February 2000, having served as Vice President of Operations since our inception in 1994. Mr. Swain has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 sports and fitness clubs in the United States, including many of our current Clubs.

        Mark S. Spino was appointed Senior Vice President of Development in February 2000, having served as our Vice President of Development since our inception in 1994. Mr. Spino has been in the sports and fitness industry for more than 20 years and has developed or participated in the development of more than 20 sports and fitness clubs in the United States, including many of our current Clubs. Mr. Spino holds a Bachelor of Arts and a Master of Arts degree in physical education from the University of Southern California.

        Brian J. Collins has been one of our Directors since 1997. Since December 1996 Mr. Collins has served as Vice President and Chief Financial Officer of Millennium Partners Management LLC, an affiliate of Millennium Entertainment Partners L.P., which is a real estate developer of mixed use urban entertainment projects. In June 1997 he became a principal of Millennium Partners Management LLC and in June 1999 was named Chief Operating Officer. Mr. Collins continues to serve as Chief Financial Officer of Lincoln Millennium Partners Management, LLC. From March 1993 to November 1996, Mr. Collins was Senior Vice President at Carol Management Corp., an owner and operator of real estate and hotel properties. Mr. Collins holds a Bachelor of Arts Degree from Colgate University and a Masters of Science from New York Graduate School of Business. For so long as Millennium maintains at least a 12% interest in our equity securities, we and certain of our stockholders have agreed with Millennium to cause a nominee of Millennium to be appointed or elected to our Board of Directors. Mr. Collins is currently serving as Millennium's nominee pursuant to this agreement. See "Certain Relationships and Related Transactions."

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

        Dennison T. Veru has been a Director since 1996. In March 2000, Mr. Veru became Executive Vice President of Palisade Capital Management, LLC. From November 1992 until December 1999, he served as President and director of research of Awad & Associates, a money management division of Raymond James Financial. From November 1990 to November 1992, Mr. Veru served as Executive Vice President, Investments of Smith Barney, Inc., specializing in small and medium capitalization stocks. He is a graduate of Franklin and Marshall College.

        Directors who are not our employees receive an annual retainer fee of $12,000, a fee of $1,000 for each Board and committee meeting attended and reimbursement of expenses of attending Board and committee meetings. They also receive an annual award of 2,000 shares of our Common Stock pursuant to our Amended and Restated 1994 Stock Compensation Plan.

        Our directors are divided into three classes having terms expiring at the annual stockholders meetings in 2000 (Messrs. Talla and Licklider), 2001 (Messrs. Turner and Collins) and 2001 (Ms. Francini and Mr. Veru) or such later dates as their successors are elected. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected.

        Officers serve at the pleasure of the Board of Directors subject to any rights under employment agreements.

        The Board of Directors has created an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Collins, Turner and Veru, is charged with reviewing our annual audit and meeting with our independent auditors and reviewing our internal controls and financial management practices. The Compensation Committee, also composed of Messrs. Collins, Turner and Veru, recommends to the Board of Directors compensation for key employees and administers our 1994 Stock Incentive Plan (as amended and restated June 3,
1998).

CERTAIN TRANSACTIONS

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of such reports. Based on our review of the copies of those reports and written representations which we have received, we believe that all such filings required to be made during calendar 1999 have been made.

ITEM 11. EXECUTIVE COMPENSATION

        The table below shows, for the last three fiscal years, the amount of compensation earned by the Co-Chief Executive Officer and the next five most highly compensated executive officers (the "Named Executive Officers"). The current salaries of such executive officers are described below under "Employment Agreements."

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                               SHARES             ALL OTHER
                                           ANNUAL COMPENSATION               UNDERLYING         COMPENSATION
NAME & POSITION                YEAR     SALARY($)(a)       BONUS($)         OPTIONS AWARDS          ($)(b)
---------------                ----     ------------       --------         --------------          ------
D. Michael Talla..........     1999       243,000(c)       60,000                  --               3,168
  Co-Chief Executive Officer   1998       243,000(c)       45,000              30,000               3,168
  And Chairman of the Board    1997       239,250(c)           --                  --               3,135

Nanette Pattee Francini...     1999       159,993          45,000              50,000               1,980
  Executive Vice President     1998       154,800          35,000              30,000                 825
  And Director                 1997       145,100          10,000              15,000                  --

John M. Gibbons...........     1999       304,508(d)       55,000                  --               2,534
  President, Chief Operating   1998       264,108(d)       42,000              30,000               2,534
  Officer and Director         1997       245,883(d)       25,000                  --               2,637
  (Resigned February 2000)

Mark S. Spino.............     1999       150,000          45,000              50,000               3,168
  Senior Vice President of     1998       145,000          35,000              30,000               2,775
  Development                  1997       134,125          10,000              15,000                  --

Philip J. Swain...........     1999       160,000          45,000              50,000               1,980
  Senior Vice President of     1998       155,000          35,000              30,000               2,063
  Operations                   1997       146,031          15,000              15,000                 908

Timothy M. O'Brien........     1999       150,000          45,000              50,000               3,168
  Chief Financial Officer      1998       146,300          35,000              30,000               3,168
  and Assistant Secretary      1997       137,667          10,000              15,000               2,807

----------

(a)     Includes automobile allowance.

(b) Represents value of our Common Stock contributed for the benefit of the Named Executive Officer, under the 401-K Profit Sharing Plan, based upon the December 31 closing market price each year, on the American Stock Exchange.

(c) Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA-Los Angeles' net cash flow. This amount is not included in Mr. Talla's compensation. See "Certain Relationships and Related Transactions."

(d) Includes an allowance for living expenses paid to Mr. Gibbons under the terms of his employment agreement.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

        The following table describes option grants to the Named Executive Officers during the last fiscal year.

                                              % OF                                    POTENTIAL REALIZABLE
                                              TOTAL                                     VALUE AT ASSUMED
                                             OPTIONS                                  ANNUAL RATES OF STOCK
                                SHARES       GRANTED                                 PRICE APPRECIATION FOR
                              UNDERLYING       TO      EXERCISE                          OPTION TERM(b)
                                OPTIONS     EMPLOYEES    PRICE      EXPIRATION       ----------------------
NAME                         GRANTED(#)(a)  FOR 1999    ($/SH)         DATE            5%($)         10%($)
----                         -------------  --------    ------         ----          --------       -------
D. Michael Talla.........           --         --           --             --              --            --
Nanette Pattee Francini..       50,000       23.81      3.9375       2/9/2009         123,815       313,770
John M. Gibbons..........           --         --           --             --              --            --
Mark S. Spino............       50,000       23.81      3.9375       2/9/2009         123,815       313,770
Phillip J. Swain.........       50,000       23.81      3.9375       2/9/2009         123,815       313,770
Timothy M. O'Brien.......       50,000       23.81      3.9375       2/9/2009         123,815       313,770

----------

(a) All grants are incentive stock options granted under the terms of our 1994 Stock Incentive Plan (as amended and restated June 3, 1998), at an exercise price equal to the fair market value of our Common Stock on the date of grant. All of these options expire ten years from the date of grant, and all of these options vest in 33 1/3% increments on the first three anniversaries of the grant.

(b) The dollar amounts listed are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the SEC and are not intended to forecast possible future appreciation, if any, of our Common Stock. If our Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

UNEXERCISED STOCK OPTIONS AND FISCAL YEAR-END OPTION VALUES

        None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 1999.

                               NUMBER OF SHARES UNDERLYING         VALUE OF IN-THE-MONEY
                              UNEXERCISED OPTIONS AT FISCAL    UNEXERCISED OPTIONS AT FISCAL
                                      YEAR-END(a)                      YEAR-END(b)
                              EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
NAME                               (#)             (#)              ($)             ($)
----                          -----------    -------------     -----------    -------------
D. Michael Talla........         10,000          20,000               --              --
Nanette Pattee Francini.         35,000          75,000           17,812              --
John M. Gibbons.........        235,000          20,000          196,875              --
Mark S. Spino...........         35,000          75,000           17,812              --
Philip J. Swain.........         45,000          75,000           29,687              --
Timothy M. O'Brien......         65,000          75,000           23,437              --

----------

(a) All options were granted under our 1994 Stock Incentive Plan (as amended and restated June 3, 1998).

(b) The in-the-money options had exercise prices of less than the $3.875, the closing price of our Common Stock on the American Stock Exchange on December 31, 1999. The calculations of value assume a fair market value of our Common Stock on December 31, 1999 at the price of $3.875 per share.

EMPLOYMENT AGREEMENTS

        In August 1994, we entered into employment agreements with D. Michael Talla, as Chief Executive Officer, and Nanette Pattee Francini, as Executive Vice President, each of which, as renewed, expire on December 31, 2000. Certain terms of Mr. Talla's employment agreement were amended by the Board of Directors as of February 27, 1995. The agreements originally provided for annual compensation of $200,000 payable to Mr. Talla, and $115,000 payable to Ms. Pattee Francini, subject to upward adjustment at the discretion of the Board of Directors. In 1997, Mr. Talla's salary was increased to $225,000 and in 1998, Ms. Francini's annual salary was increased to $155,000. In February 2000, the Compensation Committee of the Board of Directors recommended and the Board of Directors concurred and increased Mr. Talla's annual salary to $250,000 and Ms. Pattee Francini's annual salary to $200,000. We may terminate either employment agreement for cause without penalty.

        The employment agreements with Mr. Talla and Ms. Pattee Francini entitle each employee to annual performance bonuses in the discretion of the Board of Directors. The employment agreements also include severance provisions which entitle each executive officer to severance pay if his or her employment is terminated by us without cause; if the employee dies or is disabled; or if the employee terminates the agreement as a result of our material breach of our obligations thereunder (up to six months' pay for Ms. Pattee Francini and up to twelve months' pay for Mr. Talla). In addition, the employment agreements provide Mr. Talla and Ms. Pattee Francini with additional severance benefits upon termination of employment following the occurrence of any one of the following events (each, a "Change in Control") without the approval of a majority of the Board of Directors: (i) the consolidation or merger of us with any other corporation or other entity; (ii) the sale or other transfer of all or substantially all of our the assets; (iii) the approval by our stockholders of a plan of liquidation or dissolution; (iv) any person becomes the beneficial owner directly or indirectly of 25% or more of our outstanding Common Stock; or (v) a change occurs in the composition of a majority of our Board of Directors (unless approved by two-thirds of our Board of Directors). If at any time within two years after the occurrence of any one of the foregoing events Mr. Talla's or Ms. Pattee Francini's employment is terminated (other than for cause, incapacity or death), or Mr. Talla or Ms. Pattee Francini elects to terminate his or her employment for "good reason" (as that term is defined in the agreements), he or she is entitled to receive severance compensation equal to the lesser of: (i) the maximum amount which does not constitute a "parachute payment" as defined in
Section 28OG of the Internal Revenue Code of 1986, as amended; or (ii) an amount equal to three times the aggregate of (A) his or her base annual salary then in effect, (B) the car allowance, Club memberships and insurance benefits paid for the employee during the one-year period immediately prior to termination, and
(C) bonuses accrued but unpaid through the date of termination of employment. Under the agreements, "good reason" includes the relocation of the executive officer's place of employment, the assignment of any duties inconsistent with the employee's position or any other action which diminishes the employee's position, authority or duties, which determination shall be made in good faith by the employee. If the employment of Mr. Talla or Ms. Pattee Francini were terminated within two years following a Change in Control as a result of the occurrence of any of the foregoing events (assuming that neither would be entitled to any accrued bonus), the aggregate approximate amounts payable to Mr. Talla and Ms. Pattee Francini would be $777,000 and $621,000, respectively.

        Effective June 1, 1998, we entered into an employment agreement with Mr. Gibbons which remained in effect until terminated as described below. The agreement provided for an annual base salary of $250,000, subject to annual review and upward adjustment at the discretion of the Board of Directors. Additionally, Mr. Gibbons received $40,000 for living expenses each year and a car allowance. The Board, in its discretion, could also award him a bonus. The Board awarded Mr. Gibbons a bonus of $42,000 in 1998 (relating to services provided in 1997) and a 1999 bonus of $55,000 (for services provided in 1998).

        Effective February 11, 2000, Mr. Gibbons resigned from the Company and we entered into a Separation from Employment Agreement pursuant to which Mr. Gibbons is to receive a payment of $250,000 prorated over a twelve-month period. Our obligation to make such monthly payments terminates should Mr. Gibbons accept employment with, consult with or advise certain of our competitors. Additionally, the Board in its discretion awarded Mr. Gibbons a bonus of $70,000.

        We do not have written employment agreements with Messrs. Spino, Swain and O'Brien, who each currently receive annual base salaries of $200,000.

COMPENSATION OF DIRECTORS

        Non-employee directors are entitled to receive an annual fee of $12,000 and a fee of $1,000 for each meeting attended. Non-employee directors who are members of the Audit Committee or Compensation Committee are entitled to receive $1,000 for each meeting they attend. In addition, non-employee directors receive 2,000 shares of our Common Stock each year pursuant to our Amended and Restated 1994 Stock Compensation Plan. Messrs. Licklider, Collins, Turner and Veru currently serve on the Board as non-employee directors. Mr. Licklider is currently serving as Co-Chief Executive Officer without compensation and continues to receive amounts due to non-employee directors. We provide Mr. Licklider with health insurance under our group insurance plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. Amounts paid to directors were $48,783 during 1997, $53,320 during 1998 and $69,240 during 1999. Under the Amended and Restated 1994 Stock Compensation Plan an aggregate of 24,000 shares of Common Stock were issued to non-employee directors through December 31, 1999.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the shares of our Common Stock beneficially owned as of March 10, 2000 by our directors and Executive Officers. It also shows other individuals or entities that beneficially owned more than 5% of the 17,731,753 outstanding shares of our Common Stock.



                                     SHARES          OPTIONS        SHARES HELD      TOTAL AND PERCENT OF
       NAME AND ADDRESS              OWNED         EXERCISABLE         UNDER          STOCK OUTSTANDING
    OF BENEFICIAL OWNER(a)        DIRECTLY(b)    WITHIN 60 DAYS(c) 401-K PLAN(d)     NUMBER      PERCENT
    ----------------------        -----------    ----------------- -------------     ------      -------
D. Michael Talla(e) ........       4,726,815          20,000           1,144       4,747,959       26.78%
Nanette Pattee Francini(e)..         256,107          66,667             210         322,984       26.78%
Mark S. Spino(e) ...........         227,969          66,667             705         295,341       26.78%
Philip J. Swain(e) .........         163,164          76,667             622         240,453       26.78%
Voting Trust(e) ............       5,374,055              --              --       5,606,737       31.62%
John M. Gibbons ............          90,500         245,000           1,712         337,212        1.90%
Timothy O'Brien ............           3,000          96,667             865         100,532           *
The Licklider Living Trust
  Dated May 2, 1986 ........       1,391,862              --              --       1,391,862        7.85%
Andrew L. Turner ...........          77,000              --              --          77,000           *
Dennison T. Veru ...........          25,000              --              --          25,000           *
Brian J. Collins ...........          35,001              --              --          35,001           *
All Directors and Executive
  Officers as a Group
  (10 persons) .............       6,996,418         571,668           5,258       7,573,344       42.71%
Millennium(f) ..............       4,912,613              --              --       4,912,613       27.71%
Baron Capital Group, Inc.(g)       1,292,500              --              --       1,292,500        7.29%

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

(c) Includes shares that can be acquired through stock option exercises through May 8, 2000.

(d)     Does not include 1999 matching shares that will be issued in 2000.

(e) Named persons share voting power pursuant to a voting agreement that requires each party to vote his or her shares in the manner determined by a majority of all holders. The agreement is effective until October 20, 2004 or until terminated by persons holding 66 2/3% of the shares of our Common Stock subject to the agreement. The parties to the voting agreement in effect each control the voting of all shares held by the parties to the agreement and under SEC rules are deemed beneficial owners of the shares subject to the agreement. The total number of shares of our Common Stock held by the parties without giving effect to beneficial ownership resulting from the voting agreement is:

                                             SHARES        TOTAL SHARES
                                              HELD             HELD
              NAMED PERSON                  DIRECTLY     (SEE ABOVE TABLE)
              ------------                  --------     -----------------
D. Michael Talla:
     Individually ..................       4,556,434
     Spouse ........................          30,953
     Trusts for two minor children .         139,428
        Total ......................                        4,726,815
Nanette Pattee Francini ............                          256,107
Mark S. Spino ......................                          227,969
Philip J. Swain ....................                          163,164
                                                            ---------
     All Parties to Voting Agreement                        5,374,055

(f)     The Millennium shares are held by the following affiliates:

                                                                 SHARES HELD
                                                                 -----------
      Millennium Partners LLC.............................         2,253,863
      Millennium Development Partners L.P.................           978,900
      MDP Ventures I LLC..................................            72,100
      MDP Ventures II LLC.................................           982,750
      Millennium Entertainment Partners L.P...............           625,000
                                                                 -----------
                                                                   4,912,613

        The address of all such entities is c/o Millennium Partners Management LLC, 1995 Broadway, New York, New York, 10023.

(g) The "Number of Shares Beneficially Owned" is based on information contained in a report on Schedule 13F by Baron Capital Group, Inc. (and affiliates) on file with the SEC as of December 31, 1999. Baron Capital Group, Inc. is a registered investment advisor located at 767 Fifth Avenue, New York, NY 10153.

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

        Messrs. Talla and Licklider. We have a 50.1% interest in the partnership that owns The Sports Club/LA in Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. Under certain circumstances, we have an option to purchase Mr. Talla's interest in the partnership for an amount equal to four times the amount of his most recent annual distribution from the partnership.

        In January 1998, Messrs. Talla and Licklider purchased a 7,000 square foot parcel of land adjacent to property owned and used by The Sports Club/LA in Los Angeles. In February 1999, we acquired the property from them for $637,422, such price being equal to the purchase price paid by Messrs. Talla and Licklider, minus rental income received by them, plus an interest credit on their investment at an annual rate of 6.56%. The acquired property is currently leased to a non-affiliated third party.

        In September 1999, we sold the property on which our the Spectrum Club -- Thousand Oaks is located for a purchase price of $12.0 million. Under the terms of the sale, the sum of $10.0 million was paid at the close of the sale and the remaining $2.0 million will be paid upon the fulfillment of certain conditions by us. We entered into a sale and leaseback agreement for the property under a long-term lease with an initial annual base rent of $1.1 million, until such time as we receive the final $2.0 million of the purchase price, at which time the annual rent will increase to $1.3 million. The Thousand Oaks property consists of the Spectrum Club -- Thousand Oaks, unimproved office space and a parking area. We are currently subleasing the Spectrum Club space to another club operator. Mr. Licklider owns approximately a 4.6% interest in the purchaser of the property and trusts for the benefit of Mr. Talla's minor children own approximately a 5.2% interest in the purchaser of the property.

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

        In December 1997, we sold 625,000 shares of Common Stock to Millennium for $5.0 million, which we used to fund the cash portion of the acquisition of four Spectrum Clubs. In addition, Millennium acquired properties underlying two of the Clubs for $10.0 million and leased these properties to us under a financing lease agreement. The lease had a term of twenty years, and provided for an annual rent of $1.0 million for the first ten years and $1.2 million per year thereafter. In 1999, we purchased the leased property from Millennium for a price equal to $10.3 million.

        We have entered into leases with Millennium relating to Sports Clubs to be developed in San Francisco, Washington D.C. and Boston. The leases for the San Francisco and Washington D.C. developments provide for base rental payments of $3.0 million per year, for a term of 20 years, and for three 14 year renewal options. In addition, once we have received a management fee equal to 6% of all revenues, an amount equal to our investment in the Club plus an 11% annual return on our investment and an additional distribution sufficient to reduce our average base rental payment for each club to $2.75 million per year, Millennium is entitled to receive 20% of all additional cash flows from each Club as additional rent. The lease for the Boston development has similar terms, except that the base rental payment is $2.75 million per year. We expect each of the Clubs to be approximately 100,000 square feet.

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

        (3)     The following exhibits are filed as part of this Report.

EXHIBIT
NUMBER          EXHIBIT
------          -------
3.1             Restated Certificate of Incorporation of the Registrant.*

3.2             Bylaws of the Registrant.*

3.3             Amendment to Bylaws dated February 1, 1995.**

4.1             Specimen Common Stock Certificate.*

4.2             Rights Agreement by and between the Registrant and American Stock
                Transfer & Trust dated as of October 6, 1998.++

4.3 First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of February 18, 1999.+++

4.4             Indenture by and among Registrant, U.S. Bank Trust National
                Association and the Subsidiary Guarantors referred to therein, dated as of April 1, 1999.++++

4.5             Registration Rights Agreement by and among the Registrant,
                Jeffries & Company, Inc. and CIBC Oppenheimer Corp., dated as of
                April 1, 1999.++++

4.6             Purchase Agreement by and among the Registrant, Jeffries &
                Company, Inc. and CIBC Oppenheimer Corp., dated March 29,
                1999.++++

4.7 Second Amendment to Rights Agreement entered into as of the second day of July 1999.

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

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.7            Indemnification Agreement between Registrant and Rex A.
                Licklider.*

10.8            Employment Agreement between Registrant and D. Michael Talla.*#

10.9            Employment Agreement between the Registrant and Nanette Pattee
                Francini.*#

10.10           Lease of premises for Reebok Sports Club/NY located at 160
                Columbus Avenue, New York 10023 dated June 3, 1992.*

10.11           Joint Venture Agreement for Sports Connection - ES/MB between El
                Segundo-TDC, Ltd. and Continental El Segundo Corporation effective as of January 3, 1986.*

10.12           First Amendment to Joint Venture Agreement for Sports Connection
                - ES/MB dated January 3, 1986.*

10.13           Restated Agreement of Limited Partnership of El Segundo-TDC,
                Ltd., as amended.*

10.14           Management Agreement effective as of June 3, 1992, between
                R-SC/NY, Ltd. And Pontius Realty, Inc.*

10.15           License Agreement between Reebok Fitness Centers, Inc. and
                R-SC/NY, Ltd. Dated June 3, 1992.*

10.16           Letter Agreement regarding R-SC/NY dated June 3, 1992.*

10.17 Club Management Contract for the Spectrum Club/Manhattan Beach dated January 3, 1986, as amended January 3, 1986 and September
                17, 1987 and as assigned June 30, 1992.*

10.18 Memorandum of Agreement between Reebok Fitness Centers, Inc. and the Company dated as of June 3, 1992.*

10.19 Seventh Amendment and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited
                Partnership, dated as of October 12, 1994.*

10.20           First Amendment to Seventh Amended and Restated Agreement of
                Limited Partnership of L.A./Irvine Sports Club, Ltd., a
                California Limited Partnership, dated as of October 12, 1994.*

10.21 Form of Option Agreement by and between D. Michael Talla, an individual, TTO Partners, a California Limited Partnership, and
                Sports Club, Ltd., a California Corporation, relating to
                L.A./Irvine Sports Cub, Ltd., a California Limited Partnership.*

10.22           Amended and Restated Agreement of Limited Partnership of TTO
                Partners, a California Limited Partnership, dated June 30, 1992, as amended January 1, 1993, January 4, 1993 and February 12,
                1994 and as assigned January 1, 1993.*

10.23           First Amended and Restated Agreement of Limited Partnership of
                Reebok-Sports Club/NY, Ltd. Dated as of October 12, 1994.*

10.24 Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company dated October 12, 1994.*

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.25           Amendment to First Amended and Restated Agreement of Limited
                Partnership of Reebok-Sports Club/NY, Ltd. dated as of October
                12, 1994.*

10.26 Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 29, 1994.*

10.27           License Agreement by and between Reebok Fitness Centers, Inc.
                and the Company, which became effective on October 20, 1994.*

10.28           401-K Profit Sharing Plan and related Group Annuity Contract No.
                GA-P K522 and Group Separate Account Annuity contract No. GA-P
                K523, both with Nationwide Life Insurance Company with an effective date of February 1, 1996.**

10.29           Agreement by and among Reebok-Sports Club/NY Ltd., Talla New
                York, Inc., RFC, Inc., LMP Health Club Co., Millennium
                Entertainment Partners, L.P. and Registrant dated as of December
                30, 1996.**

10.30           Letter Agreement between Millennium Entertainment Partners, L.P.
                and the Registrant dated as of March 13, 1997.**

10.31           First Amendment to Option Agreement between D. Michael Talla and
                TTO Partners dated May 27, 1997.***

10.32           Modification to the March 13, 1997 letter between Millennium
                Entertainment Partners, L.P. and the Registrant dated June 10,
                1997.***

10.33           Asset Purchase Agreement between Green Valley Athletic Club
                Limited Partnership and the Registrant dated as of May 1, 1997.***

10.34           Agreement of Purchase and Sale of Real Property between Green
                Valley Investment Company, Inc., and the Registrant dated as of May 1, 1997.***

10.35           Agreement for Purchase and Sale of Assets by and among HFA
                Services, Inc., SportsTherapy, Inc. and Larry Schwartz made as of July 1, 1997.***

10.36           Letter Agreement between Millennium Entertainment Partners, L.P.
                and the Registrant dated December 29, 1997.+

10.37           Agreement of Purchase and Sale between The Spectrum Club
                Company, Inc. and Norcan dated as of December 31, 1997.+

10.38           Amendment of Lease between Lincoln Metrocenter Partners, L.P.
                and Reebok-Sports Club/NY Ltd. As of January 31, 1998.***

10.39           Lease Agreement between RCPI Trust and the Registrant as of
                February 27, 1998.****

10.40           Amended and Restated Net Operating Lease among Hirschfeld Realty
                Club Corporation and 328 E. 61 Corp., and Vertical Fitness and
                Racquet Club, Ltd., dated March 26, 1985.****

10.41           Lease Modification Agreement by and among Hirschfeld Realty
                Corporation and 328 E. 61 Corp., and Vertical Fitness and
                Racquet Club, Ltd., dated July 1, 1990.****

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.42           Assignment and Assumption of Lease by and between Vertical
                Fitness and Racquet Club, Ltd., and Bally Entertainment
                Corporation dated January 8, 1996.****

10.43 Assignment of Lease executed by Hilton Hotels Corporation, as successor to tenant, and agreed to and accepted by the Registrant, dated April 15, 1998.****

10.44 Second Amendment to Amended and Restated Net Operating Lease by and among Hirschfeld Realty Club Corporation and 328 E. 61
                Corp., and the Registrant dated April 15, 1998.****

10.45           Letter Agreement among the Registrant and Rex A. Licklider and
                D. Michael Talla dated March 31, 1998.****

10.46           Asset Purchase Agreement between Hilton Hotels Corporation and
                RM Sports Club, Inc. dated as of April 1, 1998.****

10.47           Assignment and Assumption of Asset Purchase Agreement between RM
                Sports Club, Inc. and the Registrant entered into as of April 1, 1998.****

10.48           Note Payable issued by the Registrant to Hilton Hotels
                Corporation dated April 15, 1998.****

10.49           Instructions for Purchase of Real Estate in Houston, Texas dated
                March 5, 1998.****

10.50           Amended and Restated 1994 Stock Incentive Plan as of June 2,
                1998.#****

10.51 Second Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries, Sumitomo Bank of California and Comerica Bank - California dated as of June 9, 1998.****

10.52           Third Amendment to Amended and Restated Loan Agreement among the
                Registrant and certain of its subsidiaries, California Bank &
                Trust and Comerica Bank - California dated as of January 11,
                1999.****

10.53 Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank - California dated as of February 1, 1999.****

10.54 First Amendment to Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank - California dated as of February 1, 1999.****

10.55 Employment Agreement between the Registrant and John Gibbons dated October 16, 1998.#****

10.56           Settlement Agreement and Mutual Release among the Registrant, RM
                Sports Club, Inc. and Bally Total Fitness Holding Corporation made as of December 31, 1998.****

10.57           Letter Agreement between the Registrant and Millennium Partners
                LLC dated as of October 27, 1998.****

10.58           Participation Agreement between the Registrant and Millennium
                Partners LLC, dated as of October 27, 1998.****

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.59           First Amendment to Lease between RCPI Trust and the Registrant dated October 30, 1998.****

10.60 Second Amendment to Lease between RCPI Trust and the Registrant dated March 4, 1999.****

10.61           Lease between CB-1 Entertainment Partners LP and S.F. Sports
                Club, Inc. dated June 1, 1997.****

10.62           Lease between 2200 M Street LLC and Washington D.C. Sports Club,
                Inc. dated March 1999.****

10.63           Fourth Amended and Restated Loan Agreement by and among the
                Registrant, certain of its subsidiaries and Comerica
                Bank-California, dated April 1, 1999.++++

10.64 Intercreditor Agreement by and among the Registrant, certain of its subsidiaries, Comerica Bank-California and U.S. Bank Trust
                National Association, dated April 1, 1999.++++

10.65           Disbursement Agreement between U.S. Bank Trust National
                Association and the Registrant and certain of its subsidiaries dated as of April 1, 1999.++++

10.66           Stock Purchase Agreement dated September 16, 1999 by and among
                Racquetball and Fitness Clubs, Inc., The Spectrum Club Company,
                Inc., Canoga Agoura Spectrum Club, Inc., Spectrum Club, Inc.,
                Spectrum Club Anaheim, El Segundo - TDC, Ltd., TVE, Inc. and the
                Registrant.+++++

10.67           Amendment #1 to the Stock Purchase Agreement dated September 16,
                1999 by and among Racquetball and Fitness Clubs, Inc., The
                Spectrum Club Company, Inc., Canoga Agoura Spectrum Club, Inc.,
                Spectrum Club Anaheim, El Segundo - TDC, Ltd., TVE, Inc. and the
                Registrant.+++++

10.68           Amended and Restated 1994 Stock Compensation Plan.#

10.69           Lease Agreement as of September 24, 1999 between The Spectrum
                Club Company, Inc. and West Hollywood Property Limited
                Partnership and 2400 Willow Lane Associates Limited Partnership.

10.70           Lease Agreement as of November 5, 1999 by and between New
                Commonwealth Center Limited Partnership and Washington D.C.
                Sports Club, Inc.

10.71           Separation from Employment Agreement made as of February 11,
                2000 by and between the Registrant and John M. Gibbons.#

10.72           Letter Agreement dated March 11, 1999 amending the October 27,
                1998 Letter Agreement between the Registrant and Millennium
                Partners, LLC.

10.73           Settlement Agreement and Mutual Release entered November 16,
                1999 between OTR, the Registrant and Spectrum Liquidating Corp.

10.74           Amendment adopted November 4, 1999 to the Registrant's 1994
                Stock Incentive Plan.#

10.75           Amendment adopted February 9, 2000 to the Registrant's 401(k)
                Profit Sharing Plan.

10.76           Certificate representing Series "B" Senior Secured Notes.

10.77 First Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank - California as of December 3, 1999.

10.78           Form of The Sports Club Membership Agreements.

10.79 Transition Services Agreement made as of December 3, 1999 by and among the Registrant and Racquetball & Fitness Clubs, Inc.

21.1            Subsidiaries of the Registrant.

23.1            Consent of KPMG LLP.

-------------

#       Compensation agreement of plan.

* Incorporated by reference to the Registrant's Registration Statement of Form S-1, declared effective on October 13, 1994 (SEC file No. 33-79552).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on October 14, 1997 (SEC file No. 1-13290).

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 1998 (SEC file No. 1-13290).

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 1999 (SEC file No. 1-13290).

+ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on January 15, 1998 (SEC file No. 1-13290).

++ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on October 6, 1998 (SEC file No. 1-13290).

+++ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on March 15, 1999 (SEC file No. 1-13290).

++++ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999 (SEC file No. 1-13290).

+++++ Incorporated by reference to the Registrant's Form 8-K, filed with the Securities and Exchange Commission on October 5, 1999 (SEC file No. 1-13290).

(b)     Reports on Form 8-K

        The following reports on Form 8-K were filed from October 1, 1999 through the date of this report.

                   DATE                                EVENT
                   ----                                -----
                   October 5, 1999                     Announced that an agreement has been
                                                       reached to sell the Spectrum Clubs to an
                                                       investment group.

                   December 16, 1999                   Announced the sale of the Spectrum

                                                       Clubs to an investment group.

                   February 11, 2000                   Reported pro forma financial information
                                                       required by Article 11 of Regulation S-X
                                                       regarding the sale of the Spectrum Clubs.

                   February 23, 2000              1)   Announced the resignation of John M.
                                                       Gibbons as President, Chief Executive
                                                       Officer and a director and named D.
                                                       Michael Talla and Rex A. Licklider as
                                                       interim Co-Chief Executive Officers.

                                                  2)   Announced the opening of New York's The
                                                       Sports Club/LA at Rockefeller Center.

(c)     Exhibits

Index to Exhibits

EXHIBIT
NUMBER          EXHIBIT
------          -------
4.7             Second Amendment to Rights Agreement entered into as of the second day of July 1999.

10.68           Amended and Restated 1994 Stock Compensation Plan.#

10.69           Lease Agreement as of September 24, 1999 between The Spectrum
                Club Company, Inc. and West Hollywood Property Limited
                Partnership and 2400 Willow Lane Associates Limited Partnership.

10.70           Lease Agreement as of November 5, 1999 by and between New
                Commonwealth Center Limited Partnership and Washington D.C.
                Sports Club, Inc.

10.71           Separation from Employment Agreement made as of February 11,
                2000 by and between the Registrant and John M. Gibbons.#

10.72           Letter Agreement dated March 11, 1999 amending the October 27,
                1998 Letter Agreement between the Registrant and Millennium
                Partners, LLC.

10.73           Settlement Agreement and Mutual Release entered November 16,
                1999 between OTR, the Registrant and Spectrum Liquidating Corp.

10.74           Amendment adopted November 4, 1999 to the Registrant's 1994
                Stock Incentive Plan.#

10.75           Amendment adopted February 9, 2000 to the Registrant's 401(k)
                Profit Sharing Plan.

10.76           Certificate representing Series "B" Senior Secured Notes.

10.77 First Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank - California as of December 3, 1999.

10.78           Form of The Sports Club Membership Agreements.

10.79 Transition Services Agreement made as of December 3, 1999 by and among the Registrant and Racquetball & Fitness Clubs, Inc.

21.1            Subsidiaries of the Registrant.

23.1            Consent of KPMG LLP.

------------------
#        Compensation agreement or plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.


                                            THE SPORTS CLUB COMPANY, INC.



                                            /s/ D. Michael Talla
                                            ------------------------------------
                                            D. Michael Talla,
                                            Co-Chief Executive Officer

                                            /s/ Rex A. Licklider
                                            ------------------------------------
                                            Rex A. Licklider
                                            Co-Chief Executive Officer

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


Signature                                    Title                                      Date
---------                                    -----                                      ----
/s/ D. Michael Talla                         Chairman of the Board                      March 28, 2000
-------------------------------------------- and Co-Chief Executive Officer
D. Michael Talla


/s/ Rex Licklider                            Vice Chairman of the Board                 March 28, 2000
-------------------------------------------- and Co-Chief Executive Officer
Rex A. Licklider


/s/ Timothy M. O'Brien                       Chief Financial Officer                    March 28, 2000
-------------------------------------------- (Principal Financial and Accounting
Timothy M. O'Brien                           Officer)


/s/ Brian J. Collins                         Director                                   March 28, 2000
--------------------------------------------
Brian J. Collins


/s/ Nanette Pattee Francini                  Director                                   March 28, 2000
--------------------------------------------
Nanette Pattee Francini


/s/ Andrew L. Turner                         Director                                   March 28, 2000
--------------------------------------------
Andrew L. Turner


/s/ Dennison Veru                            Director                                   March 28, 2000
--------------------------------------------
Dennison Veru