Form 10-Q
period 2000-03-31
SPORTS CLUB CO INC
filed 2000-05-15
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000
                            COMMISSION FILE # 1-13290


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




                                                        Shares
                                                    Outstanding at
                   Class                             May 15, 2000
      -------------------------------         --------------------------
               Common Stock,                          17,776,215
         par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  December 31,    March 31,
                              ASSETS                                 1999           2000
                                                                  ------------    ---------
Current assets:
 Cash and cash equivalents                                          $ 53,060      $ 41,698
 Short term investments                                               24,436        14,635
 Accounts receivable, net of allowance for doubtful accounts
    of $342 and $343 at December 31, 1999 and March 31, 2000           2,149         2,297
 Inventories                                                           1,355         1,701
 Other current assets                                                  2,341         1,611
                                                                    --------      --------
    Total current assets                                              83,341        61,942

Property and equipment, at cost, net of accumulated depreciation
and
 amortization of $12,873 and $13,905 at December 31, 1999 and        118,959       134,203
 March 31, 2000
Costs in excess of net assets acquired, less accumulated
amortization
 of $1,588 and $1,700 at December 31, 1999 and March 31, 2000         13,890        13,778
Other assets, at cost, net                                             7,363         7,487
                                                                    --------      --------
                                                                    $223,553      $217,410
                                                                    ========      ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of notes payable and equipment
    financing loans                                                 $  3,520      $  3,508
 Accounts payable                                                      2,052         1,084
 Accrued liabilities                                                   8,549         4,649
 Deferred membership revenues                                          9,712         9,748
                                                                    --------      --------
    Total current liabilities                                         23,833        18,989

Notes payable and equipment financing loans,
 less current installments                                           100,367       100,475
Deferred lease obligations                                             1,066         1,774
Minority interest                                                        600           600
                                                                    --------      --------
 Total liabilities                                                   125,866       121,838

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
   no shares issued or outstanding                                        --            --
 Common stock, $.01 par value, 40,000,000 shares authorized;
   20,907,289 and 20,932,289 shares issued and outstanding at
   December 31, 1999 and March 31, 2000, respectively                    209           209
 Additional paid-in capital                                          102,403       102,464
 Retained earnings                                                    10,966         8,790
 Less: Treasury stock, at cost, 3,194,536 shares at
   December 31, 1999 and March 31, 2000                              (15,891)      (15,891)
                                                                    --------      --------
      Total shareholders' equity                                      97,687        95,572
                                                                    --------      --------
                                                                    $223,553      $217,410
                                                                    ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                  1999       2000
                                                                -------    --------
Revenues                                                        $21,834    $ 16,847

Operating expenses:
  Direct                                                         15,144      12,030
  Selling, general and administrative                             2,242       2,222
  Depreciation and amortization                                   1,530       1,144
  Pre-opening expenses                                              248       2,490
                                                                -------    --------
    Total operating expenses                                     19,164      17,886
                                                                -------    --------
      Income (loss) from operations                               2,670      (1,039)

Other income (expense):
  Net interest expense                                             (240)     (1,006)
  Minority interests                                                (38)        (38)
  Equity interest in net income of unconsolidated subsidiary        263          --
  Non-recurring charge                                             (188)     (1,476)
                                                                -------    --------

      Income (loss) before income taxes and cumulative
      effect of change in accounting principle                    2,467      (3,559)

Income tax provision (benefit)                                    1,017      (1,383)
                                                                -------    --------

      Income (loss) before cumulative effect of
      change in accounting principle                              1,450      (2,176)

Cumulative effect of change in accounting principle,
net of income tax benefit of $600                                   899          --

      Net income (loss)                                         $   551    $ (2,176)
                                                                =======    ========

Income (loss) per share before cumulative effect of
change in accounting principle:
  Basic                                                         $  0.08    $  (0.12)
                                                                =======    ========
  Diluted                                                       $  0.08    $  (0.12)
                                                                =======    ========

Effect of cumulative effect of change in accounting principle:
  Basic                                                         $ (0.05)   $     --
                                                                =======    ========
  Diluted                                                       $ (0.05)   $     --
                                                                =======    ========

Net income (loss) per share:
  Basic                                                         $  0.03    $  (0.12)
                                                                =======    ========
  Diluted                                                       $  0.03    $  (0.12)
                                                                =======    ========

Weighted average shares outstanding:
  Basic                                                          19,050      17,720
                                                                =======    ========
  Diluted                                                        19,213      17,720
                                                                =======    ========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           March 31,
                                                                     ---------------------
                                                                       1999          2000
                                                                     --------     --------
Cash flows from operating activities:
   Net income (loss)                                                 $    551     $ (2,176)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Cumulative effect of change in accounting principle              1,499           --
       Depreciation and amortization                                    1,530        1,144
       Equity interest in net income of unconsolidated subsidiary        (263)          --
       Distributions from unconsolidated subsidiary                       460           --
       (Increase) decrease in:
         Accounts receivable, net                                         237         (148)
         Inventories                                                      (51)        (346)
         Other current assets                                             593
                                                                                       (88)
          Due from affiliates                                            (112)         137
       Increase (decrease) in:
         Accounts payable                                                 917         (968)
         Accrued liabilities                                              352       (3,900)
         Deferred membership revenues                                   1,383           36
         Deferred lease obligations                                       639          708
                                                                     --------     --------
            Net cash provided by (used in) operating activities         7,054       (4,920)

Cash flows from investing activities:
       Capital expenditures                                           (12,054)     (16,400)
       Sale of short term investments                                      --        9,801
       Stock re-purchase                                               (3,765)          --
                                                                     --------     --------
            Net cash used in investing activities                     (15,819)      (6,599)

Cash flows from financing activities:
       Exercise of employee stock options                                  --           61
       Proceeds from notes payable and equipment financing loans       15,713          298
       Repayments of notes payable and equipment financing loans       (6,164)        (202)
                                                                     --------     --------
            Net cash provided by financing activities                   9,549          157
                                                                     --------     --------
            Net increase (decrease) in cash and cash equivalents          784      (11,362)
Cash and cash equivalents at beginning of period                        2,233       53,060
                                                                     --------     --------
Cash and cash equivalents at end of period                           $  3,017     $ 41,698
                                                                     ========     ========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                        $    695     $  5,714
                                                                     ========     ========

       Cash paid for income taxes                                    $    857     $    423
                                                                     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999 AND MARCH 31, 2000

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2000, are not necessarily indicative of the results for the fiscal year ending December 31, 2000.

2. CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2000, cash and cash equivalents were $41.7 million, of which $20.6 million has been segregated into a disbursement escrow account and is restricted and specifically designated for the development of new Clubs.

3. SHORT TERM INVESTMENTS

        The Company considers investments with original maturities of greater than three months and less than or equal to one year to be short term investments. At March 31, 2000, short term investments were $14.6 million, all of which have been segregated into a disbursement escrow account and are restricted and specifically designated for the development of new Clubs. The Company's short term investments consist of high-grade commercial paper and United States government agency discount notes.

4. NOTES PAYABLE AND EQUIPMENT FINANCING LOANS

        Notes payable and equipment financing loans are summarized as follows:

                                                  DECEMBER 31,    MARCH 31,
                                                      1999          2000
                                                  ------------    ---------
                                                   (AMOUNTS IN THOUSANDS)
Senior Secured Notes (a)........................    $100,000      $100,000
Note payable (b)................................       2,667         2,667
Equipment financing loans (c)...................       1,220         1,316
                                                    --------      --------
                                                     103,887       103,983
Less current installments.......................       3,520         3,508
                                                    --------      --------
                                                    $100,367      $100,475
                                                    ========      ========

----------------------

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of Senior Secured Notes (the "Senior Secured Notes") with interest due semi-annually. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006. In May 1999, the Company exchanged the Senior Secured Notes for registered Series B Senior Secured Notes.

     The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations. At March 31, 2000, the Indenture's covenants would prevent the Company from engaging in the restricted actions.
     Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principle amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a change in control, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.


(b) This note was issued in connection with the acquisition of The Sports Club/LA site at 61st and 1st Street in New York. The note agreement provided for payments in installments of $1,334,000 and 1,333,000 due in April 1999 and April 2000, respectively. The Company is currently in default on this entire note payable and in litigation regarding this Note. The Company believes that it has various claims against the seller in connection with the repair and refurbishing of the Club, which offset the money owed on the Note (see Part II, Item 1. Legal Proceedings).


(c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over five years with effective interest rates between 9% and 10%.

5. BANK CREDIT FACILITY

        At March 31, 2000, the Company had a $15.0 million bank credit facility. The facility matures on May 31, 2001 and bears interest at a variable rate of LIBOR plus 2 1/2% or the bank's prime rate. At March 31, 2000, no borrowings were outstanding under this credit facility but $4.0 million was utilized in the form of a letter of credit. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas. The agreement also requires the Company to maintain certain Tangible Net Worth, Debt Service Coverage and Senior Liabilities to Tangible Net Worth ratio requirements. At March 31, 2000, the Company was not in compliance with the Debt Service Coverage ratio. The bank has waived this default. The Company and the bank are currently reviewing the loan covenants in connection with the annual renewal of the credit facility and the Company anticipates having a revised bank credit facility in place by June 30, 2000.

6. NET INCOME PER SHARE

        Basic earnings per share represents net earnings divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the three months ended March 31, 1999 and 2000, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of stock options. At March 31, 2000, there were 419,580 anti-dilutive common stock equivalents.

7. INCOME TAXES

        Income taxes are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

8. NEW ACCOUNTING PRONOUNCEMENTS

        On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the financial statements.

9. SALE OF SPECTRUM CLUBS

        In September of 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club - Thousand Oaks for approximately $12.0 million. On December 3, 1999, the Company completed the sale of the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an investment group for approximately $48.4 million. The consolidated financial statements for the quarter ended March 31, 1999 and accompanying notes include the operating results of the Spectrum Clubs. Pro-forma consolidated operating results for the three months ended March 31, 1999 are presented below. The pro-forma statements present the un-audited results of operations as if the Spectrum Clubs had been sold on January 1, 1999.

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                            1999
                                                                  -------------------------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                          SHARE DATA)

Revenues........................................................           $ 15,275
Operating expenses..............................................             13,149
                                                                           --------
  Income from operations........................................              2,126
Other income ...................................................                816
                                                                           --------
  Income before income taxes and
  cumulative effect of change in accounting principle...........              2,942
Income tax provision............................................              1,224
                                                                           --------
  Income before cumulative
  effect of change in accounting principle......................              1,718
Cumulative effect of change in accounting principle,
  net of tax....................................................                221
                                                                           --------
Net income......................................................           $  1,497
                                                                           ========

Net income per share:
  Basic.........................................................           $   0.08
                                                                           ========
  Diluted.......................................................           $   0.08
                                                                           ========

Weighted average shares outstanding:
  Basic.........................................................             19,050
                                                                           ========

  Diluted.......................................................             19,213
                                                                           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Spectrum Club - Manhattan Beach was accounted for under the equity method of accounting until December 1999 at which time we sold all of our Spectrum Clubs.

        In January 1999 the Spectrum Club - Fountain Valley was leased to another health and fitness operator and in April 1999 the Spectrum Club - Santa Ana was sold. The remaining Spectrum Clubs were sold in December 1999. The Sports Club/LA at Rockefeller Center opened in February 2000. Seasonal factors have not had a significant effect on our operating results.

         As a result of the sale of the Spectrum Clubs in December 1999, the opening of The Sports Club/LA at Rockefeller Center in February 2000 and the high level of pre-opening expenses incurred for the opening of The Sports Club/LA at Rockefeller Center, results for the three months ended March 31, 2000 and March 31, 1999, are not indicative of results in future periods.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

        Our revenues for the three months ended March 31, 2000, were $16.8 million, compared to $21.8 million in 1999, a decrease of $5.0 million or 22.8%. Revenue decreased by $6.4 million as a result of the sale of the Spectrum Clubs in December 1999 and revenue increased by $0.4 million as a result of the opening of The Sports Club/LA at Rockefeller Center in February 2000. Revenue increased by $1.0 million at the existing Sports Clubs due to increases in membership dues and ancillary services dues and to the maturation of the membership base at The Reebok Sports Club/NY.

        Our direct operating expenses decreased by $3.1 million to $12.0 million in the three months ended March 31, 2000, versus $15.1 million for the same period in 1999. Direct operating expenses decreased by $4.8 million as a result of the sale of the Spectrum Clubs in December 1999 and increased by $0.9 million as a result of the opening of The Sports Club/LA at Rockefeller Center in February 2000. Direct operating expenses increased by $0.8 million at our existing Sports Clubs primarily due to expenses associated with the revenue increase at these Clubs.

        Our selling, general and administrative expenses were $2.2 million in the three months ended March 31, 2000, versus $2.2 million for the same period in 1999. Selling costs decreased by $0.1 million and our general and administrative costs increased by $0.1 million. There was a $0.3 million decrease in selling, general and administrative expenses as a result of the sale of the Spectrum Clubs in December 1999. This decrease was offset by a corresponding increase in selling, general and administrative expenses at The Sports Clubs and the corporate office. The increase in general and administrative expenses was primarily associated with the opening of The Sports Club/LA at Rockefeller Center in February 2000 and to increases in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and in 2001.

        Our depreciation and amortization expenses were $1.1 million for the three months ended March 31, 2000, versus $1.5 million for the same period in 1999. A decrease of $0.5 million resulted from the sale of the Spectrum Clubs in December 1999 and an increase of $0.1 million resulted from the opening of The Sports Club/LA at Rockefeller Center in February 2000.

        Pre-opening expenses were $2.5 million for the three months ended March 31, 2000, versus $0.2 million for the same period in 1999. Pre-opening expenses by Club during the three months ended March 31, 2000 were $1.5 million at The Sports Club/LA at Rockefeller Center, $0.7 million at The Sports Club/LA at 61st & 1st in New York and $0.3 million at The Sports Club/LA in Washington D.C.

        We incurred net interest expense of $1.0 million in the three months ended March 31, 2000, versus $0.2 million for the same period in 1999. Net interest expense increased substantially as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999. The Notes bear interest at an annual rate of 11 3/8%.

        Equity interest in net income of unconsolidated subsidiary was $0.3 million in 1999. These amounts were associated with our investment in the Spectrum Club-Manhattan Beach, which was sold in December 1999.

        We incurred a non-recurring charge of $1.5 million in the three months ended March 31, 2000, versus $0.2 million for the same period in 1999. The non-recurring charge in the first quarter of 2000 is for attorney's fees, settlement and administrative costs related to a settlement (which is subject to court approval) of a class action lawsuit at The Sports Club/LA in Los Angeles (see Part II, Item 1. Legal Proceedings). The non-recurring charge in the first quarter of 1999 relates to the disposition of the Spectrum Club - Fountain Valley in January 1999.

        In the first quarter of 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $0.9 million. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999.

        Our estimated federal and state income tax rate is 40% for the three months ended March 31, 2000 and 1999, resulting in a net loss of $2.2 million for the three months ended March 31, 2000, and in net income of $0.6 million for the same period in 1999.

Comparison of Three Months Ended March 31, 2000 to Pro Forma Three Months Ended March 31, 1999.

         During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (see Note 9 to consolidated condensed financial statements). Below is a discussion of the un-audited results of operations for the three months ended March 31, 2000, versus the un-audited pro forma results of operations for the three months ended March 31, 1999, assuming the sale of the Spectrum Clubs occurred on January 1, 1999. The purpose of the pro forma consolidated condensed statement of operations is to present what our operating results might have been for the three months ended March 31, 1999, had the sale of the Spectrum Clubs occurred on January 1, 1999. However, the pro forma consolidated condensed statement of operations for the three months ended March 31, 1999, does not purport to and does not represent what our actual results of operations might have been had the Spectrum Club sale been completed on January 1, 1999. Moreover, the pro forma consolidated condensed statement of operations for the three months ended March 31, 1999, does not purport to be a projection of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

        Our revenues for the three months ended March 31, 2000, were $16.8 million, compared to pro forma revenues of $15.3 million for the same period in 1999, an increase of $1.5 million or 10.3%. Revenue increased by $0.4 million due to the opening of The Sports Club/LA at Rockefeller Center in February 2000 and by $1.1 million due to increases in membership dues and ancillary services at the other Sports Clubs and due to the final maturation of the membership base at the Reebok Sports Club/NY.

        Operating expenses for the three months ended March 31, 2000, were $17.9 million, compared to pro forma operating expenses of $13.1 million for the same period in 1999, an increase of $4.8 million or 36.0%. Operating expenses increased by $1.1 million due to the opening of The Sports Club/LA at Rockefeller Center in February 2000, $2.4 million due to the recognition of pre-opening expenses at the Sports Clubs/LA under development, $0.8 million due to increased direct expenses associated with our increased revenues at existing Sports Clubs, and $0.5 million as a result of increased selling, general and administrative expenses associated with the opening of The Sports Club/LA at Rockefeller Center and to the increase in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and 2001.

        Other expenses for the three months ended March 31, 2000, were $2.5 million, compared to pro forma other income of $0.8 million for the same period in 1999. The change in other income and expense is primarily due to increased net interest expense of $1.8 million, primarily associated with our $100.0 million Senior Secured Notes issued in April 1999, and to a non-recurring charge of $1.5 million associated with the settlement of a class action lawsuit at The Sports Club/LA in Los Angeles.

        Our net loss for the three months ended March 31, 2000 was $2.2 million or $0.12 per basic and diluted share, compared to pro forma net income of $1.5 million in 1999 or $0.08 per basic and diluted share. In 1999, we incurred a pro forma charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $0.2 million. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and Credit Availability. On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes") with interest due semi-annually. We used $37.6 million of the proceeds to repay existing indebtedness. The balance is being used to develop new Clubs and for general corporate purposes. Pursuant to the terms of the indenture dated April 1, 1999 (the "Indenture") entered into in connection with the issuance of the Senior Secured Notes, there is currently $35.2 million segregated into a disbursment escrow account which is specifically restricted for the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which restrict our ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations. At March 31, 2000, the Indenture's covenants would prevent us from engaging in the restricted actions.

        Our bank credit facility provides us $15.0 million of financing with a maturity date of May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/2% or the bank's prime rate. At March 31, 2000, no borrowings were outstanding under the credit facility but $4.0 million was utilized in the form of a letter of credit, leaving $11.0 million available for future borrowings. For the quarter ended March 31, 2000, we were not in compliance with the Debt Service Coverage ratio as required by our bank credit facility agreement. The bank has waived this covenant with respect to the first quarter. We are currently reviewing the loan covenants with the bank in connection with the annual renewal of the credit facility and we anticipate having a revised bank credit facility in place by June 30, 2000. There can be no assurance that the credit facility will be renewed, or if renewed that it will be renewed on terms comparable to those contained in the current credit facility.

        Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $5.0 million and to incur an additional $8.7 million in equipment financing.

        As part of a strategy to focus on The Sports Club/LA line of Clubs, in December 1999, we sold our Spectrum Clubs to an investment group. With the sale proceeds we retired equipment financing obligations, paid transaction fees and expenses, completed various construction projects at several of the Spectrum Clubs and resolved litigation related to the Spectrum Clubs. Our net proceeds from the December sale were approximately $38.0 million.

        Operating Cash Flow. During the year ended December 31, 1999, we generated $8.3 million of cash from operating activities. For the three months ended March 31, 2000, we used $4.9 million of cash for operating activities. During the three months ended March 31, 2000, we made our semi-annual interest payment of $5.6 million and used $2.5 million of cash for the payment of pre-opening expenses at our three new Sports Club/LA properties. On March 31, 2000, our balance of cash and short term investments was $56.3 million. Of this amount, $35.2 million has been segregated into a disbursement escrow account and is specifically restricted for the development of new Clubs.

        All our mature Sports Clubs are profitable and generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels, have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. We expect this trend to continue at the five Clubs we have opened or will open in 2000 and 2001. Our ability to generate positive cash flow from operating activities is dependent upon reaching mature membership levels at our new Clubs.

        New Club Development. In February 1998, we signed a lease with respect to the development of The Sports Club/LA at Rockefeller Center in New York City. We commenced pre-sale activities in October 1999 and opened the Club in February, 2000. We delivered a

$4.0 million letter of credit to the landlord to secure our performance under the lease agreement. As of March 31, 2000 we expect to spend an additional $4.4 million from the disbursement escrow account for constructing and equipping this Club.

        In April 1998, we acquired rights to develop The Sports Club/LA at 61st and 1st Streets on the Upper East Side in New York City. We issued a non-interest bearing note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. We have not made these payments because we believe that we have various claims in connection with the repairs and refurbishing of the Club, which offset the money owed on the note. As of the date of this filing we are in default on the note payable and we are currently in litigation regarding this matter. At March 31, 2000, we had $21.1 million in our disbursement escrow account for constructing and equipping this Club. We currently expect to open this Club in the third quarter of 2000.

        We have entered into lease agreements with Millennium Entertainment Partners and/or their affiliates (collectively "Millennium") with respect to the development of Sports Club/LA's in Washington D.C., San Francisco and Boston. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $16.5 million. The construction disbursement account has $9.0 million reserved for the Washington D.C. and Boston sites. Millennium and its affiliates own approximately 28% of our outstanding Common Stock. The Sports Club/LA in Washington D.C. is scheduled to open in September 2000 and The Sports Club/LA in Boston and San Francisco are expected to open in the second quarter of 2001.

        In June 1998, we acquired undeveloped land in Houston, Texas, for approximately $3.1 million, on which we intend to develop a Sports Club/LA. We will not start construction at this location until the two new Sports Club/LA's Clubs in New York City are open and operating to our satisfaction. Based on preliminary estimates, we would spend approximately $20.0 million to complete development of this Club.

        Excess Proceeds Offer. Our net proceeds from the sale of the Spectrum Clubs was approximately $38.0 million. To the extent the net proceeds are not reinvested in assets related to our business before December 3, 2000, the Indeture requires us to make an excess proceeds offer to apply the unused net proceeds to retire Senior Secured Notes, unless the remaining net proceeds are less than $10.0 million. Currently, $25.1 million of the net proceeds have not been reinvested.

        We will invest a portion of the remaining net proceeds in normal on-going capital expenditures at our existing Clubs. In addition, our construction budgets for The Sports Clubs/LA in Washington D.C., Boston and San Francisco, are $7.5 million greater than the amounts currently deposited in the disbursement escrow account. Some of the remaining net proceeds may be used for these projects. If we make sufficient investments to reduce the net proceeds below $10.0 million we would not be required to make an excess proceeds offer. However, such investment depends upon successful negotiations with our landlords and others in connection with our new Club developments, and there can be no assurance that such investment will be made.

        Future Capital Requirements. In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. Amounts borrowed pursuant to equipment financing arrangements are generally repayable in monthly installments over five years, with effective interest rates between 9% and 10% per annum. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $3.8 million during the next 24 months to upgrade our management information systems. The terms of the Indenture currently allow us to borrow an additional $8.7 million for equipment financing which we intend to utilize within the next year for the new Clubs under development.

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

        We estimate that the cash in the disbursement escrow account, our cash and short term investment balances, and credit available under our credit facility and equipment financing will be sufficient to fund our capital expenditures in fiscal 2000 and 2001 on the projects currently under development, as well as to fund any excess proceeds offer required by the Indenture. If we are unable to renew our credit facility, and are required to make an excess proceeds offer, we may seek to raise funds through an offering of equity securities (as described above, the Indenture substantially restricts our ability to borrow additional funds), or we may need to restructure or limit our current development plans. There can be no assurance that we would be able to raise additional funds through an equity offering, or that restructuring or limiting our current development plans would not have a material adverse effect on us.


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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        Randy Pinkerton and Nick Thedes, individually and as Partners of Think Physical Therapy v. SCC California, Inc. (Orange County Superior Court). On April 23, 1999 Randy Pinkerton and Nick Theders, individually and as partners of Think Physical Therapy (collectively, "Think Therapy") filed an action against SCC California, Inc., ("Spectrum"), our wholly-owned subsidiary, alleging among other things, breach of contract and interference with economic relationships. The contract which Think Therapy alleges was breached relates to a lease at the former Spectrum Club - Santa Ana facility ("Santa Ana Club") which facility was acquired by Spectrum in December 1997 and sold in April 1999 as commercial property unrelated to the sports and fitness business. We believe that Think Therapy was on a month-to-month lease and in connection with the sale of the Santa Ana Club we terminated their tenancy by serving a thirty-day Notice to Quit in March 1999. This matter was set for a mandatory settlement conference on April 28, 2000. At the conference, Plaintiff's asserted that they had been damaged in an estimated amount of $500,000, but indicated their willingness to settle for $150,000. We countered the demand with an offer to settle for $25,000 based on our assumption of the costs of defense at trial and possible appellate litigation. Plaintiffs accepted our offer on May 1, 2000 and the matter has been resolved.

        Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; LA/Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against Sports Club, Inc. of California and LA/Irvine Sports Club, Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code
Section 1812.80 et seq., claiming our membership fee structure and membership contracts for The Sports Club/LA in Los Angeles violate certain provisions of the Health Studio Services Act (the "HSS Act"). Lyudmirsky further alleged violations of the Unruh Act and the Consumer Legal Remedies Act, claiming we give unlawful, preferential discounts to attractive women and advertise membership fees that are higher than fees actually charged to some members. The complaint seeks equitable relief, (including a temporary and permanent injunction), unspecified compensatory damages, punitive damages and attorneys' fees. We stipulated to a preliminary injunction, which prohibits us from violating the HSS Act, effective as of November 29, 1999. On October 22, 1999, the Court ruled that Lyudmirsky's membership contract violated the HSS Act and is void. Under the HSS Act, a claimant may recover an amount up to three times the actual damages suffered plus attorneys' fees. The amount of actual damages is measured by the amount paid less the reasonable value of services. We believe our initiation fees and monthly dues are reasonable, and therefore our members have not suffered actual damages as a result of any violation of the HSS Act. On May 1, 2000, the parties entered into a settlement agreement that would dispose of all claims. The Agreement is subject to court approval and there can be no assurance that such approval will be obtained. The settlement agreement provides that we will provide a stipulated class of certain Sports Club/LA members with one to two months of free membership as well as a number of guest passes. We have recorded a charge of $1,476,000 in the first quarter of 2000 to reflect the anticipated costs of defending and settling this action. Particularly in light of the costs of defending the lawsuit, the settlement is believed to be in our interest.

        Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against us for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with our 1998 acquisition of the Vertical Club - a sports and fitness club located in New York (the "Club"). We believe that we have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleges that no basis exists which excuses us from the timely payment of installments on the Note and is seeking damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, we filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has answered the cross-claim with a general denial and three generic, affirmative defenses. We are in the early phases of discovery and intend to vigorously pursue our defenses and cross-claims. We are unable at this time to estimate the likelihood that Park Place will prevail in its claims against us, or that we will prevail in our claims against Hilton.

        Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. ("Plaintiff") filed a Summons and Complaint ("Original Complaint") commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, County of New York before Judge Cahn, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. (collectively referred to as "Owner"). The Original Complaint seeks damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint, but adding additional complaints against us and Elie Hirschfeld. The Amended Complaint seeks damages from us in excess of $3,625,000 for tortious interference with contract and conspiracy with the other defendants to tortiously interfere with contract. Currently, we are in the process of preparing a motion to dismiss both of Plaintiff's causes of action against us for failure to state a cause of action. While we are unable at this time to estimate the likelihood that the Plaintiff will prevail in its claims against us, we believe the claims are without merit and we are vigorously contesting the action.

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

        None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.        OTHER INFORMATION

        On April 24, 2000 our Board of Directors approved an amendment to our Stockholder Rights Plan adopted on September 29, 1998. The Amendment provides that (a) the Rights will not be triggered as a result of the acquisition by Millennium Entertainment Partners L.P. and its affiliates ("Millennium") of additional shares of our Common Stock with a purchase price not in excess of $2,000,000, and (b) the Rights will not be triggered as a result of the acquisition by our Co-Chief Executive Officer, D. Michael Talla, of additional shares of our Common Stock with a purchase price not in excess of $2,000,000. In addition, we entered into a voting agreement with each of Millennium and Mr. Talla limiting their ability to vote the shares described above in connection with a proposal to remove directors of the Company.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following reports on Form 8-K have been filed since December 31, 1999:

        On February 11, 2000, we filed a report on Form 8-K/A amending a report on Form 8-K filed on December 16, 1999. The Form 8-K/A presented pro forma financial statements related to the sale of the Spectrum Clubs as required by
Article 11 of Regulation S-X.

        On February 23, 2000, we filed a report on Form 8-K announcing the resignation of John M. Gibbons as President, Chief Executive Officer and a director of the Company and named D. Michael Talla and Rex A. Licklider as interim Co-Chief Executive Officers. We also announced the opening of The Sports Club/LA at Rockefeller Center in New York.

        (b) Index to Exhibits


        Exhibit No.    Exhibit
        -----------    -------
        4.1            Third  Amendment to Rights  Agreement,  made and entered into as of the 27th  day of  April,  2000,  by and  between  The  Sports  Club
                       Company, Inc., and American Stock Transfer & Company.

        4.2 Voting Agreement, dated as of April 27, 2000, by and among The Sports Club Company, Inc., and Millennium
                       Partners LLC, Millennium Entertainment Partners LP,
                       Millennium Development Partners LP, MDP Ventures I
                       LLC, MDP Ventures II LLC and their respective
                       Affiliates.


        4.3            Voting  Agreement,  dated as of April  27,  2000,  by and among The
                       Sports Club Company, Inc., and D. Michael Talla.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE SPORTS CLUB COMPANY, INC.


Date: May 15, 2000                      by  /s/ Rex A. Licklider
                                            ---------------------------------
                                            Rex A. Licklider
                                            Vice Chairman of the Board
                                            And Co-Chief Executive Officer
                                            (Principal Executive Officer)




Date: May 15, 2000                      by  /s/ Timothy M. O'Brien
                                            ---------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)