Form 10-Q
period 2000-06-30
SPORTS CLUB CO INC
filed 2000-08-10
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 2000
                            COMMISSION FILE # 1-13290


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


                                Yes [X]    No [ ]
                                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                        Shares
                                                   Outstanding at
                Class                              August 10, 2000
-------------------------------------    --------------------------------------
            Common Stock,                            17,776,215
      par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                               December 31,   June 30,
                                     ASSETS                                        1999         2000
                                                                                ---------     ---------
Current assets:
  Cash and cash equivalents                                                     $  53,060     $  28,114
  Short term investments                                                           24,436        14,734
  Accounts receivable, net of allowance for doubtful accounts
     of $342 and $324 at December 31, 1999 and June 30, 2000                        2,149         2,779
  Inventories                                                                       1,355         1,713
  Other current assets                                                              2,341         1,627
                                                                                ---------     ---------
     Total current assets                                                          83,341        48,967

Property and equipment, at cost, net of accumulated depreciation and
  amortization of $12,873 and $15,238 at December 31, 1999 and June 30, 2000      118,959       151,116
Costs in excess of net assets acquired, less accumulated amortization
  of $1,588 and $1,813 at December 31, 1999 and June 30, 2000                      13,890        13,665
Other assets, at cost, net                                                          7,363        10,179
                                                                                ---------     ---------
                                                                                $ 223,553     $ 223,927
                                                                                =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and equipment
     financing loans                                                            $   3,520     $   4,179
  Accounts payable                                                                  2,052         1,033
  Accrued liabilities                                                               8,549         8,003
  Deferred membership revenues                                                      9,712        10,766
                                                                                ---------     ---------
     Total current liabilities                                                     23,833        23,981

Notes payable and equipment financing loans,
  less current installments                                                       100,367       102,590
Deferred lease obligations                                                          1,066         2,617
Minority interest                                                                     600           600
                                                                                ---------     ---------
  Total liabilities                                                               125,866       129,788
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    no shares issued or outstanding                                                  --            --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    20,907,289 and 20,932,289 shares issued and outstanding at
    December 31, 1999 and June 30, 2000, respectively                                 209           209
  Additional paid-in capital                                                      102,403       102,464
  Retained earnings                                                                10,966         7,208
  Less: Treasury stock, at cost, 3,194,536 and 3,156,074 shares at
    December 31, 1999 and June 30, 2000, respectively                             (15,891)      (15,742)
                                                                                ---------     ---------
     Total shareholders' equity                                                    97,687        94,139
                                                                                ---------     ---------
                                                                                $ 223,553     $ 223,927
                                                                                =========     =========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            Three months Ended         Six Months Ended
                                                                                  June 30,                  June 30,
                                                                              1999         2000         1999         2000
                                                                              ----         ----         ----         ----
Revenues                                                                    $ 22,203     $ 18,279     $ 44,037     $ 35,126

Operating expenses:
   Direct                                                                     15,222       14,161       30,366       26,191
   Selling, general and administrative                                         2,416        2,281        4,658        4,503
   Depreciation and amortization                                               1,558        1,447        3,088        2,591
   Pre-opening expenses                                                          460        1,642          708        4,132
                                                                            --------     --------     --------     --------
     Total operating expenses                                                 19,656       19,531       38,820       37,417
                                                                            --------     --------     --------     --------
       Income (loss) from operations                                           2,547       (1,252)       5,217       (2,291)

Other income (expense):
   Net interest expense                                                       (2,197)      (1,282)      (2,437)      (2,288)
   Minority interests                                                            (37)         (37)         (75)         (75)
   Equity interest in net income of unconsolidated subsidiary                    263         --            526         --
   Non-recurring charge                                                          (17)        --           (205)      (1,476)
                                                                            --------     --------     --------     --------

      Income (loss) before income taxes and cumulative
      effect of change in accounting principle                                   559       (2,571)       3,026       (6,130)

Income tax provision (benefit)                                                   260         (988)       1,277       (2,371)
                                                                            --------     --------     --------     --------

       Income (loss) before cumulative effect of
       change in accounting principle                                            299       (1,583)       1,749       (3,759)

Cumulative effect of change in accounting principle,
net of income tax benefit of $600                                               --           --            899         --
                                                                            --------     --------     --------     --------
       Net income (loss)                                                    $    299     $ (1,583)    $    850     $ (3,759)
                                                                            ========     ========     ========     ========

Income (loss) per share before cumulative effect of change
In accounting principle:
   Basic                                                                    $   0.02     $  (0.09)    $   0.09     $  (0.21)
                                                                            ========     ========     ========     ========
   Diluted                                                                  $   0.02     $  (0.09)    $   0.09     $  (0.21)
                                                                            ========     ========     ========     ========

Effect of cumulative effect of change in accounting principle:
   Basic                                                                    $   --       $   --       $  (0.04)    $   --
                                                                            ========     ========     ========     ========
   Diluted                                                                  $   --       $   --       $  (0.04)    $   --
                                                                            ========     ========     ========     ========
Net income (loss) per share:
   Basic                                                                    $   0.02     $  (0.09)    $   0.05     $  (0.21)
                                                                            ========     ========     ========     ========
   Diluted                                                                  $   0.02     $  (0.09)    $   0.05     $  (0.21)
                                                                            ========     ========     ========     ========
Weighted average shares outstanding:
   Basic                                                                      18,016       17,776       18,530       17,748
                                                                            ========     ========     ========     ========
   Diluted                                                                    18,180       17,776       18,696       17,748
                                                                            ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           June 30,
                                                                                      1999          2000
                                                                                      ----          ----
Cash flows from operating activities:
    Net income (loss)                                                               $    850     $ (3,759)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Cumulative effect of change in accounting principle                              899         --
        Depreciation and amortization                                                  3,088        2,591
        Equity interest in net income of unconsolidated subsidiary                      (526)        --
        Distributions from unconsolidated subsidiary                                     691         --
        Stock issued for employee benefit plan                                           153          149
        (Increase) decrease in:
           Accounts receivable, net                                                      488         (630)
           Inventories                                                                  (121)        (358)
           Other current assets                                                         (164)       1,238
            Due from affiliates                                                          (29)         130
        Increase (decrease) in:
           Accounts payable                                                             (389)      (1,019)
           Accrued liabilities                                                         3,357       (3,704)
           Deferred membership revenues                                                1,119        1,054
           Deferred lease obligations                                                    512        1,551
                                                                                    --------     --------
               Net cash provided by (used in) operating activities                     9,928       (2,757)

Cash flows from investing activities:
        Capital expenditures                                                         (19,908)     (34,834)
        Acquisition of membership base                                                  (902)        --
        Proceeds from sale of Spectrum Club - Santa Ana                                5,613         --
        Sale of short term investments                                                  --          9,702
        Stock re-purchase                                                             (8,357)        --
                                                                                    --------     --------
               Net cash used in investing activities                                 (23,554)     (25,132)

Cash flows from financing activities:
        Exercise of employee stock options                                              --             61
        Proceeds from Senior Secured Notes - net of costs and discount                93,713         --
        Proceeds from notes payable and equipment financing loans                     25,613        3,298
        Repayments of notes payable and equipment financing loans                    (51,047)        (416)
                                                                                    --------     --------
               Net cash provided by financing activities                              68,279        2,943
                                                                                    --------     --------
               Net increase (decrease) in cash and cash equivalents                   54,653      (24,946)
Cash and cash equivalents at beginning of period                                       2,233       53,060
                                                                                    --------     --------
Cash and cash equivalents at end of period                                          $ 56,886     $ 28,114
                                                                                    ========     ========

Supplemental disclosure of cash flow information:

        Cash paid for interest                                                      $  1,033     $  5,751
                                                                                    ========     ========
        Cash paid for income taxes                                                  $  1,512     $    921
                                                                                    ========     ========
        Capital expenditures financed                                               $    800     $  3,298
                                                                                    ========     ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 2000

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three and six-month periods ended June 30, 2000, are not necessarily indicative of the results for the fiscal year ending December 31, 2000.

2. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2000, cash and cash equivalents were $28.1 million, of which $12.9 million has been segregated into a disbursement escrow account and is restricted and specifically designated for the development of new Clubs.

3. SHORT TERM INVESTMENTS

     The Company considers investments with original maturities of greater than three months and less than or equal to one year to be short-term investments. At June 30, 2000, short term investments were $14.7 million, all of which have been segregated into a disbursement escrow account and are restricted and specifically designated for the development of new Clubs. The Company's short-term investments consist of high-grade commercial paper and United States government agency discount notes.

4. NOTES PAYABLE AND EQUIPMENT FINANCING LOANS

     Notes payable and equipment financing loans are summarized as follows:


                                                               DECEMBER 31,     JUNE 30,
                                                                  1999            2000
                                                              ------------     ----------
                                                                (AMOUNTS IN THOUSANDS)
Senior Secured Notes (a)..................................     $ 100,000       $ 100,000
Note payable (b)..........................................         2,667           2,667
Equipment financing loans (c).............................         1,220           4,102
                                                               ---------       ---------
                                                                 103,887         106,769
Less current installments.................................         3,520           4,179
                                                               ---------       ---------
                                                               $ 100,367       $ 102,590
                                                               =========       =========


----------------------

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of Senior Secured Notes (the "Senior Secured Notes") with interest due semi-annually. The Senior Secured Notes bear interest at an annual rate of 11 3/8% and are due in March 2006. In May 1999, the Company exchanged the Senior Secured Notes for registered Series B Senior Secured Notes.

     The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into transactions with affiliates; (iv) make investments; (v) create liens or sell certain assets and (vi) enter into mergers and consolidations. At June 30, 2000, the Indenture's covenants would prevent the Company from engaging in the restricted actions. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principle amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a change in control, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

(b) This note was issued in connection with the acquisition of The Sports Club/LA site at 61st and 1st Street in New York. The note agreement provided for two equal principle payments in April 1999 and April 2000. The Company is currently in default on this entire note payable and in litigation regarding this Note. The Company believes that it has various claims against the seller in connection with the repair and refurbishing of the Club, which offset the money owed on the Note (see Part II, Item 1. Legal Proceedings).

(c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 9% and 10%.

5. BANK CREDIT FACILITY

     At June 30, 2000, the Company had a $15.0 million bank credit facility. The facility matures on May 31, 2001 and bears interest at a variable rate of LIBOR plus 2 1/2% or the bank's prime rate. At June 30, 2000, no borrowings were outstanding under this credit facility but $4.0 million was utilized in the form of a letter of credit, leaving $11.0 million available for future borrowings. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas. The agreement also requires the Company to maintain certain Tangible Net Worth, Interest Coverage, Total Liabilities to Tangible Net Worth and Current Ratio covenants. At March 31, 2000, the Company was not in compliance with all required covenants. The bank waived these defaults. The Company has entered into an amended loan agreement with the Bank that revised the various financial ratios. At September 30, 2000, the Company is in compliance with the new covenants.

6. NET INCOME PER SHARE

     Basic earnings per share represents net earnings divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the six months ended June 30, 1999 and 2000, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of stock options. At June 30, 2000, there were 904,719 anti-dilutive common stock equivalents.

7. INCOME TAXES

     Income taxes are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

8. NEW ACCOUNTING PRONOUNCEMENTS

     On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications of fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the financial statements.

9. SALE OF SPECTRUM CLUBS

     In September of 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club - Thousand Oaks for approximately $12.0 million. On December 3, 1999, the Company completed the sale of the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an investment group for approximately $48.4 million. The consolidated financial statements for the quarter ended and six months ended June 30, 1999 and accompanying notes include the operating results of the Spectrum Clubs. Pro-forma consolidated operating results for the three months ended and six months ended June 30,1999 are presented below. The pro-forma statements present the unaudited results of operations as if all of the Spectrum Clubs had been sold on January 1, 1999.


                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                                 1999                 1999
                                                                 ----                 ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ...............................................      $ 15,550              $ 30,825
Operating expenses .....................................        13,628                26,777
                                                              --------              --------
   Income from operations ..............................         1,922                 4,048
Other income (expense) .................................        (1,287)                 (471)
                                                              --------              --------
   Income before income taxes and
   cumulative effect of change in accounting principle..           635                 3,577
Income tax provision ...................................           293                 1,517
                                                              --------              --------
   Income before cumulative
   effect of change in accounting principle ............           342                 2,060
Cumulative effect of change in accounting principle,
   net of tax ..........................................          --                     221
                                                              --------              --------
Net income .............................................      $    342              $  1,839
                                                              ========              ========
Net income per share:
   Basic ...............................................      $   0.02              $   0.10
                                                              ========              ========
   Diluted .............................................      $   0.02              $   0.10
                                                              ========              ========
Weighted average shares outstanding:
   Basic ...............................................        18,016                18,530
                                                              ========              ========
   Diluted .............................................        18,180                18,696
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

     As a result of the sale of the Spectrum Clubs in December 1999, the opening of The Sports Club/LA at Rockefeller Center in February 2000, and the level of pre-opening expenses incurred for The Sports Club/LA at Rockefeller Center, The Sports Club/LA at 61st & 1st in New York and The Sports Club/LA in Washington D.C., results for the three months and six months ended June 30, 2000 and June 30, 1999, are not indicative of results in future periods.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999.

     Our revenues for the three months ended June 30, 2000, were $18.3 million, compared to $22.2 million in 1999, a decrease of $3.9 million or 17.6%. Revenue decreased by $6.5 million as a result of the sale of the Spectrum Clubs in December 1999 and revenue increased by $1.3 million as a result of the opening of The Sports Club/LA at Rockefeller Center in February 2000. Revenue increased by $1.3 million at our existing Sports Clubs due to increases in membership dues, ancillary services and to the maturation of the membership base at Reebok Sports Club/NY.

     Our direct operating expenses decreased by $1.0 million to $14.2 million in the three months ended June 30, 2000, versus $15.2 million for the same period in 1999. Direct operating expenses decreased by $4.7 million as a result of the sale of the Spectrum Clubs in December 1999 and increased by $2.9 million as a result of the opening of The Sports Club/LA at Rockefeller Center in February 2000. Direct operating expenses increased by $780,000 at our existing Sports Clubs primarily due to variable expenses associated with the revenue increase at these Clubs.

     Our selling, general and administrative expenses were $2.3 million in the three months ended June 30, 2000, versus $2.4 million for the same period in 1999. Selling costs decreased by $230,000 and our general and administrative costs increased by $95,000. There was a $375,000 decrease in selling, general and administrative expenses as a result of the sale of the Spectrum Clubs in December 1999. This decrease was partially offset by a $240,000 increase in selling, general and administrative expenses associated with the opening of The Sports Club/LA at Rockefeller Center in February 2000 and to increases in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and in 2001.

     Our depreciation and amortization expenses were $1.4 million for the three months ended June 30, 2000, versus $1.6 million for the same period in 1999. A decrease of $588,000 resulted from the sale of the Spectrum Clubs in December 1999 and an increase of $375,000 resulted from the opening of The Sports Club/LA at Rockefeller Center in February 2000. An increase of $102,000 occurred at our other Sports Clubs as a result of capital additions made at these Clubs in 1999 and 2000.

     Pre-opening expenses were $1.6 million for the three months ended June 30, 2000, versus $460,000 for the same period in 1999. Pre-opening expenses by Club during the three months ended June 30, 2000 were $268,000 at The Sports Club/LA at Rockefeller Center, $771,000 at The Sports Club/LA at 61st & 1st in New York, $506,000 at The Sports Club/LA in Washington D.C. and $97,000 at other Sports Clubs in the pre-development stage.

     We incurred net interest expense of $1.3 million in the three months ended June 30, 2000, versus $2.2 million for the same period in 1999, a decrease of $915,000. Net interest expense decreased by $536,000 due to increased interest capitalization on Sports Clubs under development and by $379,000 due to the retirement of debt with the proceeds from the Senior Secured Notes issued in April 1999 and the proceeds from the sale of the Spectrum Clubs in December 1999.

     Equity interest in net income of unconsolidated subsidiary was $263,000 in the three months ended June 30, 1999. This amount was associated with our investment in the Spectrum Club-Manhattan Beach, which was sold in December 1999.

     The non-recurring charge of $17,000 in the three months ended June 30, 1999 relates to the disposition of the Spectrum Club - Fountain Valley in January 1999.

     Our estimated federal and state income tax rate is 40% for the three months ended June 30, 2000 and 1999, resulting in a net loss of $1.6 million for the three months ended June 30, 2000, and in net income of $299,000 for the same period in 1999.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999.

     Our revenues for the six months ended June 30, 2000, were $35.1 million, compared to $44.0 million in 1999, a decrease of $8.9 million or 20.2%. Revenue decreased by $13.1 million as a result of the sale of the Spectrum Clubs in December 1999 and revenue increased by $1.7 million as a result of the opening of The Sports Club/LA at Rockefeller Center in February 2000. Revenue increased by $2.5 million at our existing Sports Clubs due to increases in membership dues, ancillary services and to the maturation of the membership base at Reebok Sports Club/NY.

     Our direct operating expenses decreased by $4.2 million to $26.2 million in the six months ended June 30, 2000, versus $30.4 million for the same period in 1999. Direct operating expenses decreased by $9.7 million as a result of the sale of the Spectrum Clubs in December 1999 and increased by $3.9 million as a result of the opening of The Sports Club/LA at Rockefeller Center in February 2000. Direct operating expenses increased by $1.6 million at our existing Sports Clubs primarily due to expenses associated with the revenue increase at these Clubs.

     Our selling, general and administrative expenses were $4.5 million in the six months ended June 30, 2000, versus $4.7 million for the same period in 1999. Selling costs decreased by $347,000 and our general and administrative costs increased by $192,000. There was a $666,000 decrease in selling, general and administrative expenses as a result of the sale of the Spectrum Clubs in December 1999. This decrease was partially offset by a $511,000 increase in selling, general and administrative expenses associated with the opening of The Sports Club/LA at

Rockefeller Center in February 2000 and to increases in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and in 2001.

     Our depreciation and amortization expenses were $2.6 million for the six months ended June 30, 2000, versus $3.1 million for the same period in 1999. A decrease of $1.2 million resulted from the sale of the Spectrum Clubs in December 1999 and an increase of $474,000 resulted from the opening of The Sports Club/LA at Rockefeller Center in February 2000. An increase of $203,000 occurred at our other Sports Clubs as a result of capital additions made at these Clubs in 1999 and 2000.

     Pre-opening expenses were $4.1 million for the six months ended June 30, 2000, versus $708,000 for the same period in 1999. Pre-opening expenses by Club during the six months ended June 30, 2000 were $1.8 million at The Sports Club/LA at Rockefeller Center, $1.4 million at The Sports Club/LA at 61st & 1st in New York, $796,000 at The Sports Club/LA in Washington D.C. and $112,000 at other Sports Clubs in the pre-development phase.

     We incurred net interest expense of $2.3 million in the six months ended June 30, 2000, versus $2.4 million for the same period in 1999, a decrease of $149,000. Net interest expense increased by $3.1 million as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999. Net interest expense decreased by $1.4 million due to increased interest capitalization on Sports Clubs under development and by $908,000 due to increased interest income earned on the net proceeds from the $100.0 million of Senior Secured Notes issued in April 1999 and the net proceeds from the sale of the Spectrum Clubs in December 1999. Net interest expense also decreased by $953,000 due to the retirement of debt with a portion of the proceeds from the issuance of the Senior Secured Notes in April 1999 and a portion of the proceeds from the sale of the Spectrum Clubs in December 1999.

     Equity interest in net income of unconsolidated subsidiary was $526,000 in the six months ended June 30, 1999. This amount was associated with our investment in the Spectrum Club-Manhattan Beach, which was sold in December 1999.

     We incurred a non-recurring charge of $1.5 million in the six months ended June 30, 2000, versus $205,000 for the same period in 1999. The non-recurring charge in the six months ended June 30, 2000 is for attorney's fees, settlement and administrative costs related to a settlement (which is subject to court approval) of a class action lawsuit at The Sports Club/LA in Los Angeles (see
Part II, Item1. Legal Proceedings). The non-recurring charge in the six months ended June 30, 1999 relates to the disposition of the Spectrum Club - Fountain Valley in January 1999.

     In the six months ended June 30, 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $899,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999.

     Our estimated federal and state income tax rate is 40% for the six months ended June 30, 2000 and 1999, resulting in a net loss of $3.8 million for the six months ended June 30, 2000, and in net income of $850,000 for the same period in 1999.

Comparison of Three and Six Months Ended June 30, 2000 to Pro Forma Three and Six Months Ended June 30, 1999.

     During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (see Note 9 to consolidated condensed financial statements). Below is a discussion of the un-audited results of operations for the three and six months ended June 30, 2000, versus the un-audited pro forma results of operations for the three and six months ended June 30, 1999, assuming the sale of the Spectrum Clubs occurred on January 1, 1999. The purpose of the pro forma consolidated condensed statement of operations is to present what our operating results might have been for the three and six months ended June 30, 1999, had the sale of the Spectrum Clubs occurred on January 1, 1999. However, the pro forma consolidated condensed statement of operations for the three and six months ended June 30, 1999, does not purport to and does not represent what our actual results of operations might have been had the Spectrum Club sale been completed on January 1, 1999. Moreover, the pro forma consolidated condensed statement of operations for the three and six months ended June 30, 1999, does not purport to be a projection of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

     Our revenues for the three months and six months ended June 30, 2000, were $18.3 million and $35.1 million, respectively, compared to pro forma revenues of $15.6 million and $30.8 million for the same periods in 1999, an increase of $2.7 million and $4.3 million, respectively. Revenue for the three months and six months ended June 30, 2000 increased by $1.3 million and $1.7 million, respectively, due to the opening of The Sports Club/LA at Rockefeller Center in February 2000. The remaining increase in revenue for both the three and six months ended June 30, 2000 is due to increases in membership dues and ancillary services at the other Sports Clubs and due to the final maturation of the membership base at Reebok Sports Club/NY.

     Operating expenses for the three months and six months ended June 30, 2000, were $19.5 million and $37.4 million, respectively, compared to pro forma operating expenses of $13.6 million and $26.8 million for the same periods in 1999, an increase of $5.9 million and $10.6 million, respectively. Operating expenses for the three and six months ended June 30, 2000 increased by $3.4 million and $4.6 million, respectively, due to the opening of The Sports Club/LA at Rockefeller Center in February 2000, $1.4 million and $3.9 million, respectively, due to the recognition of pre-opening expenses at the Sports Clubs/LA under development, $780,000 and $1.6 million, respectively, due to increased direct expenses associated with our increased revenues at existing Sports Clubs, and $240,000 and $511,000, respectively, as a result of increased selling, general and administrative expenses associated with the opening of The Sports Club/LA at Rockefeller Center and to the necessary increase in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and 2001.

     Other expenses for the three months and six months ended June 30, 2000, were $1.3 million and $3.8 million, respectively, compared to pro forma three and six months ended June 30, 1999 other expense of $1.3 million and $471,000, respectively. The increase in other expense for the six month period was primarily due to increased net interest expense of $1.8 million, mainly associated with our $100.0 million Senior Secured Notes issued in April 1999, and to a non-recurring charge of $1.5 million associated with the settlement of a class action lawsuit at The Sports Club/LA in Los Angeles.

     Our net loss for the three months and six months ended June 30, 2000 was $1.6 million and $3.8 million, respectively, or $.09 and $.21, respectively, per diluted share, compared to pro forma three and six months ended June 30, 1999 net income of $342,000 and $1.8 million, respectively, or $.02 and $.10, respectively, per diluted share. In 1999, we incurred a pro forma charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $221,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and Credit Availability. On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes") with interest due semi-annually. We used $37.6 million of the proceeds to repay existing indebtedness. The balance is being used to develop new Clubs and for general corporate purposes. Pursuant to the terms of the indenture dated April 1, 1999 (the "Indenture") entered into in connection with the issuance of the Senior Secured Notes, there is currently $27.6 million segregated into a disbursement escrow account which is specifically restricted for the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which as of June 30, 2000, restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness and (iii) make investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets and (iii) enter into mergers and consolidations.

     Our bank credit facility provides us $15.0 million of financing with a maturity date of May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/2% or the bank's prime rate. At June 30, 2000, no borrowings were outstanding under the credit facility but $4.0 million was utilized in the form of a letter of credit, leaving $11.0 million available for future borrowings.

     Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $5.0 million and to incur an additional $5.9 million in equipment financing.

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

     On June 30, 2000, our balance of cash and short-term investments was $42.8 million. Of this amount, $27.6 million has been segregated into a disbursement escrow account and is specifically restricted for the development of new Clubs.

     Operating Cash Flow. For the six months ended June 30, 2000, we used $2.8 million of cash for operating activities. During the six months ended June 30, 2000, we made our semi-annual interest payment of $5.6 million and used $4.1 million of cash for the payment of pre-opening expenses at The Sports Club/LA properties.

     All our mature Sports Clubs are profitable and generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. We expect this trend to continue at the five Clubs we have opened or will open in 2000 and 2001. Our ability to generate positive cash flow from operating activities is dependent upon reaching mature membership levels at our new Clubs.

     New Club Development. In February 1998, we signed a lease with respect to the development of The Sports Club/LA at Rockefeller Center in New York City. We commenced pre-sale activities in October 1999 and opened the Club in February 2000. We delivered a $4.0 million letter of credit to the landlord to secure our performance under the lease agreement.

     In April 1998, we acquired rights to develop The Sports Club/LA at 61st and 1st Streets on the Upper East Side in New York City. We issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. We have not made these payments because we believe that we have various claims against the seller relating to the purchase of the property which offset the money owed on the note and we are currently in litigation regarding this matter. At June 30, 2000, we anticipate incurring an additional $17.6 million to complete the construction and equipping of this Club and we had that amount deposited in our disbursement escrow account. We currently expect to open this Club in September 2000.

     We have entered into lease agreements with Millennium Entertainment Partners and/or their affiliates (collectively "Millennium") with respect to the development of The Sports Club/LA in Washington D.C., San Francisco and Boston. Millennium and its affiliates own approximately 28% of our outstanding Common Stock. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $21.9 million. Equipping these Clubs will require an additional $10.5 million. The construction disbursement account has $9.0 million reserved for the Washington D.C. and Boston sites and we anticipate $3.0 million of equipment financing will be available for these Clubs. The remaining $20.4 million to complete these Clubs will be funded by cash and short-term investments currently on hand and utilization of our bank credit facility. The Sports Club/LA in Washington D.C. is scheduled to open in October 2000 and The Sports Club/LA in Boston and San Francisco are expected to open in mid 2001.

     In June 1998, we acquired undeveloped land in Texas, for approximately $3.1 million, on which we intend to develop The Sports Club/LA - Houston. We will not start construction at this location until The Sports Club/LA Clubs in New York City are open and operating to our satisfaction. Based on preliminary estimates, we would spend approximately $20.0 million to complete development of The Sports Club/LA in Houston.

     Excess Proceeds Offer. Our net proceeds from the sale of the Spectrum Clubs were approximately $38.0 million. To the extent the net proceeds are not reinvested in assets related to our business before December 3, 2000, the Indenture requires us to make an excess proceeds offer to apply the unused net proceeds to retire Senior Secured Notes, unless the remaining net proceeds are less than $10.0 million. Currently, $14.9 million of the net proceeds have not been reinvested. We will invest a portion of the remaining net proceeds in normal on-going capital expenditures at our existing Clubs. We anticipate that additional amounts needed to complete the construction of The Sports Club/LA in Washington D.C., Boston and San Francisco will reduce the excess proceeds below $10.0 million and we will not be required to make an excess proceeds offer.

     Future Capital Requirements. In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $3.2 million during the next 24 months to upgrade our management information systems.

     To fund currently anticipated operating losses and complete the development projects currently under construction, we expect to use our cash and short-term investment balances, available equipment financing and a significant portion of our bank credit facility. We anticipate that increased cash flow from recently opened Clubs and Clubs under development will in the future enable us to fund our continuing operations. However, if costs at our Clubs under development exceed our construction budgets, operating losses exceed current estimates, we are unable to renew our bank credit facility, or there are other adverse developments, we may seek to restructure or limit our current development plans and/or raise additional funds. Additional funds would also be required to undertake future acquisitions or developments. Subject to the restrictions in the Indenture, we may seek to raise funds through an offering of equity securities, asset sales or other means (as described above, the Indenture substantially restricts our ability to borrow additional funds). We may also consider entering into joint venture and partnership agreements for the purpose of developing new Clubs. There can be no assurance that we would be able to raise additional funds through an equity offering, or that restructuring or limiting our current development plans would not have a material adverse effect on us.

YEAR 2000 DISCLOSURE

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data, and thus are unable to distinguish between the year 1900 and the year 2000. This problem is frequently referred to as the "Year 2000 Problem." We initiated a Year 2000 Project to bring all of our information technology ("IT") systems and non-IT systems into Year 2000 compliance. During 1999, we contacted our material suppliers, service providers and contractors to determine the extent of our vulnerability to those third parties' failure to remedy their own Year 2000 issues. To our knowledge, these suppliers, service providers and contractors have incurred no problems with Year 2000 issues that impacted us. Utilizing internal resources, we defined, assessed and converted, or replaced, various programs, hardware and instrumentation systems to make them Year 2000 compliant. We successfully completed our Year 2000 planning, replacements and or conversions and have had no Year 2000 related problems.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; LA/Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against Sports Club, Inc. of California and LA/Irvine Sports Club, Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code Section 1812.80 et seq., claiming our membership fee structure and membership contracts for The Sports Club/LA in Los Angeles violate certain provisions of the Health Studio Services Act. Lyudmirsky further alleged violations of the Unruh Act and the Consumer Legal Remedies Act, claiming we give unlawful, preferential discounts to attractive women and advertise membership fees that are higher than fees actually charged to some members. The complaint seeks equitable relief, (including a temporary and permanent injunction), unspecified compensatory damages, punitive damages and attorneys' fees. On May 1, 2000, the parties entered into a settlement agreement that would dispose of all claims. The court has given the settlement preliminary approval and notice of the proposed settlement has been sent to all potential class members. A hearing on final approval of the settlement is scheduled during October 2000. Under the settlement agreement, we will provide a stipulated class of certain current and former Sports Club/LA members with one to two months of free membership as well as a number of guest passes. We have recorded a charge of $1,476,000 in the first quarter of 2000 to reflect the anticipated costs of defending and settling this action. Particularly in light of the costs of defending the lawsuit, the settlement is believed to be in our best interest.

     Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against us for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with our 1998 acquisition of the site for The Sports Club/LA - Upper East Side in New York City (the "Club"). We believe that we have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleges that no basis exists which excuses us from the timely payment of installments on the Note and is seeking damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, we filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has answered the cross-claim with a general denial and three generic affirmative defenses. We are in the discovery phase of the litigation and intend to vigorously pursue our defenses and cross-claims. Further, the parties have begun preliminary settlement discussions. However, we are unable at this time to estimate the likelihood that Park Place will prevail in its claims against us, or that we will prevail in our claims against Hilton.

     Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. ("Plaintiff") filed a Summons and Complaint ("Original Complaint") commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. (collectively referred to as "Owner"). Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against us and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from us in excess of $3,625,000 for tortuous interference with contract and conspiracy. Currently, all parties to this action are involved in settlement negotiations. In the event this case does not settle we are prepared to file a motion to dismiss both of Plaintiff's causes of action against us. We plan to vigorously contest all aspects of this case. We are unable at this time to estimate the likelihood that the Plaintiff will prevail in this matter.

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

                                         THE SPORTS CLUB COMPANY, INC.


Date: August 10, 2000                    by  /s/ Rex A. Licklider
                                            -------------------------------
                                            Rex A. Licklider
                                            Vice Chairman of the Board
                                            And Co-Chief Executive Officer
                                            (Principal Executive Officer)




Date: August 10, 2000                    by  /s/ Timothy M. O'Brien
                                            -------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)