Form 10-Q
period 2000-09-30
SPORTS CLUB CO INC
filed 2000-11-13
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                            COMMISSION FILE # 1-13290


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




                                                         Shares
                                                     Outstanding at
                Class                               November 13, 2000
 ------------------------------------      ------------------------------------
             Common Stock,                             17,776,215
      par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                            December 31,         September 30,
                                                                               1999                   2000
                                                                             ---------             ---------
                             ASSETS
Current assets:
 Cash and cash equivalents                                                   $  53,060             $  13,121
 Short term investments                                                         24,436                 8,037
 Accounts receivable, net of allowance for doubtful accounts
    of $342 and $364 at December 31, 1999 and September 30, 2000                 2,149                 3,337
 Inventories                                                                     1,355                 2,299
 Other current assets                                                            2,341                 1,310
                                                                             ---------             ---------
    Total current assets                                                        83,341                28,104

Property and equipment, at cost, net of accumulated depreciation and amortization of $12,873 and $16,658 at December 31, 1999
 and September 30, 2000                                                        118,959               167,783

Costs in excess of net assets acquired, less accumulated
 amortization of $1,588 and $1,925 at December 31, 1999 and
 September 30, 2000                                                             13,890                13,553
Other assets, at cost, net                                                       7,363                10,896
                                                                             ---------             ---------
                                                                             $ 223,553             $ 220,336
                                                                             =========             =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of notes payable and equipment
    financing loans                                                          $   3,520             $   3,982
 Accounts payable                                                                2,052                 1,554
 Accrued liabilities                                                             8,549                 5,954
 Deferred membership revenues                                                    9,712                11,957
                                                                             ---------             ---------
    Total current liabilities                                                   23,833                23,447

Notes payable and equipment financing loans,
 less current installments                                                     100,367               102,355
Deferred lease obligations                                                       1,066                 2,009
Minority interest                                                                  600                   600
                                                                             ---------             ---------
    Total liabilities                                                          125,866               128,411

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
   no shares issued or outstanding                                                  --                    --
 Common stock, $.01 par value, 40,000,000 shares authorized;
   20,907,289 and 20,932,289 shares issued and outstanding at
   December 31, 1999 and September 30, 2000, respectively                          209                   209
 Additional paid-in capital                                                    102,403               102,464
 Retained earnings                                                              10,966                 4,994
 Less: Treasury stock, at cost, 3,194,536 and 3,156,074 shares at
   December 31, 1999 and September 30, 2000, respectively                      (15,891)              (15,742)
                                                                             ---------             ---------
    Total shareholders' equity                                                  97,687                91,925
                                                                             ---------             ---------
                                                                             $ 223,553             $ 220,336
                                                                             =========             =========


                See accompanying notes to condensed consolidated
                              financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               Three Months Ended             Nine Months Ended
                                                                                    September 30,                September 30,
                                                                                1999           2000           1999           2000
                                                                              --------       --------       --------       --------
Revenues                                                                      $ 22,664       $ 18,596       $ 66,701       $ 53,722

Operating expenses:
  Direct                                                                        15,796         14,064         46,162         40,255
  Selling, general and administrative                                            2,259          2,615          6,917          7,118
  Depreciation and amortization                                                  1,629          1,536          4,717          4,127
  Pre-opening expenses                                                             894          2,700          1,602          6,832
                                                                              --------       --------       --------       --------
    Total operating expenses                                                    20,578         20,915         59,398         58,332
                                                                              --------       --------       --------       --------
      Income (loss) from operations                                              2,086         (2,319)         7,303         (4,610)

Other income (expense):
  Net interest expense                                                          (1,998)        (1,267)        (4,435)        (3,555)
  Minority interests                                                               (38)           (38)          (113)          (113)
  Equity interest in net income of unconsolidated subsidiary                       260             --            786             --
  Non-recurring charge                                                              --             --           (205)        (1,476)
                                                                              --------       --------       --------       --------

     Income (loss) before income taxes and cumulative
     effect of change in accounting principle                                      310         (3,624)         3,336         (9,754)

Income tax provision (benefit)                                                     157         (1,410)         1,434         (3,781)
                                                                              --------       --------       --------       --------

      Income (loss) before cumulative effect of
      change in accounting principle                                               153         (2,214)         1,902         (5,973)

Cumulative effect of change in accounting principle,
net of income tax benefit of $600                                                   --             --            899             --
                                                                              --------       --------       --------       --------
      Net income (loss)                                                       $    153       $ (2,214)      $  1,003       $ (5,973)
                                                                              ========       ========       ========       ========

Income (loss) per share before cumulative effect of change in accounting principle:
  Basic                                                                       $   0.01       $  (0.12)      $   0.10       $  (0.34)
                                                                              ========       ========       ========       ========
  Diluted                                                                     $   0.01       $  (0.12)      $   0.10       $  (0.34)
                                                                              ========       ========       ========       ========

Cumulative effect of change in accounting principle:
  Basic                                                                       $     --       $     --       $  (0.05)      $     --
                                                                              ========       ========       ========       ========
  Diluted                                                                     $     --       $     --       $  (0.05)      $     --
                                                                              ========       ========       ========       ========

Net income (loss) per share:
  Basic                                                                       $   0.01       $  (0.12)      $   0.05       $  (0.34)
                                                                              ========       ========       ========       ========
  Diluted                                                                     $   0.01       $  (0.12)      $   0.05       $  (0.34)
                                                                              ========       ========       ========       ========

Weighted average shares outstanding:
  Basic                                                                         17,702         17,776         18,251         17,758
                                                                              ========       ========       ========       ========
  Diluted                                                                       17,912         17,776         18,431         17,758
                                                                              ========       ========       ========       ========


                See accompanying notes to condensed consolidated
                              financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            September 30,
                                                                         1999           2000
                                                                       --------       --------
Cash flows from operating activities:
   Net income (loss)                                                   $  1,003       $ (5,973)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Cumulative effect of change in accounting principle                  899             --
       Depreciation and amortization                                      4,717          4,127
       Equity interest in net income of unconsolidated subsidiary          (786)            --
       Distributions from unconsolidated subsidiary                       1,094             --
       Stock issued for employee benefit plan                               154            149
       (Increase) decrease in:
         Accounts receivable, net                                           241         (1,187)
         Inventories                                                          3           (944)
         Other assets                                                      (219)         1,557
         Due from affiliates                                                (19)           128
       Increase (decrease) in:
         Accounts payable                                                 2,052           (499)
         Accrued liabilities                                                363         (7,234)
         Deferred membership revenues                                       476          2,245
         Deferred lease obligations                                         431            943
                                                                       --------       --------
            Net cash provided by (used in) operating activities          10,409         (6,688)

Cash flows from investing activities:
       Capital expenditures                                             (30,298)       (52,161)
       Acquisition of membership base                                      (902)            --
       Proceeds from sale of Spectrum Clubs                              17,613             --
       Sale of short term investments                                        --         16,399
       Stock re-purchase                                                 (8,357)            --
                                                                       --------       --------
            Net cash used in investing activities                       (21,944)       (35,762)

Cash flows from financing activities:
       Exercise of employee stock options                                    --             61
       Proceeds from Senior Secured Notes - net of costs and
         discount                                                        93,713             --
       Proceeds from notes payable and equipment financing loans         37,263          3,298
       Repayments of notes payable and equipment financing loans        (66,301)          (848)
                                                                       --------       --------
            Net cash provided by financing activities                    64,675          2,511
                                                                       --------       --------
            Net increase (decrease) in cash and cash equivalents         53,140        (39,939)
Cash and cash equivalents at beginning of period                          2,233         53,060
                                                                       --------       --------
Cash and cash equivalents at end of period                             $ 55,373       $ 13,121
                                                                       ========       ========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                          $  6,266       $ 11,511
                                                                       ========       ========
       Cash paid for income taxes                                      $  1,785       $    921
                                                                       ========       ========


                See accompanying notes to condensed consolidated
                              financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results anticipated for the fiscal year ending December 31, 2000.

2. CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2000, cash and cash equivalents were $13.1 million, of which $4.5 million has been segregated into a disbursement escrow account and is restricted and specifically designated for the development of new Clubs.

3. SHORT TERM INVESTMENTS

        The Company considers investments with original maturities of greater than three months and less than or equal to one year to be short-term investments. At September 30, 2000, short-term investments were $8.0 million, all of which have been segregated into a disbursement escrow account and are restricted and specifically designated for the development of new Clubs. The Company's short-term investments consist of high-grade commercial paper and United States government agency discount notes.

4. NOTES PAYABLE AND EQUIPMENT FINANCING LOANS

        Notes payable and equipment financing loans are summarized as follows:

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                      1999            2000
                                                    ----------      ----------
                                                      (AMOUNTS IN THOUSANDS)
Senior Secured Notes(a).........................    $  100,000      $  100,000
Equipment financing loans(b)....................         1,220           3,670
Note payable(c).................................         2,667           2,667
                                                    ----------      ----------
                                                       103,887         106,337
Less current installments.......................         3,520           3,982
                                                    ----------      ----------
                                                    $  100,367      $  102,355
                                                    ==========      ==========

----------
(a) On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, we exchanged the Senior Notes for registered Series B Senior Secured Notes (the "Senior Secured Notes").

        The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, we entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of September 30, 2000, restrict our ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness and; (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities, the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principal amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.


(b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 9% and 10%.


(c) This note was issued in connection with the acquisition of The Sports Club/LA site in Manhattan's Upper East Side. The note agreement provided for two equal principal payments in April 1999 and April 2000. The Company is currently in default on this entire note payable and is in litigation regarding its obligation under it. The Company believes that it has various claims against the seller in connection with the repair and refurbishing of the Club, which offset the money owed on the note (see Part II, Item 1. Legal Proceedings).

5. BANK CREDIT FACILITY

        At September 30, 2000, the Company had a $15.0 million bank credit facility. The facility matures on May 31, 2001 and bears interest at a variable rate of LIBOR plus 2 1/4% or the bank's prime rate. At September 30, 2000, no borrowings were outstanding under this credit facility but $4.0 million was utilized in the form of a letter of credit, leaving $11.0 million available for future borrowings. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas. The agreement also requires the Company to maintain certain Tangible Net Worth, Interest Coverage, Total Liabilities to Tangible Net Worth and Current Ratio covenants. At September 30, 2000, the Company did not meet the required Interest Coverage ratio. The bank has waived the Interest Coverage ratio for the quarter ended September 30, 2000.

6. NET INCOME PER SHARE

        Basic earnings per share represents net earnings divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding inclusive of the dilutive impact of common stock equivalents. During the nine months ended September 30, 1999 and 2000, there were no material differences between basic and diluted earnings per share. The difference between the weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share was attributable to the dilutive effect of stock options. At September 30, 2000, there were 943,136 anti-dilutive common stock equivalents.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

9. SALE OF SPECTRUM CLUBS

        In September 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club - Thousand Oaks for approximately $12.0 million. On December 3, 1999, the Company completed the sale of the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an investment group for approximately $48.4 million. The consolidated financial statements for the quarter and nine months ended September 30, 1999 and accompanying notes include the operating results of the Spectrum Clubs. Pro-forma consolidated operating results for the three months and nine months ended September 30, 1999 are presented below. The pro-forma statements present the unaudited results of operations as if all of the Spectrum Clubs had been sold on January 1, 1999.

                                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                                    1999                1999
                                                                                  --------             --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .............................................................            $ 15,457             $ 46,282
Operating expenses ...................................................              13,979               40,756
                                                                                  --------             --------
  Income from operations .............................................               1,478                5,526
Other expense ........................................................              (1,185)              (1,656)
                                                                                  --------             --------
  Income before income taxes and
  cumulative effect of change in accounting principle ................                 293                3,870
Income tax provision .................................................                 150                1,667
                                                                                  --------             --------
  Income before cumulative
  effect of change in accounting principle ...........................                 143                2,203
Cumulative effect of change in accounting principle,
  net of tax .........................................................                  --                  221
                                                                                  --------             --------
Net income ...........................................................            $    143             $  1,982
                                                                                  ========             ========

Net income per share:
  Basic ..............................................................            $   0.01             $   0.11
                                                                                  ========             ========
  Diluted ............................................................            $   0.01             $   0.11
                                                                                  ========             ========

Weighted average shares outstanding:
  Basic ..............................................................              17,702               18,251
                                                                                  ========             ========
  Diluted ............................................................              17,912               18,431
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

        In January 1999 the Spectrum Club - Fountain Valley was leased to another health and fitness operator and in April 1999 the Spectrum Club - Santa Ana was sold. The remaining Spectrum Clubs were sold in December 1999. The Sports Club/LA at Rockefeller Center and The Sports Club/LA in Manhattan's Upper East Side opened in February 2000 and September 2000, respectively. Seasonal factors have not had a significant effect on our operating results.

        As a result of the sale of the Spectrum Clubs in 1999, the opening of The Sports Club/LA at Rockefeller Center in February 2000, the opening of The Sports Club/LA in Manhattan's Upper East Side in September 2000, and the high level of pre-opening expenses incurred for The Sports Clubs/LA opened this year and currently being developed, results for the three months and nine months ended September 30, 2000 and September 30, 1999, are not indicative of results in future periods.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999.

        Our revenues for the three months ended September 30, 2000, were $18.6 million, compared to $22.7 million in 1999, a decrease of $4.1 million or 17.9%. Revenue decreased by $7.2 million as a result of the sale of the Spectrum Clubs, and revenue increased by $1.7 million as a result of the opening of The Sports Club/LA at Rockefeller Center and The Sports Club/LA in Manhattan's Upper East Side. Revenue increased by $1.4 million at our existing Sports Clubs and SportsMed due to increases in membership dues and ancillary services, and to the maturation of the membership base at Reebok Sports Club/NY.

        Our direct operating expenses decreased by $1.7 million to $14.1 million in the three months ended September 30, 2000, versus $15.8 million for the same period in 1999. Direct operating expenses decreased by $5.4 million as a result of the sale of the Spectrum Clubs and increased by $2.9 million as a result of the opening of The Sports Club/LA at Rockefeller Center and The Sports Club/LA in Manhattan's Upper East Side. Direct operating expenses increased by $800,000 at our existing Sports Clubs and SportsMed primarily due to variable expenses associated with the revenue increase at these Clubs.

        Our selling, general and administrative expenses were $2.6 million in the three months ended September 30, 2000, versus $2.3 million for the same period in 1999. Selling costs increased by $153,000 and our general and administrative costs increased by $203,000. There was a $346,000 decrease in selling, general and administrative expenses as a result of the sale of the Spectrum Clubs. This was offset by a $702,000 increase in selling, general and administrative expenses associated with the opening of The Sports Club/LA at Rockefeller Center and The Sports

Club/LA in Manhattan's Upper East Side, and increases in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and in 2001.

        Our depreciation and amortization expenses were $1.5 million for the three months ended September 30, 2000, versus $1.6 million for the same period in 1999. A decrease of $582,000 resulted from the sale of the Spectrum Clubs and an increase of $437,000 resulted from the opening of The Sports Club/LA at Rockefeller Center and the opening of The Sports Club/LA in Manhattan's Upper East Side. An increase of $53,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 1999 and 2000.

        Pre-opening expenses were $2.7 million for the three months ended September 30, 2000, versus $894,000 for the same period in 1999. Pre-opening expenses by Club during the three months ended September 30, 2000 were $1.6 million at The Sports Club/LA in Manhattan's Upper East Side, $1.0 million at The Sports Club/LA in Washington D.C., and $100,000 at other Sports Clubs in the pre-opening stage. Pre-opening expenses by Club during the three months ended September 30, 1999 were $378,000 at The Sports Club/LA in Manhattan's Upper East Side, $282,000 at The Sports Club/LA at Rockefeller Center, $216,000 at the Spectrum Club-Puente Hills, and $18,000 at other Clubs in the pre-opening stage.

        We incurred net interest expense of $1.3 million in the three months ended September 30, 2000, versus $2.0 million for the same period in 1999, a decrease of $700,000. Net interest expense decreased by $780,000 due to interest capitalized on Sports Clubs under development. Net interest expense for the quarter ended September 30, 2000 increased by $80,000 due to a decrease in interest earned on reduced invested cash balances.

        Equity interest in net income of unconsolidated subsidiary was $260,000 in the three months ended September 30, 1999. This amount reflected our investment in the Spectrum Club-Manhattan Beach, which was sold in December 1999.

        Our estimated federal and state income tax rate was 40% for the three months ended September 30, 2000 and 1999, resulting in a net loss of $2.2 million for the three months ended September 30, 2000, and in net income of $153,000 for the same period in 1999.


Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999.

        Our revenues for the nine months ended September 30, 2000, were $53.7 million, compared to $66.7 million in 1999, a decrease of $13.0 million or 19.5%. Revenue decreased by $20.4 million as a result of the sale of the Spectrum Clubs and increased by $3.4 million as a result of the opening of The Sports Club/LA at Rockefeller Center and The Sports Club/LA in Manhattan's Upper East Side. Revenue increased by $4.0 million at our existing Sports Clubs and SportsMed due to increases in membership dues and ancillary services, and to the maturation of the membership base at Reebok Sports Club/NY.

        Our direct operating expenses decreased by $5.9 million to $40.3 million in the nine months ended September 30, 2000, versus $46.2 million for the same period in 1999. Direct operating expenses decreased by $14.9 million as a result of the sale of the Spectrum Clubs and increased by $6.5 million as a result of the opening of The Sports Club/LA at Rockefeller Center and The Sports Club/LA in Manhattan's Upper East Side. Direct operating expenses increased by $2.5 million at our existing Sports Clubs and SportsMed primarily due to variable expenses associated with the revenue increase at these Clubs and our SportsMed subsidiary.

        Our selling, general and administrative expenses were $7.1 million in the nine months ended September 30, 2000, versus $6.9 million for the same period in 1999. Selling costs decreased by $194,000 and our general and administrative costs increased by $395,000. There was a $1.0 million decrease in selling, general and administrative expenses as a result of the sale of the Spectrum Clubs. This was offset by a $1.2 million increase in selling, general and administrative expenses associated with the opening of The Sports Club/LA at Rockefeller Center and in Manhattan's Upper East Side, and to increases in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and in 2001.

        Our depreciation and amortization expenses were $4.1 million for the nine months ended September 30, 2000, versus $4.7 million for the same period in 1999. A decrease of $1.7 million resulted from the sale of the Spectrum Clubs and an increase of $911,000 resulted from the opening of The Sports Club/LA at Rockefeller Center and The Sports Club/LA in Manhattan's Upper East Side. An increase of $166,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 1999 and 2000.

        Pre-opening expenses were $6.8 million for the nine months ended September 30, 2000, versus $1.6 million for the same period in 1999. Pre-opening expenses by Club during the nine months ended September 30, 2000 were $1.8 million at The Sports Club/LA at Rockefeller Center, $3.0 million at The Sports Club/LA in Manhattan's Upper East Side, $1.8 million at The Sports Club/LA in Washington D.C., and $200,000 at other Sports Clubs in the pre-opening stage. Pre-opening expenses by Club during the nine months ended September 30, 1999 were $578,000 at the Spectrum Club-Puente Hills, $513,000 at The Sports Club/LA in Manhattan's Upper East Side, $359,000 at The Sports Club/LA at Rockefeller Center, and $150,000 at other Sports Clubs in the pre-opening stage.

        We incurred net interest expense of $3.6 million in the nine months ended September 30, 2000, versus $4.4 million for the same period in 1999, a decrease of $880,000. Net interest expense increased by $3.1 million as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999. Net interest expense decreased by $1.9 million due to interest capitalized on Sports Clubs under development and by $1.1 million due to interest earned on cash balances. Net interest expense also decreased by $1.0 million due to the retirement of debt with a portion of the proceeds from the issuance of the Senior Secured Notes and the sale of the Spectrum Clubs.

        Equity interest in net income of unconsolidated subsidiary was $786,000 in the nine months ended September 30, 1999. This amount reflected our investment in the Spectrum Club-Manhattan Beach, which was sold in December 1999.

        We incurred a non-recurring charge of $1.5 million in the nine months ended September 30, 2000, versus $205,000 for the same period in 1999. The non-recurring charge in 2000 is for attorney's fees, settlement and administrative costs related to a settlement of a class action lawsuit against The Sports Club/LA in Los Angeles (see Part II, Item 1. Legal Proceedings). The non-recurring charge in 1999 relates to the disposition of the Spectrum Club - Fountain Valley.

        In the nine months ended September 30, 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $899,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999.

        Our estimated federal and state income tax rate was 40% for the nine months ended September 30, 2000 and 1999, resulting in a net loss of $6.0 million for the nine months ended September 30, 2000, and in net income of $1.0 million for the same period in 1999.


Comparison of Three and Nine Months Ended September 30, 2000 to Pro Forma Three and Nine Months Ended September 30, 1999.

        During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (see Note 9 to consolidated condensed financial statements). Below is a discussion of the unaudited results of operations for the three and nine months ended September 30, 2000, versus the unaudited pro forma results of operations for the three and nine months ended September 30, 1999, assuming the sale of the Spectrum Clubs occurred on January 1, 1999. The purpose of the pro forma consolidated condensed statement of operations is to present what our operating results might have been for the three and nine months ended September 30, 1999, had the sale of the Spectrum Clubs occurred on January 1, 1999. However, the pro forma consolidated condensed statement of operations for the three and nine months ended September 30, 1999, does not purport to and does not represent what our actual results of operations would have been had the Spectrum Club sale been completed on January 1, 1999. Moreover, the pro forma consolidated condensed statement of operations for the three and nine months ended September 30, 1999, does not purport to be a projection of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

        Our revenues for the three months and nine months ended September 30, 2000, were $18.6 million and $53.7 million, respectively, compared to pro forma revenues of $15.4 million and $46.3 million for the same periods in 1999, an increase of $3.2 million and $7.4 million, respectively. Revenue for the three months and nine months ended September 30, 2000 increased by $1.7 million and $3.4 million, respectively, due to the opening of The Sports Club/LA at Rockefeller Center in February 2000, and The Sports Club/LA in Manhattan's Upper East Side in September 2000. The remaining increase in revenue for both the three and nine months ended September 30, 2000 is due to increases in membership dues and ancillary services at the other Sports Clubs and SportsMed, and the final maturation of the membership base at Reebok Sports Club/NY.

        Operating expenses for the three months and nine months ended September 30, 2000, were $20.9 million and $58.3 million, respectively, compared to pro forma operating expenses of $14.0 million and $40.8 million for the same periods in 1999, an increase of $6.9 million and $17.5 million, respectively. Operating expenses for the three and nine months ended September 30, 2000 increased by $3.6 million and $8.0 million, respectively, due to the opening of The Sports Club/LA at Rockefeller Center in February 2000 and the opening of The Sports Club/LA in Manhattan's Upper East Side in September 2000; $2.0 million and $5.9 million, respectively, due to the recognition of pre-opening expenses at The Sports Club/LA Clubs under development at several locations; $987,000 and $3.0 million, respectively, due to increased operating expenses associated with our increased revenues at existing Sports Clubs and SportsMed; and $300,000 and $600,000, respectively, as a result of increased selling, general and administrative expenses associated with the necessary increase in our corporate infrastructure related to our planned development of additional The Sports Club/LA Clubs in 2000 and 2001.

        Other expenses for the three months and nine months ended September 30, 2000, were $1.3 million and $5.1 million, respectively, compared to pro forma other expenses of $1.2 million and $1.7 million for the three and nine months ended September 30, 1999. The increase in other expense for the nine month period was primarily due to increased net interest expense of $1.9 million, mainly associated with our $100.0 million Senior Secured Notes issued in April 1999, and to a non-recurring charge of $1.5 million associated with the settlement of a class action lawsuit against The Sports Club/LA in Los Angeles.

        In the nine months ended September 30, 1999, we incurred a pro forma charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $221,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999. Our net loss for the three months and nine months ended September 30, 2000 was $2.2 million and $6.0 million, respectively, or $.12 and $.34, respectively, per diluted share, compared to pro forma net income of $143,000 and $2.0 million, respectively, or $.01 and $.11, respectively, per diluted share for the three and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and Credit Availability. On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes") with interest due semi-annually. We used $37.6 million of the proceeds to repay existing indebtedness. The balance is being used to develop new Clubs and for general corporate purposes. Pursuant to the terms of the indenture dated April 1, 1999 (the "Indenture") entered into in connection with the issuance of the Senior Secured Notes, there is currently $12.5 million segregated into a disbursement escrow account which is specifically restricted to funding the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which as of September 30, 2000, restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets and (iii) enter into mergers and consolidations.

        Our bank credit facility provides us $15.0 million of financing with a maturity date of May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/4% or the bank's prime rate. At September 30, 2000, no borrowings were outstanding under the credit facility but $4.0 million was utilized in the form of a letter of credit, leaving $11.0 million available for future borrowings.

        Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $5.0 million and to incur an additional $6.3 million in equipment financing debt.

        On September 30, 2000, our balance of cash and short-term investments was $21.1 million. Of this amount, $12.5 million has been segregated into a disbursement escrow account and is specifically restricted to funding the development of new Clubs.

        We currently own real estate in Houston, Texas and Fountain Valley, California. The Houston property was acquired in 1998 with intentions of building The Sports Club/LA-Houston on the site. The Fountain Valley site is currently leased to another club operator. We have decided to sell these properties and expect to realize $3.8 million from the sale of the Fountain Valley property and an undetermined amount from the sale of the Houston site.

        Operating Cash Flow. For the nine months ended September 30, 2000, we used $6.7 million of cash for operating activities. During the nine months ended September 30, 2000, we made our semi-annual interest payments that aggregated $11.4 million and used $6.8 million of cash for the payment of pre-opening expenses at several The Sports Club/LA Clubs.

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

        New Club Development. In 2000 we completed construction of The Sports Club/LA at Rockerfeller Center, Manhattan's Upper East Side and Washington D.C. These three Clubs opened in February, September and October of this year. As of September 30, 2000, approximately $13.0 million of construction and equipment costs remain unpaid on these projects.

        In connection with our acquisition of the rights to develop The Sports Club/LA in Manhattan's Upper East Side, we issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. We have not made these payments because we believe that we have various claims against the seller relating to the purchase of the property, which offset the money owed on the note, and we are currently in litigation regarding this matter.

        We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively "Millennium") with respect to the development of The Sports Club/LA in San Francisco and Boston. Millennium owns approximately 28% of our outstanding Common Stock. Millennium began construction on each of these projects in 1998. Our portion of the aggregate development costs for these Clubs is currently estimated to be approximately $11.7 million. Equipping these Clubs will require an additional $6.1 million. The Sports Club/LA in Boston and San Francisco are expected to open in the third quarter of 2001.

        Excess Proceeds Offer. Our net proceeds from the sale of the Spectrum Clubs were approximately $38.0 million. To the extent the net proceeds are not reinvested in assets related to our business before December 3, 2000, the Indenture requires us to make an excess proceeds offer and apply the unused net proceeds to retire Senior Secured Notes, unless the remaining net proceeds are less than $10.0 million. At October 31, 2000, the remaining excess proceeds are below the $10.0 million threshold and therefore no excess proceeds offer is required or will be made.

        Future Capital Requirements. In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $1.7 million in the remainder of 2000 and all of 2001 to upgrade our management information systems.

        To fund currently anticipated operating losses and complete the development projects currently under construction, we expect to use our cash and short-term investment balances, available equipment financing and a portion of our bank credit facility. We anticipate that increased cash flow from recently opened Clubs and Clubs under development will in the future enable us to fund our continuing operations. However, if costs at our Clubs under development exceed our construction budgets; operating losses exceed current estimates; we are unable to renew our bank credit facility (or are able to renew it but on terms and conditions less favorable to us than presently exist), or there are other adverse developments, we may be required to restructure or limit our current development plans and/or raise additional funds. Additional funds will also be required to undertake future acquisitions or the development of new Clubs. Subject to the restrictions in the Indenture, we may seek to raise funds through an offering of equity securities, asset sales or other means (as described above, the Indenture substantially restricts our ability to borrow additional funds). We may also consider entering into joint venture or partnership agreements (subject to the restrictions of the Indenture) for the purpose of developing new Clubs. There can be no assurance that we will be able to raise additional funds through an equity offering or other transaction, or that restructuring or limiting our current development plans would not have a material adverse effect on us.


YEAR 2000 DISCLOSURE

        Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data, and thus were unable to distinguish between the year 1900 and the year 2000. This problem is frequently referred to as the "Year 2000 Problem." We initiated a Year 2000 Project to bring all of our information technology ("IT") systems and non-IT systems into Year 2000 compliance. During 1999, we contacted our material suppliers, service providers and contractors to determine the extent of our vulnerability to those third parties' failure to remedy their own Year 2000 issues. To our knowledge, these suppliers, service providers and contractors have incurred no problems with Year 2000 issues that impacted us. Utilizing internal resources, we defined, assessed and converted, or replaced, various programs, hardware and instrumentation systems to make them

Year 2000 compliant. We successfully completed our Year 2000 planning, replacements and or conversions and have had no Year 2000 related problems.

        We have developed a contingency plan to handle any unexpected Year 2000 problems that may occur in the future.

FORWARD LOOKING STATEMENTS

        From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements generally appear in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


        Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; L.A./Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against Sports Club, Inc. of California and LA/Irvine Sports Club, Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code
Section 1812.80, et seq., claiming our membership fee structure and membership contracts for The Sports Club/LA in Los Angeles violate certain provisions of the Health Studio Services Act. The parties reached a settlement agreement on May 1, 2000, and the Court gave final approval of the settlement on October 11, 2000. The charge of $1,476,000 that we recorded in the first quarter of 2000 is adequate to cover the costs of defending and settling this action.

        Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against us for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with our 1998 acquisition of the site for The Sports Club/LA - Upper East Side in New York City (the "Club"). We believe that we have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleges that no basis exists which excuses us from the timely payment of installments on the Note and is seeking damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, we filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has answered the cross-claim with a general denial and three generic affirmative defenses. We are in the discovery phase of the litigation and intend to vigorously pursue our defenses and cross-claims. The trial date for this matter has been set for April 23, 2001. The parties have begun settlement discussions. However, we are unable at this time to estimate the likelihood that Park Place will prevail in its claims against us, or that we will prevail in our claims against Hilton.

        Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. ("Plaintiff") filed a Summons and Complaint ("Original Complaint") commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. (collectively referred to as "Owner"). Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against us and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from us in excess of $3,625,000 for tortious interference with contract and conspiracy. Currently, all parties to this action are involved in settlement negotiations. In the event this case does not settle we are prepared to file a motion to dismiss both of Plaintiff's causes of action against us. We plan to vigorously contest all aspects of this case. We are unable at this time to estimate the likelihood that the Plaintiff will prevail in this matter.

        336 Spa Park Inv. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20, 2000, 336 Spa Park Inc. ("Plaintiff") filed a Summons and Complaint ("Complaint") commencing an action against us for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. The Plaintiff is seeking damages against us in an amount to be determined at trial, but not less than $100,000. We intend to contest this action vigorously. On October 18, 2000, we filed a motion to dismiss the cause of action against us. The motion is still pending before the Court. As a result, we are unable, at this time, to estimate the likelihood that the Plaintiff will prevail in this matter.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2000 Annual Meeting of Stockholders of the Company was held on August 9, 2000. The following matter was submitted to stockholders for a vote:

        1. The election of D. Michael Talla and Rex A. Licklider as Class III directors to serve for three years.

                                  Shares Voted

                 For                Against                Abstained
                 ---                -------                ---------
             16,042,752             15,560                     0

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE SPORTS CLUB COMPANY, INC.


Date: November 13, 2000                by  /s/ Rex A. Licklider
                                          --------------------------------------
                                           Rex A. Licklider
                                           Vice Chairman of the Board
                                           And Co-Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 13, 2000                by  /s/ Timothy M. O'Brien
                                          --------------------------------------
                                           Timothy M. O'Brien
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)