Form 10-K
period 2000-12-31
SPORTS CLUB CO INC
filed 2001-03-30
CIK 924373

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM ___________TO __________

                         COMMISSION FILE NUMBER: 1-13290

                          THE SPORTS CLUB COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                     95-4479735
  (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                    organization)

         11100 SANTA MONICA BLVD., SUITE 300
               LOS ANGELES, CALIFORNIA                               90025
(Address of registrant's principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code:
                   (310) 479-5200

 Securities registered pursuant to Section 12(b) of      Name of each exchange on which
                      the Act:                                     registered
                 Title of each class

             Common Stock $.01 par value                    American Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:                None


                        --------------------------------

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2001 was $15,372,402. The number of shares of the Common Stock, par value $ .01 per share,outstanding (the only class of Common Stock of the registrant outstanding) was 17,896,643 on March 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in connection with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

        We were organized in 1994 to consolidate the ownership of several sports and fitness clubs ("Clubs"). We currently operate four Clubs under "The Sports Club/LA" name in Los Angeles, Washington D.C. and at Rockefeller Center and the Upper East Side in New York City. We also operate the Sports Club/Irvine, The Sports Club/Las Vegas and Reebok Sports Club/NY. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service-oriented, state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.

        Our Clubs are conveniently located in spacious, modern facilities that typically include fitness centers, swimming pools and basketball courts. Our Clubs are designed as "urban country clubs," and range in size from 90,000 to 140,000 square feet. Initiation fees and monthly membership dues at Sports Clubs are higher than those charged by most other sports and fitness clubs, which we believe do not provide comparable services. Income from ancillary services and products, including private training, food and beverages, spa services and sports boutiques, also constitutes a significant portion of our revenues. Our subsidiary, The SportsMed Company ("SportsMed"), operates physical therapy facilities in some Clubs.

        Our strategy is to expand The Sports Club/LA brand in major metropolitan markets and to increase revenues and profitability at existing Clubs, through regular increases in monthly membership dues and expanded ancillary services and products. There are currently two The Sports Club/LA Clubs under development in San Francisco and Boston. We expect to open these Clubs in the third quarter of 2001. We will continue to investigate other sites for new Club developments and acquisitions.

        According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, 22.9 million Americans were members of more than 15,300 sports and fitness clubs in 1999. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 8.6% from $5.5 billion in 1991 to $10.6 billion in 1999. The industry has benefited from the general public's increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 52% of all memberships and are the fastest growing segment of the industry.

THE SPORTS CLUBS

        Sports Clubs are 90,000 to 140,000 square foot multi-purpose facilities, which generally include the following features:

        - large, fully equipped gyms with state-of-the-art fitness equipment, including weight training, cardio-y vascular equipment and flexibility/balance centers,

        - basketball, volleyball, racquetball, squash and paddle tennis courts and, in the case of The Sports Club/Las Vegas, indoor and outdoor tennis courts,

        - aerobics/group exercise studios featuring classes throughout the day and evening, seven days a week, including aerobics, dance, muscle conditioning, boxing, martial arts and bodymind,

        -       group cycling studios,

        -       rock climbing walls,

        -       swimming pools, sundecks, golf practice nets and running tracks,

        - destination city spa offering massage, facials and full body treatments,

        -       men's and women's locker rooms featuring wood lockers,

        -       steam rooms, saunas and jacuzzis,

        - restaurants, sports bars, private dining/conference rooms and media centers,

        -       valet parking, pro shops, hair salons and childcare services,

        -       sports medicine and physical therapy facilities,

        - personal trainers to develop and supervise members' exercise routines,

        -       registered dietitians for nutritional consultations,

        -       Fitlab assessment center,

        -       PTS Private Training System nutritional programs and products,

        - interactive children's classes, as well as supervised age-specific junior recreational rooms and junior programs such as gymnastics,

        - instruction in racquet sports, golf, swimming, boxing, martial arts and rock climbing,

        - full-time activities directors responsible for social and media events for members, including organizing trips, lectures and charity events,

        - full-time sports managers who organize sports tournaments, leagues and classes, and

        - wellness protocols such as exercise regimens designed for specific groups of members.

        We currently have seven Sports Clubs in operation. The original Sports Club/LA opened in 1987 in west Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Pacific Palisades, Westwood and Century City. The Sports Club/Irvine opened in 1990 near Newport Beach in Orange County, California. Reebok Sports Club/NY opened in 1995 in Manhattan's upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. ("Reebok") and Lincoln Metrocenter Partners, L.P. (collectively with its affiliates "Millennium"). We manage the operations of this Club and own a controlling 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership. We acquired a club in Henderson, Nevada and converted it to The Sports Club/Las Vegas in August 1997. The Sports Club/Las Vegas services the rapidly growing Las Vegas market and is situated approximately three miles east of the Las Vegas airport.

        We opened The Sports Club/LA at three new locations in 2000. The Sports Club/LA - Rockefeller Center was opened in February 2000. This Club was designed to service the executive business community in midtown Manhattan. The Sports Club/LA - Upper East Side in New York City was opened in September 2000. This site is the location of the former Vertical Club, which was closed in February 1999 for major renovation and conversion to The Sports Club/LA. Our newest Club, The Sports Club/LA - Washington D.C., opened in October 2000. This 100,000 square foot Club is located at 22nd and M Streets between Washington D.C.'s business district and Georgetown.

THE SPORTSMED COMPANY, INC.

        Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA in Los Angeles, The Sports Club/Irvine, the Spectrum Club - Agoura Hills, the Spectrum Club - Valencia and the Spectrum Club - Thousand Oaks. SportsMed also operates in a stand-alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and registered dietitians who provide services to members and others. We believe that SportsMed provides valuable services, which are complementary to the other services provided by the Clubs, and are considering expanding the SportsMed concept to other Clubs in the future.

DEVELOPMENT OF ADDITIONAL CLUBS

         Current Sports Club Developments. We are developing The Sports Club/LA in Boston and San Francisco with Millennium, with whom we developed Reebok Sports Club/NY and The Sports Club/LA - Washington D.C. Millennium is a developer of premier multi-use projects and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros; and, Millennium Entertainment Partners LP, a consortium of German insurance companies. These Clubs will be located in projects developed by Millennium in prime, metropolitan locations which, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments will include either a Ritz Carlton or Four Seasons five star hotel. These Clubs will be approximately 100,000 square feet and will offer services typically found at our other Sports Club sites. We expect to open these Clubs in the third quarter of 2001. We believe that such projects offer ideal locations for The Sports Club/LA and intend to investigate additional Sports Club developments with Millennium or other developers in other major metropolitan areas.

        Other Developments. We currently believe that our resources can be best used to develop The Sports Club/LA in additional locations, but we may consider the acquisition and conversion of an existing sports and fitness club to The Sports Club/LA if a suitable opportunity arises. We believe that, because of our established reputation and the prestige associated with The Sports Club/LA, developers view The Sports Club/LA as a valuable component to multi-use developments.

        Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs which have not yet achieved mature membership levels have operated at a loss or at only a slight profit during the first eighteen months of operation as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. We expect this trend to continue at the five Clubs we opened or will open in 2000 and 2001 as the membership levels are currently below the amount required to reach a break even operating level. We believe that our revenues from these Clubs will significantly increase as membership levels mature.

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

SALES AND MARKETING

Strategy. The Sports Clubs are marketed as "urban country clubs" offering personalized attention and multiple amenities and services. We believe that the image of The Sports Clubs as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. Our Sports Clubs emphasize personalized service and instruction and the creation of an "urban country club" atmosphere in which members can relax and socialize. Our marketing efforts at older, more seasoned Sports Clubs emphasize maintaining existing members, replacing members who leave with new members and increasing ancillary revenues such as private training, spa services and retail sales. Our focus at the newer Sports Clubs is on attracting additional members.

        Referrals, Endorsements and Advertising. Word-of-mouth referrals and endorsements by existing members are the Sports Clubs' most important source of new members. In addition, all Sports Clubs utilize targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are direct mail with use of print advertisements. Special events and special membership programs supplement the print advertisements. The Sports Clubs host corporate parties and charity benefits and often donate free or discounted memberships to charitable organizations. We also conduct periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. We believe that we will be able to continue to utilize these marketing strategies in the promotion of new Clubs.

        Targeted Members. The largest segment of the membership base for the Sports Clubs consists of health-conscious individuals. We target four other groups in order to expand membership: corporate members, medical referrals, families, and seniors. Each of these groups requires specialized exercise/fitness programs, and we have developed specific programs to attract members of these groups.

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

        Medical Referrals. We target members from the medical referral market through our SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group. We also offer a "next-step" program for SportsMed patients who complete their physical therapy programs and are looking for an option to complete their rehabilitations.

        Family Programs. We believe that the children/family market has considerable potential, as younger members grow older, marry and have children, and seek recreational activities in which the entire family can participate. To attract the family market, we have implemented "Fun-N-Fit" programs which target children between the ages of 6 months and 15 years and involve youth sports camps and clinics, fitness programs, art classes and birthday parties. The Clubs' weight-training, basketball and swimming pool facilities are made available to children and their parents during family day, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs offer a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

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

EMPLOYEE TRAINING

        We believe that a key component of our operating strategy is a well-trained and knowledgeable staff. We have comprehensive training programs to enhance the effectiveness of our personnel. All newly hired employees are required to attend an orientation seminar, which is led by members of our management and a personnel instructor. Topics include member service and member interaction skills, our history and philosophy, and safety issues. These orientation seminars are held throughout the year.

        To aid in the development and continuing education of management employees, we offer a workshop entitled "Introduction to Management," for newly hired management personnel and other employees demonstrating management skills. The workshop is intended to educate participants in the areas of people and time management; hiring, developing, training and evaluating employees; sales and marketing strategies; and safety concerns. Topics are added periodically to reflect new management techniques or operating issues. These seminars, generally consisting of five three-hour sessions, are held six times a year or as needed for new employees, and our management personnel are required to attend periodically to maintain their skills.

         We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, aerobics teachers and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel within the applicable employee group is mandatory. We place particular emphasis on sales/marketing training seminars, which are given once every two months by a personnel instructor and in which all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs. Most instructors are college-educated. Our aerobics instructors hold nationally recognized certifications and must have at least one year of teaching experience before they are permitted to teach at the Clubs. They are also required to participate in ongoing training and periodic re-evaluation.

MEMBERSHIP PROGRAMS

        Sports Club memberships require an initiation fee plus monthly membership dues. Unlike many other clubs, we do not offer financing for memberships. Members are currently required to pay their dues on a monthly basis by "Electronic Funds Transfer (EFT)", by which each member is automatically debited each month for dues either through a checking account or credit card. At established Sports Clubs, the average life of a membership is four to five years.

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

        Health Membership. Health membership is the basic membership offering unlimited use of the facility excluding those privileges associated with a racquet membership; courts are available to holders of health memberships for an additional fee. We also offer a bi-coastal membership that entitles a member to use all Sports Clubs throughout the country.

       Racquet Membership. Racquet memberships are currently offered at The Sports Club/Irvine, The Sports Club/Las Vegas and The Sports Club/LA - Washington D.C. In addition to use of the Club's facilities, this membership includes the unlimited use of racquetball, squash, paddle tennis and tennis courts, depending upon the individual Club's facilities.

COMPETITION

        Although the sports and fitness industry is still fragmented, the industry has experienced significant consolidation in recent years and certain of our competitors are significantly larger and have greater financial and operating resources than we do. In addition, a number of individual and regional operators compete with us in our existing and targeted markets. Many of these sports and fitness clubs attract the same types of members we target. We also compete with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight- reducing salons, as well as products and services that can be used in the home. As the general public becomes increasingly aware of the benefits of regular exercise, we expect that additional sports and fitness businesses will emerge. We believe that there will continue to exist a market for our Clubs and that our operating experience, our highly visible image, the professionalism of our staff and our state-of-the-art equipment and exercise facilities afford us an advantage over our competitors. However, we may be unable to maintain our membership fees or membership levels in areas where another sports and fitness club offers competitive facilities and services at a lower cost to members.

TRADEMARKS AND TRADENAMES

        The "Sports Club" name is generally not protectable under federal or state trademark laws. We have registered our "flying lady" logo as a stand-alone design and in combination with "The Sports Club/LA" and "The Sports Club/Irvine" names under federal trademark laws. Internationally, we have registered "The Sports Club/LA" name and logo in Japan, Australia and throughout Europe under a joint "European Community" trademark.

        We have also obtained federal protection for our food and nutritional products which are marketed under the tradenames of Private Trainer System and PTS.

        Additionally, we are awaiting final trademark approval for our SportsMed subsidiary name and several of our fitness programs, including For Kids Only, BodyArt, REV, and others.

GOVERNMENT REGULATION

        Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

        Statutes and regulations affecting the fitness industry have been enacted or proposed in California, New York and Nevada, the states in which we currently operate Clubs. Many other states into which we may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, limit the amount of prepaid revenues we can collect, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements, and subject to the matters described in "Item 3 - Legal Proceedings," believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

Under so-called state "cooling-off" statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any down payment. In addition, our membership contracts provide that a member may cancel his or her membership at any time upon death, disability or relocation beyond a certain distance from our nearest Club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only.

Furthermore, where permitted by law, a cancellation fee is due to us upon cancellation and we may offset such amount against any refunds owed.

EMPLOYEES

        At February 28, 2001, we had 2,022 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At February 28, 2001 we employed 898 full-time employees, 818 of whom were sales personnel or supervisory personnel involved in Club operations, and 80 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        We own the real estate at The Sports Club/Irvine, The Sports Club/LA in Los Angeles (subject to a minority interest held by our Co-Chief Executive Officer D. Michael Talla) and The Sports Club/Las Vegas. We own land in Houston, Texas on which we had planned to develop a Sports Club. The Houston property is currently listed for sale and in the year 2000 we recorded a non-recurring charge of $749,000 to adjust the carrying value of the property to its estimated current fair value. All other premises on which the Clubs are located are leased.

        The following table provides certain information concerning our Clubs:


                                                     APPROXIMATE    OPEN DATE    OWN OR LEASE
                CLUB                                 SQUARE FEET       (1)       EXPIRATION DATE       RENEWAL OPTION
                ----                                 -----------       ---       ---------------       --------------
The Sports Club/LA-Los Angeles(2) ............         100,000        1994 A             Own                        N/A
The Sports Club/Irvine .......................         130,000        1994 A             Own                        N/A
Reebok Sports Club/NY(3) .....................         140,000        1995 O         4/17/15              Three 14-year
                                                                                                                options
The Sports Club/Las Vegas ....................         136,000        1997 A             Own                        N/A
The Sports Club/LA - Rockefeller Center ......          90,000        2000 O         1/31/13         Two 5-year options
The Sports Club/LA - Upper East Side .........         140,000        2000 O        12/31/20         Two 5-year options
The Sports Club/LA - Washington D.C.(4) ......         100,000        2000 O        10/31/20              Three 14-year
                                                                                                                options
The Sports Club/LA - Boston(4) ...............         100,000        2001 E            2021(6)           Three 14-year
                                                                                                                options
The Sports Club/LA - San Francisco(5) ........          90,000        2001 E            2021(6)           Three 14-year
                                                                                                                options

-------------

(1)     Date of acquisition ("A"), opening ("O") or anticipated opening date
        ("E").

(2) D. Michael Talla, our Chairman and Co-CEO, has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA in Los Angeles.

(3) We have entered into a lease agreement with Millennium Entertainment Partners and/or its affiliates (collectively "Millennium") with respect to this property. We are entitled to certain priority distributions from the partnership that owns this Club. After payment of such priority distributions, we are entitled to 60% of all additional profits.

(4) We have entered into a lease agreement with Millennium for this Club. The lease provides that Millennium is to receive 25% of cash flows as additional rent after we earn certain priority distributions.

(5) We have entered into a lease agreement with Millennium for this Club. The lease provides that Millennium is to receive 60% of cash flows as additional rent after we earn certain priority distributions.

(6) The initial term for each lease expires 20 years after the rent commencement date, as defined in the lease.

        We remain obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners.

        All of the Clubs maintain comprehensive casualty, liability and business interruption insurance and Clubs located in California maintain a blanket $40 million earthquake insurance policy. We believe that our insurance coverage is in accordance with or above industry standards. There are, however, certain types of losses which may be either uninsurable or not economically insurable, and insurance proceeds may not adequately compensate for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and our anticipated profits from the affected Clubs. Any such event could have a material adverse effect on our operations.

ITEM 3. LEGAL PROCEEDINGS

        Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; L.A./Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against us alleging, among other things, violations of California Civil Code Section 1812.80, et seq., claiming our membership fee structure and membership contracts for The Sports Club/LA in Los Angeles violate certain provisions of the Health Studio Services Act. The parties reached a settlement agreement on May 1, 2000, and the Court gave final approval of the settlement on October 11, 2000. The charge of $1,476,000 that was recorded in the first quarter of 2000 is adequate to cover the costs of defending and settling this action.

        Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against us for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,667 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with our 1998 acquisition of the site for The Sports Club/LA - Upper East Side in New York City (the "Club"). We believe that we have various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleges that no basis exists which excuses us from the timely payment of installments on the Note and is seeking damages in the amount of $2,666,667 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, we filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has answered the cross-claim with a general denial and three generic affirmative defenses. We are in the discovery phase of the litigation and intend to vigorously pursue our defenses and cross-claims. The trial date for this matter has been set for April 23, 2001. The parties have begun settlement discussions. However, we are unable at this time to estimate the likelihood that Park Place will prevail in its claims against us, or that we will prevail in our claims against them.

        Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. ("Plaintiff") filed a Summons and Complaint ("Original Complaint") commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. (collectively referred to as "Owner"). Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against us and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from us in excess of $3,625,000 for tortious interference with contract and conspiracy. We plan to vigorously contest all aspects of this case. On November 21, 2000, we filed a motion to dismiss Plaintiff's two causes of action against us. The motion is still pending before the Court. As a result, we are unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

        336 Spa Park Inc. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20, 2000, 336 Spa Park Inc. ("Plaintiff") filed a Summons and Complaint ("Complaint") commencing an action against us for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. On January 2, 2001, Plaintiff filed and served its Second Amended Complaint. The Plaintiff is seeking damages against us in an amount to be determined at trial, but not less than $100,000. We intend to contest this action vigorously. On February 9, 2001, we filed a motion to dismiss the cause of action against us. The motion is still pending before the Court. As a result, we are unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

        Other. We are involved in various claims and lawsuits incidental to our business, including claims arising from accidents. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers and their ages as of March 1, 2001 are as follows:

NAME                                AGE  POSITION
----                                ---  --------
D. Michael Talla................    54   Chairman of the Board and Co-Chief Executive
                                         Officer
Rex A. Licklider................    57   Vice Chairman of the Board and Co-Chief Executive
                                         Officer
Nanette Pattee Francini.........    52   Executive Vice President and Director
Timothy M. O'Brien..............    49   Chief Financial Officer and Assistant Secretary
Philip J. Swain.................    43   Sr. Vice President of Operations
Mark S. Spino...................    46   Sr. Vice President of Development

        The following information summarizes the business experience during at least the past five years of each of our executive officers.

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

        Rex A. Licklider has served as Vice Chairman of the Board since 1994 and was appointed Co-Chief Executive Officer in February 2000. Previously, Mr. Licklider has been a consultant to us for strategic and financial planning. He founded Com Systems, Inc., a publicly-traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Mr. Licklider is a founder and director of Pentium Investments, Inc. and a director of The Learning Network, Inc. and Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children's Bureau of Southern California, Los Angeles Youth Programs, Inc., The Achievable Foundation and Marymount High School in Los Angeles, California. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

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

CALENDAR QUARTER                                                 PRICE RANGE OF COMMON STOCK
----------------                                                 ---------------------------
                                                                  HIGH                 LOW
                                                                 ------               ------
Year Ended December 31, 1999:
    First Quarter ..........................................     $5.250               $3.750
    Second Quarter .........................................      5.125                3.812
    Third Quarter ..........................................      6.000                3.937
    Fourth Quarter .........................................      5.000                3.125

Year Ended December 31, 2000:
    First Quarter ..........................................      4.500                3.375
    Second Quarter .........................................      3.750                2.750
    Third Quarter ..........................................      4.000                3.125
    Fourth Quarter .........................................      4.500                2.813

Year Ended December 31, 2001:
    First Quarter (through February 28, 2001) ..............      3.188                2.550

        As of February 28, 2001 we had 61 stockholders of record and approximately 600 beneficial owners. The closing price of our Common Stock as reported by the AMEX on February 28, 2001, was $2.85.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents our summary financial and operating data for the fiscal years ended December 31, 1996 through 2000 and have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

                                                                                      FISCAL YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                 1996           1997           1998           1999           2000
                                                               --------       --------       --------       --------       --------
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenues .................................................   $ 36,918       $ 61,154       $ 81,923       $ 87,325       $ 76,869
  Operating expenses:
    Direct .................................................     22,989         43,517         56,746         60,528         59,116
    Selling, general and administrative ....................      6,052          6,607          8,556          9,234         10,213
    Depreciation and amortization ..........................      2,490          3,919          5,282          6,147          7,408
  Pre-opening expenses .....................................         --             --             --          3,090          9,589
                                                               --------       --------       --------       --------       --------
         Total operating expenses ..........................     31,531         54,043         70,584         78,999         86,326
                                                               --------       --------       --------       --------       --------
         Income (loss) from operations .....................      5,387          7,111         11,339          8,326         (9,457)
  Other income (expense):
    Interest ...............................................     (2,682)        (3,206)        (1,629)        (5,991)        (6,478)
    Minority interests .....................................       (150)           (22)          (150)          (150)          (150)
    Equity interest in net income of
     unconsolidated subsidiary .............................        631            696            880            931             --
    Non-recurring items ....................................       (300)        (2,025)          (314)           553         (3,242)
                                                               --------       --------       --------       --------       --------
         Total other income (expense) ......................     (2,501)        (4,557)        (1,213)        (4,657)        (9,870)
                                                               --------       --------       --------       --------       --------
         Income (loss) before income taxes,
          extraordinary charge and cumulative effect of
          change in accounting principle ...................      2,886          2,554         10,126          3,669        (19,327)
  Provision (benefit) for income taxes .....................      1,183          1,014          3,971          1,460         (6,940)
                                                               --------       --------       --------       --------       --------
         Income(loss) before extraordinary
          charge and cumulative effect of change
          in accounting principle ..........................      1,703          1,540          6,155          2,209        (12,387)

  Extraordinary charge from early
    extinguishment of debt, net of income
    tax benefit of $1,331 ..................................         --             --          2,173             --             --
  Cumulative effect of change in accounting
    principle, net of income tax benefit of $600 ...........         --             --             --            899             --
                                                               --------       --------       --------       --------       --------
         Net income (loss) .................................   $  1,703       $  1,540       $  3,982       $  1,310       $(12,387)
                                                               ========       ========       ========       ========       ========

  Net income (loss) per share:
    Basic ..................................................   $   0.15       $   0.12       $   0.21       $   0.07       $  (0.70)
                                                               ========       ========       ========       ========       ========
    Diluted ................................................   $   0.15       $   0.12       $   0.21       $   0.07       $  (0.70)
                                                               ========       ========       ========       ========       ========

  Weighted average number of common shares outstanding:
    Basic ..................................................     11,355         12,524         18,603         18,114         17,773
                                                               ========       ========       ========       ========       ========
    Diluted ................................................     11,360         12,683         18,829         18,290         17,773
                                                               ========       ========       ========       ========       ========

                                                                      AT DECEMBER 31,
                                              -----------------------------------------------------------
                                               1996         1997         1998         1999         2000
                                              -------      -------      -------      -------      -------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents ............      $ 4,146     $  1,581     $  2,233     $ 36,107     $ 11,059
  Current assets .......................        7,341        4,926        7,043       41,952       20,819
  Restricted cash ......................           --           --           --       41,389        6,996
  Property and equipment, net ..........       72,736      106,791      135,269      118,959      169,927
  Total assets .........................       95,697      131,561      163,757      223,553      222,000
  Deferred membership revenue ..........        7,481        9,936        9,953        9,712       12,019
  Current liabilities ..................       14,159       26,844       26,199       23,833       27,736
  Long-term debt including current
   installments ........................       38,497       50,798       37,441      103,887      110,331
  Stockholders' equity .................       41,202       58,477      104,539       97,687       85,791

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere herein. The Spectrum Club - Manhattan Beach was accounted for under the equity method of accounting until December 1999, when we sold all of our Spectrum Clubs.

        In November 1998 we closed the Spectrum Club - Santa Monica. In January 1999 the Spectrum Club -- Fountain Valley was leased to another health and fitness operator and in April 1999 the Spectrum Club -- Santa Ana was sold. The remaining Spectrum Clubs were sold in December 1999. The Sports Club/LA at Rockefeller Center, The Sports Club/LA on the Upper East Side in New York and The Sports Club/LA in Washington D.C., opened in February 2000, September 2000 and October 2000 respectively. Seasonal factors have not had a significant effect on our operating results.

        As a result of the sale of the Spectrum Clubs in 1999, the opening of The Sports Club/LA at three new locations in 2000 and the high level of pre-opening expenses incurred for The Sports Clubs/LA opened this year and currently being developed, results for the year ended December 31, 2000 and December 31, 1999, are not necessarily indicative of results we expect in future periods.


RESULTS OF OPERATIONS

        Fiscal 2000. Our revenues for the year ended December 31, 2000, were $76.9 million, compared to $87.3 million in 1999, a decrease of $10.4 million or 12.0%. Revenue decreased by $25.2 million as a result of the sale of the Spectrum Clubs and increased by $9.4 million as a result of the opening of The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side and The Sports Club/LA - Washington D.C. Revenue increased by $5.4 million at our existing Sports Clubs and SportsMed due to increases in membership dues and ancillary services, and to the increase of the membership base at Reebok Sports Club/NY.

        Our direct operating expenses decreased by $1.4 million to $59.1 million in the year ended December 31, 2000, versus $60.5 million for the year ended December 31, 1999. Direct operating expenses decreased by $18.8 million as a result of the sale of the Spectrum Clubs and increased by $13.9 million as a result of the opening of The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side and The Sports Club/LA - Washington D.C. Direct operating expenses increased by $3.5 million at our existing Sports Clubs and SportsMed primarily due to variable expenses associated with the revenue increase at these Clubs and our SportsMed subsidiary. Direct operating expenses as a percent of revenue for the year ended December 31, 2000 increased to 76.9% from 69.3% for the year ended December 31, 1999. The increase in the direct operating expense percentage was due to significant fixed costs at our new Clubs and the lower membership levels at opening. As revenue ramps up at the three new Sports Clubs/LA opened in 2000, the direct operating expense percentage at these Clubs should decrease. Direct operating expenses as a percent of revenue on a same store basis for the year ended December 31, 2000 was 67.4%, compared to 67.6% for the year ended December 31, 1999.

        Our selling, general and administrative expenses were $10.2 million in the year ended December 31, 2000, compared to $9.2 million for the year ended December 31, 1999, an increase of $1.0 million or 10.6%. Selling costs increased by $307,000 and our general and administrative costs increased by $672,000. There was a $1.2 million decrease in selling expenses as a result of the sale of the Spectrum Clubs and a $1.1 million increase in selling expenses associated with the opening of The Sports Club/LA - Rockefeller Center, The Sports Club/LA
- Upper East Side and The Sports Club/LA - Washington D.C. Selling expenses increased by $400,000 at our existing Sports Clubs and SportsMed due to increased marketing efforts. The $672,000 increase in general and administrative expenses is associated with the opening of The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side, The Sports Club/LA - Washington D.C. and to increases in our corporate infrastructure related to our planned expansion of The Sports Clubs/LA in 2000 and in 2001. Selling, general and administrative costs increased as a percentage of revenue to 13.3% in 2000 from 10.6% in 1999. We believe these costs should decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

        Our depreciation and amortization expenses were $7.4 million for the year ended December 31, 2000, versus $6.1 million for the year ended December 31, 1999. A decrease of $2.0 million resulted from the sale of the Spectrum Clubs and an increase of $3.0 million resulted from the opening of The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side and The Sports Club/LA - Washington D.C. An increase of $242,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these facilities in 1999 and 2000.

        Pre-opening expenses were $9.6 million for the year ended December 31, 2000, versus $3.1 million for the year ended December 31, 1999. Pre-opening expenses by Club during the year ended December 31, 2000 were $1.8 million at The Sports Club/LA - Rockefeller Center, $3.6 million at The Sports Club/LA - Upper East Side, $3.2 million at The Sports Club/LA - Washington D.C., $725,000 at The Sports Club/LA - Boston, $155,000 at The Sports Club/LA - San Francisco and $125,000 at other possible Sports Clubs in the pre-development stage. Pre-opening expenses by Club during the year ended December 31, 1999 were, $1.3 million at The Sports Club/LA - Upper East Side, $1.1 million at The Sports Club/LA - Rockefeller Center and $724,000 at Spectrum Clubs in the pre-opening stage.

        We incurred net interest expense of $6.5 million in the year ended December 31, 2000, versus $6.0 million in the year ended December 31, 1999, an increase of $487,000. Net interest expense increased by $3.1 million as a result of the issuance of $100.0 million of Senior Secured Notes on April 1, 1999. Net interest expense decreased by $1.1 million due to interest capitalized on Sports Clubs under development and by $672,000 due to interest earned on cash balances. Net interest expense also decreased by $818,000 due to the retirement of debt with a portion of the proceeds from the issuance of the Senior Secured Notes and the sale of the Spectrum Clubs.

        Equity interest in net income of an unconsolidated subsidiary was $931,000 in the year ended December 31, 1999. This amount reflected our investment in the Spectrum Club-Manhattan Beach, which was sold in December 1999.

        We incurred non-recurring charges of $3.2 million in the year ended December 31, 2000, versus a non-recurring gain of $553,000 for the year ended December 31, 1999. The non-recurring charges in 2000 consisted of a $1.5 million charge for attorney's fees and settlement costs related to a class action lawsuit against The Sports Club/LA in Los Angeles (See Note 7, "Commitments and Contingencies", to consolidated financial statements), a $1.0 million charge to reflect the loss on the sale of the former Spectrum Club - Fountain Valley real estate and a $749,000 charge to adjust the carrying value of our real estate located in Houston, Texas that is currently for sale. The non-recurring gain in 1999 relates to the disposition of the Spectrum Clubs.

        In the year ended December 31, 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $899,000. This charge is associated with the write-off of pre-opening expenses incurred and capitalized prior to January 1, 1999.

        Our effective federal and state income tax rate was 35.9% for the year ended December 31, 2000 and 39.8% for the year ended December 31, 1999, resulting in a net loss of $12.4 million for the year ended December 31, 2000, and in net income of $1.3 million for the year ended December 31, 1999. Basic and diluted net income/(loss) per share was ($0.70) in 2000 and $.07 in 1999.

Pro forma fiscal 2000. During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (See Note 3 to Consolidated Financial Statements). Below is a discussion of the results of operations for the year ended December 31, 2000, versus the unaudited pro forma results of operations for the year ended December 31, 1999, assuming the sale of the Spectrum Clubs occurred on January 1, 1999. The purpose of the pro forma condensed consolidated statement of operations is to present what our operating results might have been for the year ended December 31, 1999, had the sale of the Spectrum Clubs occurred on January 1, 1999. However, the pro forma condensed consolidated statement of operations for the year ended December 31, 1999, does not purport to and does not represent what our actual results of operations would have been had the Spectrum Club sale been completed on January 1, 1999. Moreover, the pro forma consolidated condensed statement of operations for the year ended December 31, 1999, does not purport to be a projection of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

        Our revenues for the year ended December 31, 2000, were $76.9 million compared to pro forma revenues of $62.2 million for the year ended December 31, 1999, an increase of $14.7 million. Revenue for the year ended December 31, 2000 increased by $9.4 million due to the opening of The Sports Club/LA - Rockefeller Center in February 2000, The Sports Club/LA - Upper East Side in September 2000 and The Sports Club/LA - Washington D.C. in October 2000. The remaining increase in revenue for the year ended December 31, 2000 is due to increases in membership dues and ancillary services at the other Sports Clubs and SportsMed, and the maturation of the membership base at Reebok Sports Club/NY.

        Operating expenses for the year ended December 31, 2000, were $86.3 million compared to pro forma operating expenses of $56.0 million for the year ended December 31, 1999, an increase of $30.3 million. Operating expenses for the year ended December 31, 2000 increased by $18.0 million due to the opening of The Sports Club/LA - Rockefeller Center in February 2000, the opening of The Sports Club/LA - Upper East Side in September 2000 and the opening of The Sports Club/LA - Washington D.C. in October 2000; $7.2 million due to the recognition of pre-opening expenses at The Sports Club/LA Clubs under development at several locations; $4.4 million due to increased operating expenses associated with our increased revenues at existing Sports Clubs and SportsMed; and $700,000 as a result of increased selling, general and administrative expenses associated with the necessary increase in our corporate infrastructure related to our planned development of additional The Sports Club/LA Clubs in 2000 and 2001.

        Other expenses for the year ended December 31, 2000 were $9.9 million compared to pro forma other expenses of $2.3 million for the year ended December 31, 1999. The increase in other expenses of $7.6 million was due to increased net interest expense of $4.3 million, mainly associated with our $100.0 million Senior Secured Notes issued in April 1999, and to non-recurring charges of $3.3 million. The non-recurring charges in 2000 consisted of a $1.5 million charge for attorney's fees and settlement costs related to a class action lawsuit against The Sports Club/LA - Los Angeles (See Note 7, "Commitments and Contingencies", to Consolidated Financial Statements), a $1.0 million charge to reflect the loss on the sale of the former Spectrum Club - Fountain Valley real estate and a $749,000 charge to adjust the carrying value of our real estate located in Houston, Texas that is currently for sale.

        In the year ended December 31, 1999, we incurred a pro forma charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $221,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999. Our net loss for the year ended December 31, 2000 was $12.4 million, or $.70 per diluted share, compared to pro forma net income of $2.0 million, or $.11 per diluted share for the year ended December 31, 1999.

        Fiscal 1999. Our revenues for the year ended December 31, 1999, were $87.3 million, compared to $81.9 million for 1998, an increase of $5.4 million or 6.6%. Revenue increased at the Spectrum Clubs by $1.4 million. Revenue increased by $4.0 million at The Sports Clubs and SportsMed. The revenue increase at The Sports Clubs was primarily due to increases in membership dues and ancilliary services fees and the maturation of the membership base at Reebok Sports Club/NY.

        Our direct operating expenses increased to $60.5 million for the year ended December 31, 1999, compared to $56.7 million for 1998. Direct expenses increased primarily due to the opening of two new Spectrum Clubs in 1999 and to direct expenses related to increased revenues at The Sports Clubs. Direct operating expenses as a percentage of revenues were 69.3% in both 1999 and 1998

        Selling, general and administrative expenses were $9.2 million for the year ended December 31, 1999, compared to $8.6 million for 1998, an increase of $600,000 or 7.9%. Selling costs increased approximately $70,000. General and administrative costs increased by approximately $600,000. General and administrative costs increased primarily due to legal expenses associated with litigation (See "Item 3 - Legal Proceedings") and the increase in our corporate infrastructure related to our planned expansion. Selling, general and administrative costs slightly increased as a percentage of revenue to 10.6% in 1999 from 10.4% in 1998.

        Depreciation and amortization expenses were $6.1 million for the year ended December 31, 1999, compared to $5.3 million for 1998. Depreciation expense increased primarily due to the opening of two new Spectrum Clubs in 1999 and to additional depreciation related to improvements made at other Clubs in 1998 and 1999.

        Pre-opening expenses incurred in 1999 were $3.1 million. We adopted Statement of Position 98-5, "Accounting for Start-Up Costs" ("SOP 98-5") effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new fitness clubs, except for real estate acquisition related costs, be expensed as incurred. This is a change from our previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Club's opening. In 1999, we incurred start up costs at two Spectrum Clubs and two Sports Clubs.

        Interest expense was $6.0 million for the year ended December 31, 1999, compared to $1.6 million for 1998. Interest expense increased primarily due to the interest expense associated with our $100.0 million Senior Secured Notes issued in April 1999.

        Equity interest in net income of an unconsolidated subsidiary was $931,000 for the year ended December 31, 1999, compared to $880,000 for 1998, an increase of $51,000 or 5.8%. These amounts are associated with improved profits at the Spectrum Club - Manhattan Beach, which we sold in December 1999.

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

        Our net income before income taxes, non-recurring items, extraordinary charge and cumulative effect of change in accounting principle was $3.1 million for the year ended December 31, 1999, compared to $10.4 million for 1998. In 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $899,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999. In 1998, we incurred a loss from early extinguishment of debt, net of applicable taxes, of $2.2 million, which was recorded as an extraordinary charge.

        Our estimated income tax rate was 39.8% and 39.2% for the year ended December 31, 1999 and 1998 respectively, resulting in net income of $1.3 million for 1999 and $4.0 million for 1998. Basic and diluted net income per share was $.07 in 1999 and $.21 in 1998.

        Pro forma fiscal 1999. During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (See Note 3 to Consolidated Financial Statements). Below is a discussion of the unaudited pro forma results of operations for the fiscal years ended December 31, 1999 and 1998 assuming the sale of the Spectrum Clubs occurred on January 1, 1998. The purpose of the pro forma condensed consolidated statements of operations are to present what our operating results might have been for the years ended December 31, 1998 and 1999, had the sale of the Spectrum Clubs occurred on January 1, 1998. However, the pro forma condensed consolidated statements of operations do not purport to and do not represent what our actual results of operations would have been had the Spectrum Club sale been completed on January 1, 1998. Moreover, the pro forma condensed consolidated statements of operations do not purport to be projections of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

        Our revenues for the year ended December 31, 1999, were $62.2 million, compared to $57.9 million for 1998, an increase of $4.3 million or 7.4%. Revenue increased primarily due to increases in membership dues and ancilliary services fees and the final maturation of the membership base at the Reebok Sports Club/NY.

        Operating expenses for the year ended December 31, 1999, were $56.0 million, compared to $49.0 million for 1998, an increase of $7.0 million or 14.1%. Operating expenses increased primarily due to additional direct expenses associated with the increased revenues, increased general and administrative expenses and the recognition of pre-opening costs. General and administrative expenses increased primarily due to legal expenses associated with litigation and the increase in corporate infrastructure related to our planned expansion. Pre-opening expenses incurred in 1999 were $2.4 million. Effective January 1, 1999, we adopted SOP 98-5 which provides that all costs related to the development of new fitness clubs, except for real estate related costs, be expensed as incurred. This is a change from our previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Clubs opening.

        Other expenses for the year ended December 31, 1999, were $2.3 million, compared to other income of $2.3 million for 1998. The change in other income and expense is primarily due to increased interest expense associated with our $100.0 million Senior Secured Notes issued in April 1999.

        Our pro forma net income for the year ended December 31, 1999 was $2.0 million, or $0.11 per basic and diluted share, compared to net income of $4.6 million in 1998, or $0.25 per basic and diluted share. In 1999, we incurred a charge from a cumulative effect of change in accounting principle, net of applicable taxes, of $221,000. This charge is associated with the write off of pre-opening expenses incurred and capitalized prior to January 1, 1999. In 1998, we incurred a loss from early extinguishment of debt, net of applicable taxes of $2.2 million, which was recorded as an extraordinary charge.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and Credit Availability. On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes"), with interest due semi-annually. We used $37.6 million of the proceeds to repay existing indebtedness. The balance is being used to develop new Clubs and for general corporate purposes. Pursuant to the terms of the indenture dated April 1, 1999 (the "Indenture") entered into in connection with the issuance of the Senior Secured Notes, there is currently $7.0 million segregated into a disbursement escrow account which is specifically restricted to funding the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which as of December 31, 2000, restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets; and (iii) enter into mergers and consolidations.

         Our bank credit facility provides us $15.0 million of financing with a maturity date of May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2-1/4% or the bank's prime rate. At December 31, 2000, no borrowings were outstanding under the credit facility but $6.2 million was utilized in the form of letters of credit, leaving $8.8 million available for future borrowings. Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $5.0 million and to incur an additional $2.3 million in equipment financing obligations. At December 31, 2000 we did not meet certain financial covenants required by the credit agreement. The Bank has waived these defaults. We are currently reviewing the loan covenants in connection with the annual renewal of the credit facility.

        On December 31, 2000, our balance of cash, including Restricted Cash, was $18.0 million. Of this amount, $7.0 million has been segregated into a disbursement escrow account and is specifically restricted to funding the development of new Clubs.

        We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with intentions of building The Sports Club/LA-Houston on the site. We have decided to sell the Houston property. The carrying value of this property is $2.8 million as of December 31, 2000.

        Operating Cash Flow. During the year ended December 31, 2000, we used $7.5 million of cash for operating activities. This included the payment of our semi-annual interest under the Senior Secured Notes that aggregated $11.4 million and $9.6 million for the payment of pre-opening expenses at several The Sports Club/LA locations.

        All our mature Sports Clubs are profitable and generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. We expect this trend to continue at the five Clubs we have opened or will open in 2000 and 2001. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at our new Clubs.

        New Club Development. In 2000 we completed construction of The Sports Club/LA at three new sites, which opened in February, September and October of 2000. As of December 31, 2000, approximately $5.0 million of construction and equipment costs remain unpaid on these developments.

        In connection with our acquisition of the rights to develop The Sports Club/LA in Manhattan's Upper East Side, we issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. We have not made these payments because we believe that we have various claims against the seller relating to the purchase of the property, which offset the money owed on the note, and we are currently in litigation regarding this matter (See Note 7, "Commitments and Contingencies", to Consolidated Financial Statements).

        We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively "Millennium") with respect to the development of The Sports Club/LA in San Francisco and Boston. In March 2001, we amended those leases to provide for additional landlord contributions of $11.5 million towards the construction of these facilities, and a $5.0 million general landlord contribution. Millennium owns approximately 29.6% of our outstanding Common Stock. Millennium began construction on each of these projects in 1998. Our portion of the remaining aggregate development costs for these Clubs is currently estimated to be approximately $5.4 million. Equipping these Clubs will require an additional $6.5 million. The Sports Club/LA in Boston and San Francisco are expected to open in the third quarter of 2001.

        Excess Proceeds Offer. Our net proceeds from the sale of the Spectrum Clubs were approximately $38.0 million. To the extent the net proceeds were not reinvested in assets related to our business before December 3, 2000, the Indenture requires us to make an excess proceeds offer and apply the unused net proceeds to retire Senior Secured Notes, unless the remaining net proceeds are less than $10.0 million. At December 31, 2000, the remaining excess proceeds were below the $10.0 million threshold and therefore no excess proceeds offer under the Indenture is required or will be made.

        Future Capital Requirements. In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and remodeling of Clubs. Equipment financing and operating cash flow have historically funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $2.0 million during the next 12 months to upgrade our management information systems.

        To fund anticipated operating losses and complete the development projects under construction, we expect to use our cash and short-term investment balances, available equipment financing and a portion of our bank credit facility.

However, if costs at our Clubs under development exceed our construction budgets; operating losses exceed current estimates; membership levels at newly opened Clubs do not increase as projected; we are unable to renew our bank credit facility (or are able to renew it but on terms and conditions less favorable to us than presently exist); or there are other adverse developments, we may be required to sell assets, restructure or limit our current development plans and/or raise additional funds. Further, there is no assurance that we will be able to renew our current bank arrangement with acceptable terms. We anticipate that increased cash flows from recently opened clubs and clubs under development, along with cash flows from our mature clubs, will in the future enable us to fund our continuing operations.

        Additional funds will be required to undertake any future acquisitions or the development of more new Clubs. The Indenture Agreement currently prohibits us from incurring any additional indebtedness other than the amounts permitted under our bank credit agreement and equipment financing limits. We may seek to raise funds through an offering of equity securities, asset sales or other means subject to the restrictions in the Indenture. We may also consider entering into joint venture or partnership agreements (subject to the restrictions of the Indenture) for the purpose of developing new Clubs. There can be no assurance that we will be able to raise additional funds through an equity offering or other transaction, or that restructuring or limiting our current development plans would not have a material adverse effect on us.

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

        We will not update forward-looking statements even though our situation may change in the future.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
Independent Auditors' Report........................................................        F-1

Consolidated Balance Sheets as of December 31, 1999 and 2000........................        F-2

Consolidated Statements of Operations for each of the Years in the Three-Year Period
ended December 31, 2000.............................................................        F-3

Consolidated Statements of Stockholders' Equity for each of the Years in the Three-Year
Period                                                                                      F-4
ended December 31, 2000.............................................................

Consolidated Statements of Cash Flows for each of the Years in the Three-Year Period
ended December 31, 2000.............................................................        F-5

Notes to Consolidated Financial Statements..........................................        F-6

                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts...................................................       F-19

        All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Sports Club Company, Inc.:

        We have audited the accompanying consolidated financial statements of The Sports Club Company, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


LOS ANGELES, CALIFORNIA
FEBRUARY 23, 2001, EXCEPT FOR
NOTE 15 WHICH IS AS OF
MARCH 27, 2001.

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                      1999            2000
                                                                                   ---------       ---------
Current assets:
   Cash and cash equivalents ................................................      $  36,107       $  11,059
   Accounts receivable, net of allowance for doubtful accounts of $342
     and $671 at December 31, 1999 and 2000, respectively ...................          2,149           3,625
   Inventories ..............................................................          1,355           2,854
   Other current assets .....................................................          2,341           3,281
                                                                                   ---------       ---------
        Total current assets ................................................         41,952          20,819

Property and equipment, net .................................................        118,959         169,927
Costs in excess of net assets acquired, less accumulated amortization of
   $1,588 and $2,037 at December 31, 1999 and 2000, respectively ............         13,890          15,296
Restricted cash .............................................................         41,389           6,996
Other assets, net ...........................................................          7,363           8,962
                                                                                   ---------       ---------
                                                                                   $ 223,553       $ 222,000
                                                                                   =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of notes payable and capitalized lease obligations ..      $   3,520       $   4,742
   Accounts payable .........................................................          2,052           1,926
   Accrued liabilities ......................................................          8,549           9,049
   Deferred membership revenues .............................................          9,712          12,019
                                                                                   ---------       ---------
        Total current liabilities ...........................................         23,833          27,736

Notes payable and capitalized lease obligations, less current installments ..        100,367         105,589
Deferred lease obligations ..................................................          1,066           2,284
Minority interest ...........................................................            600             600
                                                                                   ---------       ---------
        Total liabilities ...................................................        125,866         136,209

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares
     issued or outstanding ..................................................             --              --
   Common stock, $.01 par value, 40,000,000 shares authorized;
     20,907,289 and 21,052,717 shares issued at
     December 31, 1999 and 2000, respectively ...............................            209             211
   Additional paid-in capital ...............................................        102,403         102,743
   Retained earnings (accumulated deficit) ..................................         10,966          (1,421)
   Treasury stock, at cost, 3,194,536 and 3,156,074 shares at
     December 31, 1999 and 2000, respectively ...............................        (15,891)        (15,742)
                                                                                   ---------       ---------
        Net stockholders' equity ............................................         97,687          85,791
                                                                                   ---------       ---------
                                                                                   $ 223,553       $ 222,000
                                                                                   =========       =========


          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         1998           1999           2000
                                                                       --------       --------       --------
Revenues .......................................................       $ 81,923       $ 87,325       $ 76,869

Operating expenses:
   Direct ......................................................         56,746         60,528         59,116
   Selling, general and administrative .........................          8,556          9,234         10,213
   Depreciation and amortization ...............................          5,282          6,147          7,408
   Pre-opening expenses ........................................             --          3,090          9,589
                                                                       --------       --------       --------
        Total operating expenses ...............................         70,584         78,999         86,326
                                                                       --------       --------       --------
          Income (loss) from operations ........................         11,339          8,326         (9,457)

Other income (expense):
   Interest, net ...............................................         (1,629)        (5,991)        (6,478)
   Minority interests ..........................................           (150)          (150)          (150)
   Equity interest in net income of unconsolidated subsidiary ..            880            931             --
   Non-recurring items .........................................           (314)           553         (3,242)
                                                                       --------       --------       --------

         Income (loss) before income taxes, extraordinary
         charge and cumulative effect of change in accounting
         principle .............................................         10,126          3,669        (19,327)
Provision (benefit) for income taxes ...........................          3,971          1,460         (6,940)
                                                                       --------       --------       --------

         Income (loss) before extraordinary charge and
         cumulative effect of change in accounting principle ..           6,155          2,209        (12,387)

Extraordinary charge from early extinguishment of debt,
   net of income tax benefit of $1,331 .........................          2,173             --             --
Cumulative effect of change in accounting principle,
   net of income tax benefit of $600 ...........................             --            899             --
                                                                       --------       --------       --------
         Net income (loss) .....................................       $  3,982       $  1,310       $(12,387)
                                                                       ========       ========       ========

Income (loss) per share before extraordinary charge
and cumulative effect of change in accounting principle:
   Basic .......................................................       $   0.33       $   0.12       $  (0.70)
                                                                       ========       ========       ========
   Diluted .....................................................       $   0.33       $   0.12       $  (0.70)
                                                                       ========       ========       ========

Effect of extraordinary charge and cumulative effect
of change in accounting principle:
   Basic .......................................................       $  (0.12)      $  (0.05)      $     --
                                                                       ========       ========       ========
   Diluted .....................................................       $  (0.12)      $  (0.05)      $     --
                                                                       ========       ========       ========

Net income (loss) per share:
   Basic .......................................................       $   0.21       $   0.07       $  (0.70)
                                                                       ========       ========       ========
   Diluted .....................................................       $   0.21       $   0.07       $  (0.70)
                                                                       ========       ========       ========

Weighted average number of common shares outstanding:
   Basic .......................................................         18,603         18,114         17,773
                                                                       ========       ========       ========
   Diluted .....................................................         18,829         18,290         17,773
                                                                       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                     RETAINED
                                                 COMMON STOCK          ADDITIONAL    EARNINGS             TREASURY STOCK
                                            ----------------------       PAID-IN      (ACCUM.)       -----------------------
                                             SHARES        AMOUNT        CAPITAL     (DEFICIT)        SHARES         AMOUNT
                                            --------      --------     ----------    ---------       --------       --------
Balance, January 1, 1998 .............        14,383      $    144      $ 53,613      $  5,674            164       $   (954)
    Net income .......................            --            --            --         3,982             --             --
    Sale of common stock net
      of issuance cost of $695 .......         6,500            65        48,639            --             --             --
    Treasury stock repurchased .......            --            --            --            --          1,107         (6,800)
    Reissuance of treasury stock
      for employee stock plans .......            --            --            45            --            (12)            67
    Exercise of employee stock options            10            --            26            --             --             --
    Issuance of common stock to
      outside directors ..............             4            --            38            --             --             --
                                            --------      --------      --------      --------       --------       --------
Balance, December 31, 1998 ...........        20,897           209       102,361         9,656          1,259         (7,687)
    Net income .......................            --            --            --         1,310             --             --
    Treasury stock repurchased .......            --            --            --            --          1,975         (8,357)
    Reissuance of treasury stock
      for employee stock plans .......            --            --            --            --            (39)           153
    Exercise of employee stock options             2            --             7            --             --             --
    Issuance of common stock to
      outside directors ..............             8            --            35            --             --             --
                                            --------      --------      --------      --------       --------       --------
Balance, December 31, 1999 ...........        20,907           209       102,403        10,966          3,195        (15,891)
    Net loss .........................            --            --            --       (12,387)            --             --
    Reissuance of treasury stock
      for employee stock plans .......            --            --            --            --            (39)           149
    Exercise of employee stock options            25            --            61            --             --             --
    Issuance of common stock to
      outside directors ..............             6            --            20            --             --             --
    Issuance of common stock for 1997
      business acquisiton ............           115             2           259            --             --             --
                                            --------      --------      --------      --------       --------       --------
Balance, December 31, 2000 ...........        21,053      $    211      $102,743      $ (1,421)         3,156       $(15,742)
                                            ========      ========      ========      ========       ========       ========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                            1998           1999           2000
                                                                          --------       --------       --------
Cash flows from operating activities:
   Net income (loss) ...............................................      $  3,982       $  1,310       $(12,387)
   Adjustments to reconcile net income (loss) to cash
    provided by (used in) operations:
        Loss on early extinguishment of debt, net of tax ...........         2,173             --             --
        Cumulative effect of change in accounting principle ........            --            899             --
        Gain on sale of Spectrum Clubs .............................            --           (783)            --
        Loss on disposition of real estate .........................            --             --          1,766
        Depreciation and amortization ..............................         5,282          6,147          7,408
        Equity interest in net income of unconsolidated
         subsidiary ................................................          (880)          (931)            --
        Stock issued for employee benefit plan .....................            67            153            149
        Stock issued as directors' fees ............................            38             35             20
        (Increase) decrease in:
          Accounts receivable, net .................................          (408)           (59)        (1,476)
          Inventories ..............................................          (714)          (131)        (1,499)
          Other assets .............................................          (830)        (1,087)        (5,468)
        Increase (decrease) in:
          Accounts payable .........................................         1,325           (285)          (126)
          Accrued liabilities ......................................          (382)         2,836            777
          Deferred membership revenues .............................            17            650          2,307
          Deferred lease obligations ...............................           (93)          (409)         1,015
                                                                          --------       --------       --------
          Net cash provided by (used in) operating activities ......         9,577          8,345         (7,514)
Cash flows from investing activities:
   Capital expenditures ............................................       (28,623)       (45,025)       (62,173)
   Distributions from unconsolidated subsidiary ....................           447          1,106             --
   Business acquisitions, net of cash acquired .....................            --           (902)            --
   (Increase) decrease in due from affiliates ......................          (128)            76            148
   Purchase of other assets ........................................            --           (124)            --
   Proceeds from sale of Spectrum Clubs ............................            --         60,778          3,593
   (Increase) decrease in restricted cash ..........................            --        (41,389)        34,393
   Treasury stock acquired .........................................        (6,800)        (8,357)            --
                                                                          --------       --------       --------
          Net cash used for investing activities ...................       (35,104)       (33,837)       (24,039)
Cash flows from financing activities:
   Exercise of employee stock options ..............................            26              7             61
   Proceeds from Senior Secured Notes - net of costs and discount ..            --         93,713             --
   Proceeds from sale of common stock ..............................        48,704             --             --
   Proceeds from notes payable and equipment financing loans .......        10,940         37,263          7,681
   Repayments of notes payable and equipment financing loans .......       (33,491)       (71,617)        (1,237)
                                                                          --------       --------       --------
          Net cash provided by financing activities ................        26,199         59,366          6,505
                                                                          --------       --------       --------
          Net increase (decrease) in cash and cash equivalents .....           652         33,874        (25,048)

Cash and cash equivalents at beginning of year .....................         1,581          2,233         36,107
                                                                          --------       --------       --------
Cash and cash equivalents at end of year ...........................      $  2,233       $ 36,107       $ 11,059
                                                                          ========       ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ..........................      $  2,636       $  6,389       $ 11,605
                                                                          ========       ========       ========
   Cash paid during the year for income taxes ......................      $  1,881       $  2,010       $    977
                                                                          ========       ========       ========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000


1.      ORGANIZATION

        The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), under the "Sports Club" and, until December 1999, the "Spectrum Club" names. Sports Clubs have been developed as "urban country clubs" offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. Spectrum Clubs are designed as smaller-scale Sports Clubs with an extensive range of services. Both Sports Clubs and Spectrum Clubs are marketed to affluent, health conscience individuals who desire a premier Club. In December 1999, the Company sold the Spectrum Clubs to an investment group (See Note 3).

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

        The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Reserves are recorded on receivables of the Company's SportsMed subsidiary at the time the services are provided.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1999 and 2000, cash and cash equivalents were $36.1 million and $11.1 million, respectively. $2.0 million of cash and cash equivalents at December 31, 1999 and 2000, from the proceeds of the sale of the Spectrum Clubs, are held in escrow accounts and will be released to the Company upon satisfaction of certain conditions of the sale.

Inventories

        Inventories are stated at the lower of cost or market using the average cost method. Inventories consist of retail merchandise, sold at our Players Club stores and at our spas and salons, PTS products, uniforms and food and beverage stocks.

Depreciation and Amortization

        Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment to forty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements. Loan costs, including the debt discount on the Senior Notes, are amortized over the terms of the related loans. Costs in excess of net assets of acquired businesses are being amortized on a straight-line basis over forty years.

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

        In June 1998, the Company acquired undeveloped land in Houston, Texas with the intention of developing a Club on the site. In 2000, the Company decided not to develop this site and to dispose of the property. An impairment loss of $749,000 has been recorded to reduce the carrying value of the asset to its estimated fair value less costs to sell.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

The Company presents Basic and Diluted earnings per share. Basic earnings reflects the actual weighted average shares of common stock outstanding during the period. Diluted earnings per share includes the effects of all dilutive options, warrants and other securities and utilizes the treasury stock method.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reporting of assets and liabilities, the disclosure of any contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments approximate fair value as of December 31, 2000. The carrying amounts related to cash equivalents, short-term investments, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

Segment Reporting

        Management has determined that the Company has one principle operating segment, the operation of sports and fitness Clubs.

3. DISPOSITIONS

Spectrum Clubs Dispositions

        In September of 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club - Thousand Oaks for approximately $12.0 million. On December 3, 1999, the Company completed the sale of the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an investment group for approximately $48.4 million. The Company recorded a pre-tax gain of approximately $783,000 and an after tax gain of approximately $470,000 ($0.03 per diluted share after tax) on the sale of the Spectrum Clubs. The 1998 and 1999 consolidated financial statements and accompanying notes reflect the operating results of the Spectrum Clubs as a continuing operation. Pro-forma consolidated operating results for the fiscal years ended December 31, 1998 and 1999 are presented below. The pro-forma statements present the unaudited results of operations as if the Spectrum Clubs had been sold at the beginning of each period.

                                                                PRO-FORMA
                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                         (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Revenues ..........................................      $ 57,944      $ 62,229
Operating expenses ................................        49,037        55,963
                                                         --------      --------
  Income from operations ..........................         8,907         6,266
Other income (expense) ............................         2,288        (2,314)
                                                         --------      --------
  Income before income taxes, extraordinary
    charge and cumulative effect of change
    in accounting principle .......................        11,195         3,952
Income tax provision ..............................         4,390         1,724
                                                         --------      --------
  Income before extraordinary charge and
    cumulative effect of change in accounting
    principle .....................................         6,805         2,228
Extraordinary charge, net of tax ..................         2,173            --
Cumulative effect of change in accounting
  principle, net of tax ...........................            --           221
                                                         --------      --------
Net income ........................................      $  4,632      $  2,007
                                                         ========      ========

Net income per share
  Basic ...........................................      $   0.25      $   0.11
                                                         ========      ========
  Diluted .........................................      $   0.25      $   0.11
                                                         ========      ========

        On December 28, 2000, the Company completed the sale of the land and building at the former Spectrum Club - Fountain Valley location for $3,700,000 in cash. The Company recorded a pre-tax loss of approximately $1,017,000 related to the sale of the Fountain Valley property.

4.      PROPERTY AND EQUIPMENT

        Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

                                                        AT DECEMBER 31,
                                                    ----------------------
                                                      1999          2000
                                                    --------      --------
                                                        (IN THOUSANDS)
Land ............................................   $ 18,632      $ 16,082
Building and improvements .......................     98,540       146,911
 Furniture, fixtures and equipment ..............     14,660        26,310
                                                    --------      --------
                                                     131,832       189,303
Less accumulated depreciation and amortization ..     12,873        19,376
                                                    --------      --------
Net property and equipment ......................   $118,959      $169,927
                                                    ========      ========

        Equipment secured by equipment financing loans was $3,660,000 and $11,341,000 and related accumulated amortization was $2,440,000 and $3,677,000 at December 31, 1999 and 2000, respectively.

5.      NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

        Notes payable and capitalized lease obligations are summarized as follows:

                                             AT DECEMBER 31,
                                         ----------------------
                                           1999          2000
                                         --------      --------
                                              (IN THOUSANDS)
Senior secured notes (a) ..........      $100,000      $100,000
Equipment financing loans (b) .....         1,220         7,664
Other note payable (c) ............         2,667         2,667
                                         --------      --------
                                          103,887       110,331
Less current installments .........         3,520         4,742
                                         --------      --------
                                         $100,367      $105,589
                                         ========      ========

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes").

        The Senior Secured Notes are secured by substantially all assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of December 31, 2000, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness and; (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities, the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principal amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 2000, the estimated fair value of the Senior Secured Notes was $90.0 million.

(b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 9% and 10%.


(c) This note was issued in connection with the acquisition of The Sports Club/LA - Upper East Side. The note agreement provided for two equal principal payments in April 1999 and April 2000. The Company is currently in default on this entire note payable and is in litigation regarding its obligation under it. The Company believes that it has various claims against the seller in connection with the repair and refurbishing of the Club, which offset the money owed on the note (see Note 7 Litigation).

        Future minimum annual principal payments at December 31, 2000, are as follows (in thousands):

        2001...........................................   $   4,742
        2002...........................................       1,854
        2003...........................................       2,031
        2004...........................................       1,680
        2005...........................................          24
        Thereafter.....................................     100,000
                                                          ---------
                                                          $ 110,331
                                                          =========

6.      BANK CREDIT FACILITY

         At December 31, 2000, the Company had a $15.0 million bank credit facility. The facility matures of May 31, 2001 and bears interest at a variable rate of LIBOR plus 2 1/4% or the bank's prime rate. At December 31, 2000, no borrowings were outstanding under this credit facility but $6.2 million was utilized in the form of letters of credit, leaving $8.8 million available for future borrowings. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas. The agreement also requires the Company to maintain certain Tangible Net Worth, Interest Coverage, Total Liabilities to Tangible Net Worth and Current Ratio covenants. At December 31, 2000, the Company did not meet the Total Liabilities to Tangible Net Worth and Interest Coverage covenants. The Bank has waived these defaults. The Company and its Bank are currently reviewing the loan covenants in connection with the annual renewal of the credit facility.

7.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 49 years, including renewal options, with the earliest Sports Club lease expiration date of January 31, 2013. Future minimum noncancelable operating lease payments as of December 31, 2000 are as follows (in thousands):

                                                                               NET
                                                               SUBLEASE      RENTAL
                                                COMMITMENTS    RENTALS     COMMITMENTS
                                                -----------    --------    -----------
Year ending December 31:
     2001 .................................      $ 23,675      $  5,400      $ 18,275
     2002 .................................        26,714         5,425        21,289
     2003 .................................        27,268         5,498        21,770
     2004 .................................        27,490         5,712        21,778
     2005 .................................        27,210         5,917        21,293
     Thereafter ...........................       321,978        47,638       274,340
                                                 --------      --------      --------
          Total minimum lease payments ....      $454,335      $ 75,590      $378,745
                                                 ========      ========      ========


        Rent expense for facilities and equipment aggregated, $8,174,000, $8,440,000 and $10,675,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Litigation

        Lyudmirsky and those similarly situated v. Sports Club, Inc. of California; L.A./Irvine Sports Club, Ltd. (Los Angeles Superior Court). On June 25, 1999, Ilya Lyudmirsky ("Lyudmirsky") filed a class action lawsuit against Sports Club, Inc. of California and LA/Irvine Sports Club, Ltd. (collectively, the "Company") alleging, among other things, violations of California Civil Code
Section 1812.80, et seq., claiming the membership fee structure and membership contracts for The Sports Club/LA - Los Angeles violate certain provisions of the Health Studio Services Act. A settlement agreement was reached on May 1, 2000, and the Court gave final approval of the settlement on October 11, 2000. The Company recorded a non-recurring charge of $1,476,000 in 2000 to cover the costs of defending and settling this action.

        Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against the Company for money due on a promissory note. Park Place is the current holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with the 1998 acquisition of the site for The Sports Club/LA - Upper East Side (the "Club"). The Company believes it has various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleges that no basis exists which excuses the Company from the timely payment of installments on the Note and is seeking damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On February 25, 2000, the Company filed an answer raising offsets and a cross-complaint against Hilton seeking damages in the amount of $14,415,000 for alleged breach of contract, fraud and negligent misrepresentation, plus interest, attorneys' fees and costs of suit. Hilton has answered the cross-claim with a general denial and three generic affirmative defenses. The Company is in the discovery phase of the litigation and intends to vigorously pursue its defenses and cross-claims. The trial date for this matter has been set for April 23, 2001. The parties have begun settlement discussions. However, the Company is unable at this time to estimate the likelihood that Park Place will prevail in its claims against the Company, or that the Company will prevail in its claims against Hilton.

        Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. ("Plaintiff") filed a Summons and Complaint ("Original Complaint") commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against the Company and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from the Company in excess of $3,625,000 for tortious interference with contract and conspiracy. The Company plans to vigorously contest all aspects of this case. On November 21, 2000, the Company filed a motion to dismiss Plaintiff's two causes of action. The motion is still pending before the Court. As a result, the Company is unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

        336 Spa Park Inc. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20, 2000, 336 Spa Park Inc. ("Plaintiff") filed a Summons and Complaint ("Complaint") commencing an action against the Company for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. On January 2, 2001, Plaintiff filed and served its Second Amended Complaint. Plaintiff is seeking damages against the Company in an amount to be determined at trial, but not less than $100,000. The Company intends to contest this action vigorously. On February 9, 2001, the Company filed a motion to dismiss the cause of action against the Company. The motion is still pending before the Court. As a result, the Company is unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

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

Employment Agreements

        At December 31, 2000, the Company's employment agreements with Michael Talla, Co-Chief Executive Officer and Nanette Pattee Francini, Executive Vice President, expired.

8.      INCOME PER SHARE

        The following is a reconciliation of the basic and diluted income per share computations for the years 1998, 1999 and 2000:

                                                        YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  1998          1999          2000
                                                --------      --------      --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) used for basic and
  diluted income per share ...............      $  3,982      $  1,310      $(12,387)
                                                ========      ========      ========

Shares of Common Stock and
  Common Stock equivalents:
      Weighted average shares used
       in basic computation ..............        18,603        18,114        17,773

      Weighted average stock options .....           226           176             0
                                                --------      --------      --------
      Weighted average shares used in
       dilutive computation ..............        18,829        18,290        17,773
                                                ========      ========      ========

Income (loss) per share:
  Basic ..................................      $   0.21      $   0.07      $  (0.70)
                                                ========      ========      ========
  Diluted ................................      $   0.21      $   0.07      $  (0.70)
                                                ========      ========      ========

9.      INCOME TAXES

        The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                1998          1999          2000
                                                               -------       -------       -------
                                                                           (IN THOUSANDS)
Current:
     Federal ............................................      $ 2,893       $ 2,126       $(1,701)
     State ..............................................          839           537         1,181
                                                               -------       -------       -------
                                                                 3,732         2,663          (520)
                                                               -------       -------       -------
Deferred:
     Federal ............................................          156          (923)       (2,119)
     State ..............................................           83          (280)       (4,301)
                                                               -------       -------       -------
                                                                   239        (1,203)       (6,420)
                                                               -------       -------       -------
Income tax provision ....................................      $ 3,971       $ 1,460       $(6,940)
                                                               =======       =======       =======

Tax benefit from extraordinary charge and cumulative
effect of change in accounting principle:
     Federal ............................................      $(1,021)      $  (510)      $    --
     State ..............................................         (310)          (90)           --
                                                               -------       -------       -------
Total provision from extraordinary charge and
cumulative effect of change in accounting principle .....      $(1,331)      $  (600)      $    --
                                                               =======       =======       =======

        Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

                                                               YEAR ENDED DECEMBER 31
                                                       -----------------------------------
                                                        1998          1999          2000
                                                       -------       -------       -------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense .................      $ 3,443       $ 1,338       $(6,571)
Increase (decrease) in tax resulting from:
   State taxes -- net of federal benefit ........          609           110        (1,202)
   Meals and entertainment ......................            8            24            65
   Goodwill amortization ........................           80           (52)           --
   Other ........................................         (169)           40           768
                                                       -------       -------       -------
Income tax provision ............................      $ 3,971       $ 1,460       $(6,940)
                                                       =======       =======       =======

        The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows.

                                                                  AT DECEMBER 31,
                                                       -----------------------------------
                                                         1998          1999          2000
                                                       -------       -------       -------
                                                                 (IN THOUSANDS)
Deferred tax assets:
    Deferred initiation fees ....................      $   811       $ 1,245       $ 1,899
    Operating loss carry forwards ...............           --            --         6,860
    Accrued vacation ............................          182           231           207
    Bad debt ....................................           86           133           139
    State taxes .................................          180           492           551
                                                       -------       -------       -------
          Gross deferred tax assets .............        1,259         2,101         9,656
                                                       -------       -------       -------
Deferred tax liabilities:
    Depreciation and amortization ...............       (3,889)       (3,513)       (4,225)
    Other .......................................         (542)       (2,482)       (2,905)
                                                       -------       -------       -------
          Gross deferred tax liabilities ........       (4,431)       (5,995)       (7,130)
                                                       -------       -------       -------
Net deferred tax (liability) asset ..............      $(3,172)      $(3,894)      $ 2,526
                                                       =======       =======       =======

        As of December 31, 2000, the Company had federal and state net operating loss carry forwards of $12,265,000 and $21,036,000, respectively, expiring in the years 2020 and 2005 respectively.

10.     NON-RECURRING ITEMS

        The Company recorded the following income (expense) as non-recurring items in each of the years in the three-year period ended December 31, 2000:

                                                        1998          1999          2000
                                                       -------       -------       -------
                                                                  (IN THOUSANDS)
Class action litigation settlement ..............      $    --       $    --       $(1,476)
Loss on sale of Fountain Valley real estate .....           --            --        (1,017)
Impairment of Houston site ......................           --            --          (749)
Gain (loss) on sale or disposition
  of Spectrum Clubs .............................         (314)          553            --
                                                       -------       -------       -------
                                                       $  (314)      $   553       $(3,242)
                                                       =======       =======       =======

11.     STOCK PLANS

Accounting for Stock Plans

        The Company has elected to measure the impact of its stock options granted to employees and directors under the provisions of APB No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

        The Company has an employee stock option plan which is described below. The Company applied APB No. 25 in accounting for its plan. In accordance with APB No. 25, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with SFAS 123, the Company's net income/(loss) and income/(loss) per share would have been reduced to the pro-forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31
                                                ------------------------------------------
                                                   1998            1999            2000
                                                ----------      ----------      ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income/(loss):
        As reported ......................      $    3,982      $    1,310      $  (12,387)
        Pro forma ........................      $    3,504      $      632      $  (13,435)

Basic income/(loss) per share:
        As reported ......................      $      .21      $      .07      $    (0.70)
        Pro forma ........................      $      .19      $      .03      $    (0.76)

        The fair value of all option grants for the Company's plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all fixed option grants in 1998, 1999 and 2000 respectively: dividend yield of 0%, 0% and 0%; expected volatility of 79.5%, 100.1% and 111.6%; risk-free interest rates of 6.0%, 6.25% and 6.25%
and expected economic lives of 5.9 years, 6.0 years and 6.0 years.

1994 Stock Incentive Plan

        Initially 1,800,000 shares of Common Stock were reserved under the Company's Amended and Restated 1994 Stock Incentive Plan (the "Plan"), which authorizes the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights.

        Options allow for the purchase of Common Stock at prices determined by the Company's Compensation Committee. Incentive stock options must be granted at a price equal to or greater than the fair value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair value of the Company's Common Stock at the date of grant. Options granted under the Plan may, at the election of the Compensation Committee, become exercisable in installments. Except for the options granted to D. Michael Talla, Co-Chief Executive Officer, which expire on the fifth anniversary of the grant date, all options expire on the tenth anniversary of the grant date.

        A summary of the status of the Company's stock option plans as of December 31, 1998, 1999 and 2000 and changes during the years then ended are presented below:

                                                         WEIGHTED
                                                         AVERAGE
                                                         EXERCISE
                                            SHARES        PRICE
                                            -------      --------
Outstanding at January 1, 1998 .......      642,500         3.77
Granted ..............................      342,000         7.99
Canceled .............................        2,000         2.56
Exercised ............................       10,002         2.61
                                            -------
Outstanding at December 31, 1998 .....      972,498         5.25
                                            =======

Options excercisable at December 31, 1998 ............        462,696           3.52
                                                            =========
Weighted-average per share fair value of options
  granted during year ended December 31, 1998 ........                          5.43

Outstanding at January 1, 1999 .......................        972,498           5.25
Granted ..............................................        210,000           3.94
Canceled .............................................         10,000           5.59
Exercised ............................................          2,666           2.70
                                                            ---------
Outstanding at December 31, 1999 .....................      1,169,832           5.01
                                                            =========
Options excercisable at December 31, 1999 ............        683,166           4.32
                                                            =========
Weighted-average per share fair value of options
  granted during year ended December 31, 1999 ........                          3.22

Outstanding at January 1, 2000 .......................      1,169,832           5.01
Granted ..............................................        744,499           6.50
Canceled .............................................        355,499           6.67
Exercised ............................................         25,000           2.96
                                                            ---------
Outstanding at December 31, 2000 .....................      1,533,832           5.94
                                                            =========
Options excercisable at December 31, 2000 ............        559,675           5.36
                                                            =========
Weighted-average per share fair value of options
  granted during year ended December 31, 2000 ........                          4.25

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                                WEIGHTED
                                                AVERAGE
                                               REMAINING
           EXERCISE            NUMBER         CONTRACTUAL            OPTIONS
            PRICES          OUTSTANDING       LIFE (YEARS)         EXERCISABLE
            ------          -----------       ------------         -----------
           $8.3750             22,000             6.85                22,000
            5.3750             41,000             6.50                41,000
            4.3750             60,000             6.22                60,000
            2.7500             34,000             5.84                34,000
            2.5625             35,333             5.41                35,333
            2.6875             70,000             5.11                70,000
            5.2500             48,000             4.24                48,000
            8.2500             30,000             2.32                20,000
            8.0000            229,000             7.29               152,676
            7.0000             10,000             7.55                 6,666
            3.9375            210,000             8.10                70,000
            8.0000            450,000             9.11                    --
            4.2500            244,499             9.85                    --
            3.9375             50,000             9.11                    --
                          -----------                            -----------
                            1,533,832                                559,675
                          ===========                            ===========

        Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 2000, no SAR's had been granted.

        Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 2000, no purchase rights had been granted.

1994 Stock Compensation Plan

        In July 1994, the Company instituted its 1994 Stock Compensation Plan (which was amended in July 1999) for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 30,000 shares have been issued to outside directors under the plan.

12.     RELATED PARTY TRANSACTIONS

        Until December 3, 1999, the Company managed the operation of its unconsolidated subsidiary, the Spectrum Club -- Manhattan Beach, of which it owned a 46.1% interest. The Company received a fee of $33,322 per month plus 4.5% of the Club's gross revenues for managing this Club. The Company also manages the operations of the Reebok Sports Club/NY and receives a fee of approximately 5.87% of the gross monthly collections, as defined. Management fees of $1.3 million, $1.4 million and $1.5 million relating to Reebok Sports Club/NY were earned for the years ended December 31, 1998, 1999 and 2000. These amounts are eliminated from income and expense in the presentation of the Company's consolidated statement of operations.

        The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 to Millennium. The Company pays rent to Millennium for The Sports Club/LA - Washington D.C. This Club opened in 2000 and rent paid for that year was $500,000. All such payments are reflected as rent expense in the consolidated statement of operations. The Company has entered into leases with Millennium to develop Sports Clubs in San Francisco and Boston.

13.     CONCENTRATION OF CREDIT RISK

        The Company markets its products principally to customers in Southern California, New York City, Washington D.C. and Las Vegas. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

14.     QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

        Summarized unaudited condensed quarterly financial data is as follows:

                                                                                   2000
                                                   ----------------------------------------------------------------
                                                    MARCH 31          JUNE 30        SEPTEMBER 30       DECEMBER 31
                                                   ----------       ----------       ------------       -----------
                                                                               (IN THOUSANDS)
Net loss from operations:
    Revenues ................................      $   16,847       $   18,279       $     18,596       $    23,147
                                                   ==========       ==========       ============       ===========

    Net loss ................................      $   (2,176)      $   (1,583)      $     (2,214)      $    (6,414)
                                                   ==========       ==========       ============       ===========

Net loss per share:
    Basic ...................................      $    (0.12)      $    (0.09)      $      (0.12)      $     (0.36)
                                                   ==========       ==========       ============       ===========
    Diluted .................................      $    (0.12)      $    (0.09)      $      (0.12)      $     (0.36)
                                                   ==========       ==========       ============       ===========


                                                                               1999
                                                   ----------------------------------------------------------
                                                    MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                   ----------      ---------     ------------     -----------
                                                                            (IN THOUSANDS)
Net income from operations:
    Revenues ................................      $   21,834      $  22,203      $   22,664      $    20,624
                                                   ==========      =========      ==========      ===========

    Net income ..............................      $      551      $     299      $      153      $       307
                                                   ==========      =========      ==========      ===========

Net income per share:
    Basic ...................................      $     0.03      $    0.02      $     0.01      $      0.02
                                                   ==========      =========      ==========      ===========
    Diluted .................................      $     0.03      $    0.02      $     0.01      $      0.02
                                                   ==========      =========      ==========      ===========

15.     SUBSEQUENT EVENTS

         The Company has entered into leases with Millennium relating to Sports Clubs to be developed in San Francisco, Washington D.C. and Boston. On March 27, 2001, the leases were amended with Millennium's landlord contribution increasing by $16.5 million in exchange for additional rent payments. In addition, after the Company receives a management fee equal to 6% of all revenues, an amount equal to its investment in the Club and an 11% annual return on the investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, previously was 20% for each of these Clubs. Under the amended lease agreements, their percentage increases to 25% for the Washington and Boston Clubs and 60% for the San Francisco Club.

                          THE SPORTS CLUB COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                       BALANCE
                                          AT                                       BALANCE AT
                                       BEGINNING                                     END OF
DESCRIPTION                            OF PERIOD      ADDITIONS     DELETIONS        PERIOD
-----------                            ---------      ---------     ---------      ----------
Year ended December 31, 1998:
 Allowance for doubtful accounts       $ 385,000      $ 628,000     $ 798,000       $ 215,000
                                       =========      =========     =========       =========
Year ended December 31, 1999:
 Allowance for doubtful accounts       $ 215,000      $ 934,000     $ 807,000       $ 342,000
                                       =========      =========     =========       =========
Year ended December 31, 2000:
 Allowance for doubtful accounts       $ 342,000      $ 985,000     $ 656,000       $ 671,000
                                       =========      =========     =========       =========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        See the information set forth in the section entitled "Information About Our Directors and Officers" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        See the information set forth in the section entitled "Information About Our Directors and Officers" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information set forth in the section entitled "Stock Ownership" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See information set forth in the section entitled "Description of Transactions with Our Directors, Officers and Principal Stockholders" in the 2001 Proxy Statement, which is incorporated herein by reference.

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

 3.3            Amendment to Bylaws dated February 1, 1995.**

 4.1            Specimen Common Stock Certificate.*

 4.2            Rights Agreement by and between the Registrant and American
                Stock Transfer & Trust dated as of October 6, 1998.++

 4.3 First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of February 18, 1999.+++

 4.4            Indenture by and among Registrant, U.S. Bank Trust National
                Association and the Subsidiary Guarantors referred to therein, dated as of April 1, 1999. ++++

 4.5            Registration Rights Agreement by and among the Registrant,
                Jeffries & Company, Inc. and CIBC Oppenheimer Corp., dated as of
                April 1, 1999. ++++

 4.6            Purchase Agreement by and among the Registrant, Jeffries &
                Company, Inc. and CIBC Oppenheimer Corp., dated March 29, 1999.
                ++++

 4.7 Second Amendment to Rights Agreement entered into as of the second day of July 1999.*****

 4.8 Third Amendment to Rights Agreement made and entered into as of April 27, 2000.

 9.1            Voting Agreement among D. Michael Talla, Nanette Pattee
                Francini, Mark S. Spino, Peter Feinstein, Philip J. Swain and FP
                II.*

10.1            1994 Stock Incentive Plan.*#

10.2            Form of Stock Option Agreement.*#

10.3            Form of Stock Purchase Agreement.*#

10.4            1994 Stock Compensation Plan.*#

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.5            Form of Indemnification Agreement between the Registrant and its directors and certain officers.

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

10.7            Indemnification Agreement between Registrant and Rex A.
                Licklider.*

10.8            Employment Agreement between Registrant and D. Michael Talla.*#

10.9            Employment Agreement between the Registrant and Nanette Pattee
                Francini.*#

10.10           Lease of premises for Reebok Sports Club/NY located at 160
                Columbus Avenue, New York 10023 dated June 3, 1992.*

10.11           Joint Venture Agreement for Sports Connection -- ES/MB between
                El Segundo-TDC, Ltd. and Continental El Segundo Corporation effective as of January 3, 1986.*

10.12           First Amendment to Joint Venture Agreement for Sports Connection
                -- ES/MB dated January 3, 1986.*

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

EXHIBIT
NUMBER          EXHIBIT
------          -------
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

10.30           Letter Agreement between Millennium Entertainment Partners, L.P.
                and the Registrant dated as of March 13, 1997.**

10.31           First Amendment to Option Agreement between D. Michael Talla and
                TTO Partners dated May 27, 1997.***

10.32           Modification to the March 13, 1997 letter between Millennium
                Entertainment Partners, L.P. and the Registrant dated June 10,
                1997.***

10.33           Letter Agreement between Millennium Entertainment Partners, L.P.
                and the Registrant dated December 29, 1997.+

10.34           Amendment of Lease between Lincoln Metrocenter Partners, L.P.
                and Reebok-Sports Club/NY Ltd. As of January 31, 1998.***

10.35           Lease Agreement between RCPI Trust and the Registrant as of
                February 27, 1998.****

10.36           Amended and Restated Net Operating Lease among Hirschfeld Realty
                Club Corporation and 328 E. 61 Corp., and Vertical Fitness and
                Racquet Club, Ltd., dated March 26, 1985.****

10.37           Lease Modification Agreement by and among Hirschfeld Realty
                Corporation and 328 E. 61 Corp., and Vertical Fitness and
                Racquet Club, Ltd., dated July 1, 1990.****

10.38           Assignment and Assumption of Lease by and between Vertical
                Fitness and Racquet Club, Ltd., and Bally Entertainment
                Corporation dated January 8, 1996.****

10.39 Assignment of Lease executed by Hilton Hotels Corporation, as successor to tenant, and agreed to and accepted by the Registrant, dated April 15, 1998.****

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.40           Second Amendment to Amended and Restated Net Operating Lease by
                and among Hirschfeld Realty Club Corporation and 328 E. 61
                Corp., and the Registrant dated April 15, 1998.****

10.41           Letter Agreement among the Registrant and Rex A. Licklider and
                D. Michael Talla dated March 31, 1998.****

10.42           Asset Purchase Agreement between Hilton Hotels Corporation and
                RM Sports Club, Inc. dated as of April 1, 1998.****

10.43           Assignment and Assumption of Asset Purchase Agreement between RM
                Sports Club, Inc. and the Registrant entered into as of April 1, 1998.****

10.44           Note Payable issued by the Registrant to Hilton Hotels
                Corporation dated April 15, 1998.****

10.45           Amended and Restated 1994 Stock Incentive Plan as of June 2,
                1998.#****

10.46 Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank -- California dated as of February 1, 1999.****

10.47 First Amendment to Third Amended and Restated Loan Agreement between the Registrant and certain of its subsidiaries and Comerica Bank -- California dated as of February 1, 1999.****

10.48 Employment Agreement between the Registrant and John Gibbons dated October 16, 1998.#****

10.49           Settlement Agreement and Mutual Release among the Registrant, RM
                Sports Club, Inc. and Bally Total Fitness Holding Corporation made as of December 31, 1998.****

10.50           Letter Agreement between the Registrant and Millennium Partners
                LLC dated as of October 27, 1998.****

10.51           Participation Agreement between the Registrant and Millennium
                Partners LLC, dated as of October 27, 1998.****

10.52 First Amendment to Lease between RCPI Trust and the Registrant dated October 30, 1998.****

10.53 Second Amendment to Lease between RCPI Trust and the Registrant dated March 4, 1999.****

10.54           Lease between CB-1 Entertainment Partners LP and S.F. Sports
                Club, Inc. dated June 1, 1997.****

10.55           Lease between 2200 M Street LLC and Washington D.C. Sports Club,
                Inc. dated March 1999.****

10.56           Fourth Amended and Restated Loan Agreement by and among the
                Registrant, certain of its subsidiaries and Comerica
                Bank-California, dated April 1, 1999. ++++

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.57           Intercreditor Agreement by and among the Registrant, certain of its subsidiaries, Comerica Bank-California and U.S. Bank Trust
                National Association, dated April 1, 1999. ++++

10.58           Disbursement Agreement between U.S. Bank Trust National
                Association and the Registrant and certain of its subsidiaries dated as of April 1, 1999. ++++

10.59           Stock Purchase Agreement dated September 16, 1999 by and among
                Racquetball and Fitness Clubs, Inc., The Spectrum Club Company,
                Inc., Canoga Agoura Spectrum Club, Inc., Spectrum Club, Inc.,
                Spectrum Club Anaheim, El Segundo - TDC, Ltd., TVE, Inc. and the
                Registrant. +++++

10.60           Amendment #1 to the Stock Purchase Agreement dated September 16,
                1999 by and among Racquetball and Fitness Clubs, Inc., The
                Spectrum Club Company, Inc., Canoga Agoura Spectrum Club, Inc.,
                Spectrum Club Anaheim, El Segundo - TDC, Ltd., TVE, Inc. and the
                Registrant. +++++

10.61           Amended and Restated 1994 Stock Compensation Plan. #*****

10.62           Lease Agreement as of September 24, 1999 between The Spectrum
                Club Company, Inc. and West Hollywood Property Limited
                Partnership and 2400 Willow Lane Associates Limited
                Partnership.*****

10.63           Lease Agreement as of November 5, 1999 by and between New
                Commonwealth Center Limited Partnership and Washington D.C.
                Sports Club, Inc.*****

10.64           Separation from Employment Agreement made as of February 11,
                2000 by and between the Registrant and John M. Gibbons. #*****

10.65           Letter Agreement dated March 11, 1999 amending the October 27,
                1998 Letter Agreement between the Registrant and Millennium
                Partners, LLC.*****

10.66           Settlement Agreement and Mutual Release entered November 16,
                1999 between OTR, the Registrant and Spectrum Liquidating
                Corp.*****

10.67           Amendment adopted November 4, 1999 to the Registrant's 1994
                Stock Incentive Plan. #*****

10.68           Amendment adopted February 9, 2000 to the Registrant's 401(k)
                Profit Sharing Plan.*****

10.69           Certificate representing Series "B" Senior Secured Notes.*****

10.70 First Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank - California as of December 3, 1999.*****

10.71           Form of The Sports Club Membership Agreements.*****

10.72 Transition Services Agreement made as of December 3, 1999 by and among the Registrant and Racquetball & Fitness Clubs, Inc.*****

10.73            Second Amendment to Fourth Amended and Restated Loan Agreement
                among the Registrant and certain of its subsidiaries and Comerica Bank-California as of August 10, 2000.

EXHIBIT
NUMBER          EXHIBIT
------          -------
10.74           Reaffirmation of Intercreditor and Subordination Agreement dated as of August 10, 2000 among the Registrant and certain of its subsidiaries and U.S. Bank Trust, National Association.

10.75           Amendment to 401(k) Profit Sharing Plan adopted November 6,
                2000.

10.76 First Supplemental Agreement of Lease made as of the 27th day of March, 2001 between CB-1 Entertainment Partners, LP and S.F.
                Sports Club, Inc.

10.77 First Supplemental Agreement of Lease made as of the 27th day of March 2001 between New Commonwealth Center Limited Partnership and Washington D.C. Sports Club, Inc.

10.78 First Supplemental Agreement of Lease made as of the 27th day of March 2001 between 2200 M Street LLC and Washington D.C. Sports
                Club, Inc.

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

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000 (SEC file No 1-13290).

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

(b)     Reports on Form 8-K

        The following reports on Form 8-K were filed from October 1, 2000 through the date of this report: NONE.


(c)     Exhibits

Index to Exhibits


EXHIBIT
NUMBER          EXHIBIT
------          -------
4.8             Third Amendment to Rights Agreement made and entered into as of
                April 27, 2000.

10.73 Second Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank-California as of August 10, 2000.

10.74 Reaffirmation of Intercreditor and Subordination Agreement dated as of August 10, 2000 among the Registrant and certain of its subsidiaries and U.S. Bank Trust, National Association.

10.75           Amendment to 401(k) Profit Sharing Plan adopted November 6,
                2000.

10.76 First Supplemental Agreement of Lease made as of the 27th day of March, 2001 between CB-1 Entertainment Partners, LP and S.F.
                Sports Club, Inc.

10.77 First Supplemental Agreement of Lease made as of the 27th day of March 2001 between New Commonwealth Center Limited Partnership and Washington D.C. Sports Club, Inc.

10.78 First Supplemental Agreement of Lease made as of the 27th day of March, 2001 between 2200 M Street LLC and Washington D.C. Sports
                Club, Inc.

21.1            Subsidiaries of the Registrant.

23.1            Consent of KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.


                                        THE SPORTS CLUB COMPANY, INC.



                                        /s/ D. Michael Talla
                                        ----------------------------------------
                                        D. Michael Talla,
                                        Co-Chief Executive Officer

                                        /s/ Rex A. Licklider
                                        ----------------------------------------
                                        Rex A. Licklider
                                        Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


Signature                               Title                              Date
---------                               -----                              ----
/s/ D. Michael Talla                    Chairman of the Board              March 30, 2001
-------------------------------------   and Co-Chief Executive Officer
D. Michael Talla

/s/ Rex A. Licklider                    Vice Chairman of the Board         March 30, 2001
-------------------------------------   and Co-Chief Executive Officer
Rex A. Licklider

/s/ Timothy O'Brien                     Chief Financial Officer            March 30, 2001
-------------------------------------   (Principal Financial and
Timothy M. O'Brien                      Accounting Officer)

/s/ Brian J. Collins                    Director                           March 30, 2001
-------------------------------------
Brian J. Collins

/s/ Nanette Pattee Francini             Director                           March 30, 2001
-------------------------------------
Nanette Pattee Francini

/s/ Andrew L. Turner                    Director                           March 30, 2001
-------------------------------------
Andrew L. Turner

/s/ Dennison Veru                       Director                           March 30, 2001
-------------------------------------
Dennison Veru