Form 10-Q
period 2001-03-31
SPORTS CLUB CO INC
filed 2001-05-14
CIK 924373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001
                            COMMISSION FILE # 1-13290


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




                                                        Shares
                                                    Outstanding at
               Class                                  May 14, 2001
-----------------------------------       --------------------------------------
           Common Stock,                               17,896,643
     par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                          DECEMBER 31,          MARCH 31,
                                     ASSETS                                                  2000                 2001
                                                                                           -----------         ----------
Current assets:
  Cash and cash equivalents                                                                $  11,059           $   3,898
  Accounts receivable, net of allowance for doubtful accounts
      of $671 and $566 at December 31, 2000 and March 31, 2001                                 3,625               3,609
  Inventories                                                                                  2,854               2,753
  Other current assets                                                                         3,281               3,329
                                                                                           ---------           ---------
     Total current assets                                                                     20,819              13,589
Property and equipment, at cost, net of accumulated depreciation and
  amortization of $19,376 and $21,998 at December 31, 2000 and March 31, 2001                169,927             168,044
Costs in excess of net assets acquired, less accumulated amortization
  of $2,037 and $2,160 at December 31, 2000 and March 31, 2001                                15,296              15,173
Restricted cash                                                                                6,996               6,744
Other assets, at cost, net                                                                     8,962              11,834
                                                                                           ---------           ---------
                                                                                           $ 222,000           $ 215,384
                                                                                           =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and equipment
     financing loans                                                                       $   4,742           $   4,155
  Accounts payable                                                                             1,926                 949
  Accrued liabilities                                                                          9,049               6,908
  Deferred membership revenues                                                                12,019              12,828
                                                                                           ---------           ---------
     Total current liabilities                                                                27,736              24,840
Notes payable and equipment financing loans,
  less current installments                                                                  105,589             105,230
Deferred lease obligations                                                                     2,284               3,565
Minority interest                                                                                600                 600
                                                                                           ---------           ---------
  Total liabilities                                                                          136,209             134,235
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    no shares issued or outstanding                                                             --                  --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    21,052,717 shares issued and outstanding at
    December 31, 2000 and March 31, 2001                                                         211                 211
  Additional paid-in capital                                                                 102,743             102,743
  Accumulated deficit                                                                         (1,421)             (6,063)
  Less: Treasury stock, at cost, 3,156,074 shares at
    December 31, 2000 and March 31, 2001                                                     (15,742)            (15,742)
                                                                                           ---------           ---------
       Net shareholders' equity                                                               85,791              81,149
                                                                                           ---------           ---------
                                                                                           $ 222,000           $ 215,384
                                                                                           =========           =========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              --------------------------------------
                                                                                2000                         2001
                                                                              ---------                    ---------
Revenues                                                                      $ 16,847                     $ 23,546

Operating expenses:
   Direct                                                                       12,030                       20,745
   Selling, general and administrative                                           2,222                        3,479
   Depreciation and amortization                                                 1,144                        2,843
   Pre-opening expenses                                                          2,490                          958
                                                                              --------                     --------
     Total operating expenses                                                   17,886                       28,025
                                                                              --------                     --------
       Loss from operations                                                     (1,039)                      (4,479)

Other income (expense):
   Net interest expense                                                         (1,006)                      (3,078)
   Minority interests                                                              (38)                         (38)
   Non-recurring income (expense)                                               (1,476)                         395
                                                                              --------                     --------

      Loss before income tax benefit                                            (3,559)                      (7,200)

Income tax benefit                                                              (1,383)                      (2,558)
                                                                              --------                     --------
       Net loss                                                               $ (2,176)                    $ (4,642)
                                                                              ========                     ========


Net loss per share:
   Basic and diluted                                                          $  (0.12)                    $  (0.26)
                                                                              ========                     ========

Weighted average shares outstanding:
   Basic and diluted                                                            17,720                       17,897
                                                                              ========                     ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                     2000                    2001
                                                                                   ---------              ----------
Cash flows from operating activities:
    Net loss                                                                       $ (2,176)              $ (4,642)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                                 1,144                  2,843
        (Increase) decrease in:
           Accounts receivable, net                                                    (148)                    16
           Inventories                                                                 (346)                   101
           Other current assets                                                         593                    (47)
            Other assets                                                               --                   (2,903)
        Increase (decrease) in:
           Accounts payable                                                            (968)                  (977)
           Accrued liabilities                                                       (3,900)                (2,141)
           Deferred membership revenues                                                  36                    809
           Deferred lease obligations                                                   708                  1,281
                                                                                   --------               --------
               Net cash used in operating activities                                 (5,057)                (5,660)

Cash flows from investing activities:
        Capital expenditures                                                        (16,400)                (1,154)
        Decrease in restricted cash                                                   9,801                    252
        Distributions from unconsolidated subsidiary                                   --                       31
        Due from affiliates                                                             137                     (1)
                                                                                   --------               --------
               Net cash used in investing activities                                 (6,462)                  (872)

Cash flows from financing activities:
        Exercise of employee stock options                                               61                   --
        Proceeds from notes payable and equipment financing loans                       298                   --
        Repayments of notes payable and equipment financing loans                      (202)                  (629)
                                                                                   --------               --------
               Net cash provided by (used in) financing activities                      157                   (629)
                                                                                   --------               --------
               Net decrease in cash and cash equivalents                            (11,362)                (7,161)
Cash and cash equivalents at beginning of period                                     53,060                 11,059
                                                                                   --------               --------
Cash and cash equivalents at end of period                                         $ 41,698               $  3,898
                                                                                   ========               ========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                     $  5,714               $  5,864
                                                                                   ========               ========
        Cash paid for income taxes                                                 $    423               $    178
                                                                                   ========               ========


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND MARCH 31, 2001

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2001, are not necessarily indicative of the results anticipated for the fiscal year ending December 31, 2001.

2. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2001, unrestricted cash and cash equivalents were $3.9 million.

3. RESTRICTED CASH

     The Company considers cash, cash equivalents and other short-term investments that are specifically designated for the development of new Clubs as restricted cash. At March 31, 2001, restricted cash was $6.7 million, all of which has been segregated into a disbursement escrow account. The cash in the disbursement escrow account is invested in high-grade corporate bonds and overnight investments.

4. NOTES PAYABLE AND EQUIPMENT FINANCING LOANS

     Notes payable and equipment financing loans are summarized as follows:


                                                              DECEMBER 31,     MARCH 31,
                                                                 2000            2001
                                                               ----------     ----------
                                                                 (AMOUNTS IN THOUSANDS)
Senior Secured Notes (a)..................................     $  100,000     $  100,000
Equipment financing loans (b).............................          7,664          7,035
Note payable (c)..........................................          2,667          2,350
                                                               ----------     ----------
                                                                  110,331        109,385
Less current installments.................................          4,742          4,155
                                                               ----------     ----------
                                                               $  105,589     $  105,230
                                                               ==========     ==========

---------------

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes").

     The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of March 31, 2001, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities, the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principal amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

(b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 9% and 10%.

(c) This note was issued in connection with the acquisition of The Sports Club/LA site in Manhattan's Upper East Side. The note agreement provided for two equal principal payments of $1,333,333 in April 1999 and April 2000. The Company defaulted on this entire note payable believing it had various claims against the seller in connection with the repair and refurbishing of the Club. This matter was settled in April 2001. The Company has agreed to pay an aggregate of $2,350,000 with $600,000 payable on May 20, 2001 and $112,000 payable each month through June 2002 with a final payment of $294,000 due in July 2002 (See Part II, Item 1. Legal Proceedings).

5. BANK CREDIT FACILITY

     At March 31, 2001, the Company had a $15.0 million bank credit facility. The facility matures on May 31, 2001 and bears interest at a variable rate of LIBOR plus 2 1/4% or the bank's prime rate. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas. The agreement requires the Company to maintain certain Tangible Net Worth, Interest Coverage, Total Liabilities to Tangible Net Worth and Current Ratio covenants. At March 31, 2001, the Company was in default of the Interest Coverage Ratio and therefore is unable to receive advances under the credit facility. The Company is currently negotiating a renewal of the credit facility and upon the successful renewal of the agreement, the Company would once again be permitted to receive advances.

     At March 31, 2001, no borrowings were outstanding under this credit facility but $6.2 million was utilized in the form of outstanding letters of credit.

6. NET LOSS PER SHARE

     Basic and diluted loss per share represents the net loss divided by the weighted-average number of shares of Common Stock outstanding for the period, excluding the dilutive effect of common stock equivalents. At March 31, 2001, there were 8,501 dilutive common stock equivalents and 1,675,000 anti-dilutive common stock equivalents. At March 31, 2000, there were 114,953 dilutive common stock equivalents and 419,580 anti-dilutive common stock equivalents.

7. INCOME TAX BENEFIT

     The income tax benefit was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The impact of SAB 101 on the Company is immaterial to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     The Sports Club/LA at Rockefeller Center, The Sports Club/LA in Manhattan's Upper East Side and The Sports Club/LA in Washington D.C. opened in February 2000, September 2000 and October 2000, respectively. As a result of these new Club openings and the high level of pre-opening expenses incurred at two The Sports Club/LA's currently being developed, results for the three months ended March 31, 2001 are not indicative of results in future periods. Seasonal factors have not had a significant effect on our operating results. We believe that the recent relatively moderate inflation rate has not significantly impacted our operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

     Our revenues for the three months ended March 31, 2001 were $23.5 million, compared to $16.8 million in 2000, an increase of $6.7 million or 39.8%. Revenue increased by $6.5 million as a result of opening three new Sports Clubs in 2000 and by $200,000 at our existing Sports Clubs. The revenue increase at our existing Clubs was due to increased Club membership dues and ancillary revenues resulting from increased membership levels at these Clubs.

     Our direct operating expenses increased by $8.7 million to $20.7 million in the three months ended March 31, 2001, versus $12.0 million for the same period in 2000. Direct operating expenses increased by $7.8 million as a result of the three new Clubs opened in 2000. Direct operating expenses increased by $875,000 at our existing Sports Clubs and SportsMed. The increase in direct expenses at our existing Clubs and SportsMed was due to increased ancillary cost of goods sold of $328,000, increased utility expenses of $138,000, increased payroll and payroll related expenses of $304,000 and increased other operating expenses of $105,000.

     Our selling, general and administrative expenses were $3.5 million for the three months ended March 31, 2001, versus $2.2 million for the same period in 2000. Selling costs increased by $591,000 and our general and administrative costs increased by $666,000. The increase in selling costs was primarily the result of increased advertising and promotion costs at the new Clubs opened in 2000. The increase in general and administrative costs was due to a $300,000 increase in legal fees associated with litigation we are currently involved in (see Part II, Item 1. --- Legal Proceedings), a $261,000 decrease in support service reimbursements we recorded for managing the Spectrum Clubs and a $105,000 increase in rent at the Company's corporate office in Los Angeles, California.

     Our depreciation and amortization expenses were $2.8 million for the three months ended March 31, 2001, versus $1.1 million for the same period in 2000. An increase of $1.6 million resulted from the opening of the three new Sports Clubs/LA in 2000 and an increase of $104,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 2000 and 2001.

     Pre-opening expenses were $958,000 for the three months ended March 31, 2001, versus $2.5 million for the same period in 2000. Pre-opening expenses by Club during the three months ended March 31, 2001 were $478,000 at The Sports Club/LA in San Francisco, $465,000 at The Sports Club/LA in Boston and $15,000 at other Clubs in the pre-development stage. Pre-opening expenses by Club during the three months ended March 31, 2000 were $672,000 at The Sports Club/LA in Manhattan's Upper East Side, $1.5 million at The Sports Club/LA at Rockefeller Center, and $290,000 at The Sports Club/LA in Washington D.C.

     We incurred net interest expense of $3.1 million in the three months ended March 31, 2001 compared to $1.0 million for the same period in 2000, an increase of $2.1 million. Net interest expense increased by $1.1 million due to a decrease in interest capitalized on Sports Clubs under construction during 2001, by $891,000 due to decreased interest earned on reduced cash balances and by $140,000 due to increased interest expense as a result of additional equipment financing loans.

     We recorded non-recurring income of $395,000 in the quarter ended March 31, 2001, compared to non-recurring expense of $1.5 million for the same period in 2000. The non-recurring income in 2001 is the result of the reversal of accrued interest expense related to the settlement of the Park Place Entertainment Corporation litigation (see Part II, Item1. Legal Proceedings). As part of the settlement we are no longer required to pay the accrued interest due on the Note. The non-recurring charge of $1.5 million in the first quarter of 2000 was for attorney's fees, settlement and administrative costs related to the settlement of a class action lawsuit against The Sports Club/LA in Los Angeles.

     Our estimated federal and state income tax benefit rate was 36% for the three months ended March 31, 2001 and 40% for the three months ended March 31, 2000, resulting in a net loss of $4.6 million for the three months ended March 31, 2001, and in a net loss of $2.2 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and Credit Availability. On March 31, 2001, our cash balance was $10.6 million. Of this amount, $6.7 million has been segregated into a disbursement escrow account and is specifically restricted to funding the development of new Clubs. At March 31, 2001, $750,000 of our cash balance is the property of the Reebok Sports Club/NY Partnership and such cash is designated for payment to our partners as a priority partnership distribution under the Partnership Agreement.

           Our bank credit facility is a $15.0 million credit agreement with a maturity date of May 31, 2001. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/4% or the bank's prime rate. Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $5.0 million. At March 31, 2001, we were in default under a financial covenant required by the bank credit agreement and therefore are unable to receive advances under the credit facility. We are currently negotiating with the bank to renew the credit agreement and upon a successful renewal of the agreement, we would once again be permitted to receive advances. While we are optimistic that we will be able to renew our credit facility on reasonable terms and conditions, there can be no assurance that such renewal will occur or that the terms and conditions applicable to the renewal will be reasonable to us. At March 31, 2001, no borrowings were outstanding under this credit facility but $6.2 million was utilized in the form of outstanding letters of credit.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. As of March 31, 2001, we had $7.0 million outstanding and would be allowed to finance an additional $3.0 million of equipment purchases.

     We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with intentions of building The Sports Club/LA - Houston on the site. We have decided to sell the Houston property and have received two offers that are within our expected selling price range.

     Our operating loss from 2000 will result in a $1.9 million tax refund to the Company that we anticipate receiving in the third quarter of 2001. That amount will be available for general corporate purposes.

     Operating Cash Flow. During the three months ended March 31, 2001, we used $5.7 million of cash for operating activities. This was composed of $1.0 million of operating cash flow, less our $5.7 million semi-annual interest payment under the Senior Secured Notes and $1.0 million of pre-opening expenses at several new locations.

     All our mature Sports Clubs generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. Because we have three recently opened Clubs and two Clubs currently in development, we required outside cash to fund our operating activities in the first quarter of 2001. We expect this trend to continue until the three Clubs that we opened in 2000 and the two Clubs that will open in 2001 generate positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs.

     New Club Developments. On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Secured Notes"), with interest due semi-annually. We used $37.6 million of the proceeds to repay existing indebtedness. The balance is being used to develop new Clubs and for general corporate purposes. Pursuant to the terms of the indenture dated April 1, 1999 (the "Indenture") entered into in connection with the issuance of the Senior Secured Notes, there is currently $6.7 million segregated into a disbursement escrow account which is specifically restricted to funding the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which as of March 31, 2001, restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations.

     In 2000 we completed construction of The Sports Club/LA at three new sites, which opened in February, September and October of 2000. As of March 31, 2001, approximately $2.8 million of construction and equipment costs remain unpaid on these developments.

     We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively "Millennium") with respect to the development of The Sports Club/LA in San Francisco and Boston. In March 2001, we amended those leases to provide for additional landlord contributions of $11.5 million towards the construction of these facilities, and a $5.0 million general landlord contribution. Millennium owns approximately 29.6% of our outstanding Common Stock. Our portion of the remaining aggregate development costs for these Clubs is currently estimated to be approximately $4.9 million. Equipping these Clubs will require an additional $3.5 million. The Sports Club/LA in Boston and San Francisco are expected to open in the third and fourth quarters of 2001, respectively. The lease amendments with Millennium also provide that after we receive a management fee equal to 6% of all revenues, an amount equal to our investment in the Club and an 11% annual return on the investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, previously was 20% for each of these Cubs. Under the amended lease agreements, their percentage increases to 25% for each of the Washington and Boston Clubs and 60% for the San Francisco Club.

     Other Capital Requirements. In connection with our acquisition of the rights to develop The Sports Club/LA in Manhattan's Upper East Side, we issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. These payments were not made because we believed that we had various claims against the seller relating to the purchase of the property, which offset the money owed on the note. We have reached an agreement with the holder to pay an aggregate of $2,350,000 with $600,000 payable on May 20, 2001 and $112,000 payable each month through June 2002 with a final payment of $294,000 due in July 2002.

     In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Equipment financing and operating cash flow have historically funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $1.4 million during the next 12 months to upgrade our management information systems and $1.0 million to complete construction of the restaurant at The Sports Club/LA on Manhattan's Upper East Side.

     Our net proceeds from the sale of the Spectrum Clubs were approximately $38.0 million. To the extent the net proceeds were not reinvested in assets related to our business before December 3, 2000, the Indenture requires us to make an excess proceeds offer and apply the unused net proceeds to retire Senior Secured Notes, unless the remaining net proceeds are less than $10.0 million. At December 3, 2000, the remaining excess proceeds were below the $10.0 million threshold and therefore no excess proceeds offer under the Indenture was required to be made. To the extent we sell additional assets, those proceeds would also be subject to the excess proceeds provision of the Indenture.

     Summary. To fund anticipated operating losses, complete the development projects under construction and meet our other capital requirements, we expect to use our cash and restricted cash balances, available equipment financing and will need to successfully renew and utilize a significant portion of our bank credit facility. Because we are in default of a financial covenant in the bank credit agreement, we are currently prohibited from receiving advances under the credit agreement. We are presently negotiating with the bank to renew the facility, however, there is no assurance that we will be able to renew our current bank arrangement with acceptable terms or find a suitable replacement facility. If we are unable to renew our bank credit facility (or are able to renew it but on terms and conditions less favorable to us than presently exist); incur costs at our Clubs under development that exceed our construction budgets; incur operating losses in excess of current estimates; do not achieve membership levels at newly opened Clubs as projected; fail to secure equipment financing; or there are other adverse developments, we would not have sufficient cash to meet our operating and capital requirements. To generate additional cash we would be required to sell assets, restructure or limit our current development plans and/or raise additional funds.

     Additional funds will be required to undertake any future acquisitions or the development of additional new Clubs. The Indenture currently prohibits us from incurring any additional indebtedness other than the amounts permitted under our bank credit agreement and equipment financing limits. We may seek to raise funds through an offering of equity securities, asset sales or other means subject to the restrictions in the Indenture. We may also consider entering into joint venture, partnership agreements (subject to the restrictions of the Indenture) or management agreements for the purpose of developing new Clubs.

     There can be no assurance that we will be able to obtain alternative financing or raise additional funds through an equity offering, asset sales or other transaction, or that any such transaction or arrangement would be on terms reasonable to us. Any restructuring of our Company or limitation on development of new Clubs may have a material adverse effect on our operations and financial results.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation ("Park Place") filed an action against us for money due on a promissory note. Park Place was the holder of a purchase money promissory note in the amount of $2,666,666 (the "Note") given to Hilton Hotels Corporation ("Hilton") in connection with our 1998 acquisition of the site for The Sports Club/LA - Upper East Side (the "Club"). We believed we had various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleged that no basis existed which excused us from the timely payment of installments on the Note and sought damages in the amount of $2,666,666 plus interest, attorneys' fees and costs of the suit. On April 24, 2001, we agreed to settle the litigation for $2,350,000. We will pay Park Place $600,000 in May 2001, monthly payments of $112,000 commencing in June 2001 and continuing through June 2002 and a final payment of $294,000 in July 2002.

     Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. ("Plaintiff") filed a Summons and Complaint ("Original Complaint") commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against us and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from us in excess of $3,625,000 for tortious interference with contract and conspiracy. We are vigorously contesting all aspects of this case. On November 21, 2000, we filed a motion to dismiss Plaintiff's two causes of action. The motion to dismiss was denied by the Court on May 3, 2001 and the case will proceed to trial. As a result, we are unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

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

     Other Matters. We are involved in various claims and lawsuits incidental to our business, including claims arising from accidents. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or results of operations.

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




                                    THE SPORTS CLUB COMPANY, INC.


Date: May 14, 2001                  by    /s/ Rex A. Licklider
                                          --------------------------------------
                                          Rex A. Licklider
                                          Vice Chairman of the Board
                                          And Co-Chief Executive Officer
                                          (Principal Executive Officer)




Date: May 14, 2001                  by    /s/ Timothy M. O'Brien
                                          --------------------------------------
                                          Timothy M. O'Brien
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)