Form 10-Q
period 2001-06-30
SPORTS CLUB CO INC
filed 2001-08-13
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001
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

Yes [X]          No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares
Outstanding at
Class	August 13, 2001

Common Stock, par value $.01 per share	17,963,205

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2000 and June 30, 2001
(Amounts in thousands, except share data)
(Unaudited)

	December 31,	June 30,
ASSETS	2000	2001

Current assets:

Cash and cash equivalents	$11,059	$1,943

Accounts receivable, net of allowance for doubtful accounts of $671 and $495 at December 31, 2000 and June 30, 2001	3,625	4,242

Inventories	2,854	2,355

Other current assets	3,281	3,147

Total current assets	20,819	11,687

Property and equipment, at cost, net of accumulated depreciation and amortization of $19,376 and $24,570 at December 31, 2000 and June 30, 2001	169,927	171,017

Costs in excess of net assets acquired, less accumulated amortization of $2,037 and $2,284 at December 31, 2000 and June 30, 2001	15,296	15,049

Restricted cash	6,996	3,655

Other assets, at cost, net	8,962	14,692

	$222,000	$216,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current installments of notes payable and equipment financing loans	$4,742	$3,274

Accounts payable	1,926	2,873

Accrued liabilities	9,049	8,986

Deferred membership revenues	12,019	13,208

Total current liabilities	27,736	28,341

Notes payable and equipment financing loans, less current installments	105,589	104,824

Deferred lease obligations	2,284	4,848

Minority interest	600	600

Total liabilities	136,209	138,613

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $.01 par value, 40,000,000 shares authorized; 21,052,717 and 21,054,717 shares issued and outstanding at December 31, 2000 and June 30, 2001	211	211

Additional paid-in capital	102,743	102,747

Accumulated deficit	(1,421)	(9,911)

Less: Treasury stock, at cost, 3,156,074 and 3,091,512 shares at December 31, 2000 and June 30, 2001	(15,742)	(15,560)

Net shareholders’ equity	85,791	77,487

	$222,000	$216,100

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months ended June 30, 2000 and 2001
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenues	$18,279	$25,076	$35,126	$48,622

Operating expenses:

Direct	14,161	21,314	26,191	42,059

Selling, general and administrative	2,281	3,402	4,503	6,881

Depreciation and amortization	1,447	2,721	2,591	5,564

Pre-opening expenses	1,642	1,141	4,132	2,099

Total operating expenses	19,531	28,578	37,417	56,603

Loss from operations	(1,252)	(3,502)	(2,291)	(7,981)

Other income (expense):

Net interest expense	(1,282)	(3,043)	(2,288)	(6,121)

Minority interests	(37)	(37)	(75)	(75)

Non-recurring income (expense)	—	—	(1,476)	395

Loss before income tax benefit	(2,571)	(6,582)	(6,130)	(13,782)

Income tax benefit	(988)	(2,733)	(2,371)	(5,291)

Net loss	$(1,583)	$(3,849)	$(3,759)	$(8,491)

Net loss per share:
Basic and diluted	$(0.09)	$(0.21)	$(0.21)	$(0.47)

Weighted average shares outstanding:

Basic and diluted	17,776	17,926	17,748	17,911

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2000 and 2001
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

Cash flows from operating activities:

Net loss	$(3,759)	$(8,491)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,591	5,564

Deferred tax benefit	(2,371)	(5,401)

(Increase) decrease in:

Accounts receivable, net	(630)	(617)

Inventories	(358)	499

Other current assets	584	134

Other assets	(445)	(362)

Increase (decrease) in:

Accounts payable	(1,019)	947

Accrued liabilities	(397)	119

Deferred membership revenues	1,054	1,189

Deferred lease obligations	1,551	2,564

Net cash used in operating activities	(3,199)	(3,855)

Cash flows from investing activities:

Capital expenditures	(34,522)	(6,723)

Decrease in restricted cash	13,804	3,341

Distributions from unconsolidated subsidiary	—	32

Decrease in due from affiliates	130	—

Net cash used in investing activities	(20,588)	(3,350)

Cash flows from financing activities:

Exercise of employee stock options	61	5

Proceeds from notes payable and equipment financing loans	3,298	—

Repayments of notes payable and equipment financing loans	(416)	(1,916)

Net cash provided by (used in) financing activities	2,943	(1,911)

Net decrease in cash and cash equivalents	(20,844)	(9,116)

Cash and cash equivalents at beginning of period	36,107	11,059

Cash and cash equivalents at end of period	$15,263	$1,943

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,751	$6,029

Cash paid for income taxes	$921	$489

     See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and June 30, 2001

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2000, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results anticipated for the fiscal year ending December 31, 2001.

2. Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2001, unrestricted cash and cash equivalents were $1.9 million.

3. Restricted Cash

     The Company considers cash, cash equivalents and other short-term investments that are specifically designated for the development of new Clubs as restricted cash. At June 30, 2001, restricted cash was $3.7 million, all of which has been segregated into a disbursement escrow account. The cash in the disbursement escrow account is primarily invested in overnight U.S. Treasury obligations.

4. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

	December 31,	June 30,
	2000	2001

	(Amounts in thousands)

Senior Secured Notes (a)	$100,000	$100,000

Equipment financing loans (b)	7,664	6,461

Note payable (c)	2,667	1,637

	110,331	108,098

Less current installments	4,742	3,274

	$105,589	$104,824

(a)  On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”).

The Senior Secured Notes are secured by substantially all of the Company’s assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) which includes certain covenants which as of June 30, 2001, restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities, the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principal amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a “change in control”, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

(b)  The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 9% and 10%.

(c)  This note was issued in connection with the acquisition of The Sports Club/LA site in Manhattan’s Upper East Side. The note agreement provided for two equal principal payments of $1,333,333 in April 1999 and April 2000. The Company defaulted on this entire note payable believing it had various claims against the seller in connection with the repair and refurbishing of the Club. This matter was settled in April 2001. The Company has agreed to pay an aggregate of $2,350,000 with $600,000 payable on May 20, 2001 and $112,000 payable each month through June 2002 with a final payment of $294,000 due in July 2002. As of June 30, 2001, the Company has made all scheduled payments required by the settlement.

5. Bank Credit Facility

     On July 3, 2001, the Company renewed its $15.0 million bank credit facility. The facility matures on May 31, 2002 and bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank’s prime rate. The loans are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas, and are guaranteed by the Company’s three major stockholders. The agreement requires the Company to maintain certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. The Company is in compliance with all required covenants.

     At June 30, 2001, no borrowings were outstanding under this credit facility but $6.2 million was utilized in the form of outstanding letters of credit.

6. Net Loss per Share

     Basic loss per share represents the net loss divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. At June 30, 2001, there were 1,537,548 anti-dilutive common stock equivalents and at June 30, 2000, there were 756,560 anti-dilutive common stock equivalents.

7. Income Tax Benefit

     The income tax benefit was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2001.

8. New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 had no impact on the Company’s consolidated financial statements.

     During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years starting after December 15, 2001. The Company has goodwill recorded and is currently evaluating the impact of SFAS No. 142. SFAS No. 141 is not expected to have an impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

Overview

     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     The Sports Club/LA at Rockefeller Center, The Sports Club/LA in Manhattan’s Upper East Side and The Sports Club/LA in Washington D.C. opened in February 2000, September 2000 and October 2000, respectively. As a result of these new Club openings and the high level of pre-opening expenses incurred at two The Sports Club/LA’s currently being developed, results for the three and six months ended June 30, 2001 are not indicative of expected results in future periods. Seasonal factors have not had a significant effect on our operating results. We believe that the recent relatively moderate inflation rate has not significantly impacted our operations.

Results of Operations

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

     Our revenues for the three months ended June 30, 2001 were $25.1 million, compared to $18.3 million for the comparable period in 2000, an increase of $6.8 million or 37.2%. Revenue increased by $5.5 million as a result of the opening of two new Sports Clubs in September and October of 2000; by $776,000 as a result of increased membership levels at The Sports Club/LA at Rockefeller Center, which opened in February of 2000; and by $543,000 at our other Sports Clubs and our SportsMed subsidiary. The revenue increase at our other Sports Clubs and SportsMed was due to increased Club membership dues and ancillary revenues resulting from increased membership levels.

     Our direct operating expenses increased by $7.1 million to $21.3 million in the three months ended June 30, 2001, versus $14.2 million for the same period in 2000. Direct operating expenses increased by $6.3 million as a result of the two new Clubs opened in the third and fourth quarters of 2000; by $146,000 as a result of the membership growth at The Sports Club/LA at Rockefeller Center; and by $754,000 at our other Clubs and SportsMed. The increase in direct expenses at our other Clubs and SportsMed was due to increased utility expenses of $115,000, increased payroll and payroll related expenses of $327,000 and increased other operating expenses of $312,000.

     Our selling, general and administrative expenses were $3.4 million for the three months ended June 30, 2001, versus $2.3 million for the same period in 2000. Selling costs increased by $540,000 and our general and administrative costs increased by $581,000. The increase in selling costs was primarily the result of increased advertising and promotion costs at the three new Clubs opened in 2000. The increase in general and administrative costs was due to a $355,000 increase in legal fees; a $352,000 increase in payroll costs, that is primarily the result of a decrease in support service reimbursements we received in 2000 for managing the Spectrum Clubs; offset by a $126,000 decrease in other miscellaneous general and administrative costs.

     Our depreciation and amortization expenses were $2.7 million for the three months ended June 30, 2001, versus $1.4 million for the same period in 2000. An increase of $1.2 million resulted from the opening of the three new Clubs in 2000 and an increase of $107,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 2000 and 2001.

     Pre-opening expenses were $1.1 million for the three months ended June 30, 2001, versus $1.6 million for the same period in 2000. Pre-opening expenses by Club during the three months ended June 30, 2001 were $481,000 at The Sports Club/LA in San Francisco, $651,000 at The Sports Club/LA in Boston and $9,000 at other Clubs in the pre-development stage. Pre-opening expenses by Club during the three months ended June 30, 2000 were $771,000 at The Sports Club/LA in Manhattan’s Upper East Side, $268,000 at The Sports Club/LA at Rockefeller Center, $506,000 at The Sports Club/LA in Washington D.C. and $97,000 at other Clubs in the pre-development stage.

     We incurred net interest expense of $3.0 million in the three months ended June 30, 2001 compared to $1.3 million for the same period in 2000, an increase of $1.7 million. Net interest expense increased by $886,000 due to a decrease in interest capitalized on Sports Clubs under construction, by $769,000 due to decreased interest earned on reduced cash balances and by $106,000 due to increased interest expense as a result of additional equipment financing loans.

     Our estimated federal and state income tax benefit rate is currently 39% for the year ended December 31, 2001. In the second quarter of 2001, the income tax benefit was adjusted to compensate for a 36% income tax benefit rate that was used in the first quarter of 2001 and this resulted in a net loss for the three months ended June 30, 2001, of $3.8 million. The income tax benefit rate used for the second quarter of 2000 was 40%, resulting in a net loss of $1.6 million for the three months ending June 30, 2000. The effective tax rate is subject to on-going review and evaluation by management.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000.

     Our revenues for the six months ended June 30, 2001, were $48.6 million, compared to $35.1 million for the comparable period in 2000, an increase of $13.5 million or 38.4%. Revenue increased by $12.7 million as a result of the opening of three new Sports Clubs in 2000 and by $757,000 at our existing Sports Clubs and our SportsMed subsidiary. The revenue increase at our existing Clubs and our SportsMed subsidiary was due to increased Club membership dues and ancillary revenues resulting from increased membership levels.

     Our direct operating expenses increased by $15.9 million to $42.1 million in the six months ended June 30, 2001, versus $26.2 million for the same period in 2000. Direct operating expenses increased by $14.3 million as a result of the three new Clubs opened in 2000. Direct operating expenses increased by $1.6 million at our existing Sports Clubs and SportsMed. The increase in direct expenses at our existing Clubs and SportsMed was due to increased utility expenses of $252,000, increased payroll and payroll related expenses of $900,000 and increased other operating expenses of $470,000.

     Our selling, general and administrative expenses were $6.9 million for the six months ended June 30, 2001, versus $4.5 million for the same period in 2000. Selling costs increased by $1.1 million and our general and administrative costs increased by $1.3 million. The increase in selling costs was primarily the result of increased advertising and promotion costs at the new Clubs opened in 2000. The increase in general and administrative costs was due to a $712,000 increase in legal fees; a $691,000 increase in payroll costs that is primarily the result of a decrease in support service reimbursements we received for managing the Spectrum Clubs in 2000; offset by a $156,000 decrease in other miscellaneous general and administrative costs.

     Our depreciation and amortization expenses were $5.6 million for the six months ended June 30, 2001, versus $2.6 million for the same period in 2000. An increase of $2.8 million resulted from the opening of the three new Clubs in 2000 and an increase of $211,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 2000 and 2001.

     Pre-opening expenses were $2.1 million for the six months ended June 30, 2001, versus $4.1 million for the same period in 2000. Pre-opening expenses by Club during the six months ended June 30, 2001 were $959,000 at The Sports Club/LA in San Francisco, $1.1 million at The Sports Club/LA in Boston and $24,000 at other Clubs in the pre-development stage. Pre-opening expenses by Club during the six months ended June 30, 2000 were $1.4 million at The Sports Club/LA in Manhattan’s Upper East Side, $1.8 million at The Sports Club/LA at Rockefeller Center, $796,000 at The Sports Club/LA in Washington D.C. and $113,000 at other Sports Clubs in the pre-development stage.

     We incurred net interest expense of $6.1 million in the six months ended June 30, 2001 compared to $2.3 million for the same period in 2000, an increase of $3.8 million. Net interest expense increased by $1.9 million due to a decrease in interest capitalized on Sports Clubs under construction, by $1.6 million due to decreased interest earned on reduced cash balances and by $328,000 due to increased interest expense as a result of additional equipment financing loans.

     We recorded non-recurring income of $395,000 in the six months ended June 30, 2001, compared to non-recurring expense of $1.5 million for the same period in 2000. The non-recurring income in 2001 is the result of the reversal of accrued interest expense related to the settlement of the Park Place Entertainment Corporation litigation. As part of the settlement we are no longer required to pay the accrued interest due on the Note. The non-recurring charge of $1.5 million in the first six months of 2000 was for attorney’s fees, settlement and administrative costs related to the settlement of a class action lawsuit against The Sports Club/LA in Los Angeles.

     Our estimated federal and state income tax benefit rate was 39% for the six months ended June 30, 2001 and 40% for the six months ended June 30, 2000, resulting in a net loss of $8.5 million for the six months ended June 30, 2001, and in a net loss of $3.8 million for the same period in 2000. The effective tax rate is subject to on-going review and evaluation by management.

Liquidity and Capital Resources

     Cash and Credit Availability. On June 30, 2001, our cash balance was $5.6 million. Of this amount, $3.7 million has been segregated into a disbursement escrow account and is specifically restricted to funding the development of new Clubs. At June 30, 2001, $1.5 million of our cash balance is the property of the Reebok-Sports Club/NY Partnership and such cash is designated for payment to our partners as a priority partnership distribution under the Partnership Agreement.

     Our bank credit facility is a $15.0 million credit agreement with a maturity date of May 31, 2002. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/4% or the Bank’s prime rate. Under the terms of the Indenture (as defined below), we are currently allowed to increase our existing bank facility by $5.0 million. We are currently in compliance with all covenants required by our bank credit facility. At June 30, 2001, no borrowings were outstanding under this credit facility but $6.2 million was utilized in the form of outstanding letters of credit.

     On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Secured Notes”), with interest due semi-annually. We used $37.6 million of the proceeds to repay existing indebtedness. Pursuant to the terms of the indenture dated April 1, 1999 (the “Indenture”) entered into in connection with the issuance of the Senior Secured Notes, there is currently $3.7 million segregated into a disbursement escrow account that is specifically restricted to funding the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which as of June 30, 2001, restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At June 30, 2001, we had $6.5 million outstanding and would be allowed to finance an additional $3.5 million of equipment purchases.

     We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with intentions of building The Sports Club/LA — Houston on the site. We have decided to sell the Houston property and have received two offers that are within our expected selling price range.

     Our operating loss from 2000 will result in a $1.9 million tax refund that we anticipate receiving in the third quarter of 2001. That amount will be available for general corporate purposes.

     Operating Cash Flow. During the six months ended June 30, 2001, we used $3.9 million of cash for operating activities. This was composed of $3.9 million of operating cash flow, less our $5.7 million semi-annual interest payment under the Senior Secured Notes and $2.1 million of pre-opening expenses at several new locations.

     All our mature Sports Clubs generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. Because we have three recently opened Clubs and two Clubs currently in development, we required outside cash to fund our operating activities during the first six months of 2001. We expect this trend to continue until the three Clubs that we opened in 2000 and the two Clubs that will open in 2001 generate positive cash flows. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club achieves positive cash flow. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs.

     New Club Developments. In 2000 we completed construction of The Sports Club/LA at three new sites. As of June 30, 2001, approximately $1.4 million of construction and equipment costs remain unpaid on these developments.

     We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively “Millennium”) with respect to the development of The Sports Club/LA in San Francisco and Boston. In March 2001, we amended those leases to provide for additional landlord contributions of $11.5 million towards the construction of these facilities, and a $5.0 million general landlord contribution. Millennium owns approximately 29.6% of our outstanding Common Stock. Our portion of the remaining aggregate development costs for these Clubs is currently estimated to be approximately $3.8 million. Equipping these Clubs will require an additional $2.2 million. The Sports Club/LA in Boston and San Francisco are expected to open in the third and fourth quarters of 2001, respectively. The lease amendments with Millennium also provide that after we receive a management fee equal to 6% of all revenues, an amount equal to our investment in the Club and an 11% annual return on the investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium’s percentage of the excess cash flow, as defined, previously was 20% for each of these Cubs. Under the amended lease agreements, their percentage increases to 25% for each of the Washington and Boston Clubs and 60% for the San Francisco Club.

     Other Capital Requirements. In connection with our acquisition of the rights to develop The Sports Club/LA in Manhattan’s Upper East Side, we issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. These payments were not made because we believed that we had various claims against the seller relating to the purchase of the property, which offset the money owed on the note. We reached an agreement with the holder to pay an aggregate of $2,350,000. The initial payment of $600,000 was made on May 20, 2001 and the first of thirteen monthly installments of $112,000 was made on June 20, 2001. A final payment of $294,000 is due in July 2002.

     In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Equipment financing and operating cash flow have historically funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $1.0 million during the next 12 months to upgrade our management information systems and $1.2 million to complete construction of the restaurant at The Sports Club/LA on Manhattan’s Upper East Side.

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

     Summary. To fund anticipated operating losses, complete the development projects under construction and meet our other capital requirements, we expect to use our cash and restricted cash balances, available equipment financing and will need to utilize a significant portion of our bank credit facility. If we incur costs at our Clubs under development that exceed our construction budgets; incur operating losses in excess of current estimates; do not achieve membership levels at newly opened Clubs as projected; fail to secure equipment financing; or there are other adverse developments, we would not have sufficient cash to meet our operating and capital requirements. To generate additional cash we would be required to sell assets, restructure or limit our current development plans and/or raise additional funds.

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

Forward Looking Statements

     From time to time we make “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words “may,” “will,” “estimate,” “continue,” “believe,” “expect” or “anticipate” and other similar words. The forward-looking statements generally appear in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon managements’ reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:

•	the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of the Senior Secured Notes,

•	our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for sports and fitness club services generally and competitive pricing trends in the sports and fitness market,

•	our ability to successfully develop new sports and fitness clubs,

•	disputes or other problems arising with our development partners or landlords,

•	changes in economic, competitive, demographic and other conditions in the geographic areas in which we operate, including business interruptions resulting from earthquakes or other causes,

•	competition,

•	changes in personnel or compensation, and

•	changes in statutes and regulations or legal proceedings and rulings.

     We will not update forward-looking statements even though our situation may change in the future.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Park Place Entertainment Corporation v. The Sports Club Company, Inc. (Los Angeles Superior Court). On December 23, 1999, Park Place Entertainment Corporation (“Park Place”) filed an action against us for money due on a promissory note. Park Place was the holder of a purchase money promissory note in the amount of $2,666,666 (the “Note”) given to Hilton Hotels Corporation (“Hilton”) in connection with our 1998 acquisition of the site for The Sports Club/LA — Upper East Side (the “Club”). We believed we had various claims in connection with the repair and refurbishing of the Club which offset the money owed on the Note. Park Place alleged that no basis existed which excused us from the timely payment of installments on the Note and sought damages in the amount of $2,666,666 plus interest, attorneys’ fees and costs of the suit. On April 24, 2001, we agreed to settle the litigation for $2,350,000. An initial payment of $600,000 was made on May 20, 2001 and the first of thirteen monthly installments of $112,000 was made on June 20, 2001. A final payment of $294,000 is due in July 2002.

     Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. (“Plaintiff”) filed a Summons and Complaint (“Original Complaint”) commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against us and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from us in excess of $3,625,000 for tortious interference with contract and conspiracy. On July 12, 2001, after a six-day bench trial, the court granted us a directed verdict dismissing the Amended Complaint with prejudice. To date, Plaintiff has not exercised or indicated a willingness to exercise any post-trial or appellate remedies. As a result, we are unable, at this time, to estimate the likelihood that Plaintiff will eventually prevail in this matter.

     336 Spa Park Inc. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20, 2000, 336 Spa Park Inc. (“Plaintiff”) filed a Summons and Complaint (“Complaint”) commencing an action against us for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. On January 2, 2001, Plaintiff filed and served its Second Amended Complaint. Plaintiff is seeking damages against us in an amount to be determined at trial, but not less than $100,000. We intend to contest this action vigorously and discovery is now proceeding. As a result, we are unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

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

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The 2001 Annual Meeting of Stockholders of the Company was held on May 21, 2001. The following matters were submitted to stockholders for a vote:

	For	Against	Abstained

	(Shares Voted)
The election of Brian J. Collins as a Class I director to serve for three years	16,506,803	1,040	0

The election of Andrew L. Turner as a Class I director to serve for three years	16,404,603	103,240	0

The adoption of the Company’s 2001 Employee Stock Purchase Plan	11,093,892	421,790	124,305

The adoption of the Company’s 2001 Incentive Stock Plan	10,795,548	586,134	258,305

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     The following report on Form 8-K has been filed since March 31, 2001:

     On July 17, 2001, we filed a report on Form 8-K announcing the renewal, on July 3, 2001, of our $15.0 million credit agreement with Comerica Bank — California. The new credit facility matures on May 31, 2002 and bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank’s prime rate. Outstanding borrowings under the new credit facility are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas, and are guaranteed by our three major shareholders. To secure the guarantee, we entered into an Indemnification and Contribution Agreement with the three guarantors. This agreement provides for the payment of a commitment fee equal to one percent of the aggregate amount of the credit facility and for the payment of a usage fee equal to two percent of the average annual outstanding advances under the credit facility. Fees and indemnification payments may be paid, at our option, in either cash or our common stock. We also agreed to hold each guarantor free and harmless from any claims which any guarantor may be subject to or incur under the guarantee. We also announced the approval by our Board of Directors of an amendment to our Stockholder Rights Plan. The Amendment provides that the Rights Plan will not be triggered as a result of the acquisition of any shares issued to any guarantor pursuant to the Indemnification and Contribution Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTS CLUB COMPANY, INC.

Date: August 13, 2001	by	/s/ Rex A. Licklider

Rex A. Licklider Vice Chairman of the Board And Co-Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2001	by	/s/ Timothy M. O’Brien

Timothy M. O’Brien Chief Financial Officer (Principal Financial and Accounting Officer)