Form 10-Q
period 2001-09-30
SPORTS CLUB CO INC
filed 2001-11-09
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
Commission File # 1-13290

THE SPORTS CLUB COMPANY, INC.

A Delaware corporation — I.R.S. No. 95-4479735

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

Yes [X]     No [    ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Shares Outstanding at November 9, 2001

Common Stock, par value $.01 per share	17,963,205

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2000 and September 30, 2001
(Amounts in thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$11,059	$2,456
Accounts receivable, net of allowance for doubtful accounts of $671 and $453 at December 31, 2000 and September 30, 2001	3,625	4,156
Inventories	2,854	1,981
Other current assets	3,281	1,404

Total current assets	20,819	9,997
Property and equipment, at cost, net of accumulated depreciation and amortization of $19,376 and $27,316 at December 31, 2000 and Sept. 30, 2001	169,927	175,989
Costs in excess of net assets acquired, less accumulated amortization of $2,037 and $2,408 at December 31, 2000 and September 30, 2001	15,296	14,925
Restricted cash	6,996	388
Deferred tax assets	2,526	11,004
Other assets, at cost, net	6,436	6,080

	$222,000	$218,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable and equipment financing loans	$4,742	$10,104
Accounts payable	1,926	2,865
Accrued liabilities	9,049	7,521
Deferred membership revenues	12,019	13,903

Total current liabilities	27,736	34,393
Notes payable and equipment financing loans, less current installments	105,589	104,456
Deferred lease obligations	2,284	6,131
Minority interest	600	600

Total liabilities	136,209	145,580
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,052,717 and 21,054,717 shares issued and outstanding at December 31, 2000 and September 30, 2001	211	211
Additional paid-in capital	102,743	102,747
Accumulated deficit	(1,421)	(14,595)
Treasury stock, at cost, 3,156,074 and 3,091,512 shares at December 31, 2000 and September 30, 2001	(15,742)	(15,560)

Net shareholders’ equity	85,791	72,803

	$222,000	$218,383

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months ended September 30, 2000 and 2001
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues	$18,596	$24,041	$53,722	$72,663
Operating expenses:
Direct	14,064	20,417	40,255	62,476
Selling, general and administrative	2,615	2,864	7,118	9,745
Depreciation and amortization	1,536	2,873	4,127	8,436
Pre-opening expenses	2,700	2,391	6,832	4,491

Total operating expenses	20,915	28,545	58,332	85,148

Loss from operations	(2,319)	(4,504)	(4,610)	(12,485)
Other income (expense):
Net interest expense	(1,267)	(3,103)	(3,555)	(9,225)
Minority interests	(38)	(38)	(113)	(113)
Non-recurring income (expense)	—	—	(1,476)	397

Loss before income tax benefit	(3,624)	(7,645)	(9,754)	(21,426)
Income tax benefit	(1,410)	(2,962)	(3,781)	(8,252)

Net loss	$(2,214)	$(4,683)	$(5,973)	$(13,174)

Net loss per share:
Basic and diluted	$(0.12)	$(0.26)	$(0.34)	$(0.73)

Weighted average shares outstanding:
Basic and diluted	17,776	17,963	17,758	17,929

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2000 and 2001
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(5,973)	$(13,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,127	8,436
Deferred tax benefit	(3,982)	(8,478)
(Increase) decrease in:
Accounts receivable, net	(1,188)	(531)
Inventories	(944)	873
Other current assets	903	1,877
Other assets	449	268
Increase (decrease) in:
Accounts payable	(498)	939
Accrued liabilities	(2,445)	(1,291)
Deferred membership revenues	2,245	1,884
Deferred lease obligations	943	3,847

Net cash used in operating activities	(6,363)	(5,350)
Cash flows from investing activities:
Capital expenditures	(52,614)	(14,444)
Decrease in restricted cash	28,907	6,608
Distributions from unconsolidated subsidiary	—	32
Decrease in due from affiliates	128	—

Net cash used in investing activities	(23,579)	(7,804)
Cash flows from financing activities:
Exercise of employee stock options	61	5
Proceeds from notes payable and equipment financing loans	3,298	15,809
Repayments of notes payable and equipment financing loans	(848)	(11,263)

Net cash provided by financing activities	2,511	4,551

Net decrease in cash and cash equivalents	(27,431)	(8,603)
Cash and cash equivalents at beginning of period	36,107	11,059

Cash and cash equivalents at end of period	$8,676	$2,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,511	$11,879

Cash paid for income taxes	$92	$533

Cash received for income tax refund	$—	$1,850

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and September 30, 2001

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2000, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results for the fiscal year ending December 31, 2001.

2. Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2001, unrestricted cash and cash equivalents were $2.5 million of which $2.3 million is the property of the Reebok-Sports Club/NY Partnership and such cash is designated for payment to our partners as a priority partnership distribution under the Partnership Agreement. This priority partnership distribution was paid in October 2001.

3. Restricted Cash

     The Company considers cash, cash equivalents and other short-term investments that are specifically designated for the development of new Clubs as restricted cash. At September 30, 2001, restricted cash was $388,000, all of which has been segregated into a disbursement escrow account. The cash in the disbursement escrow account is primarily invested in overnight U.S. Treasury obligations.

4. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

	December 31,	September 30,
	2000	2001

	(Amounts in thousands)
Senior Secured Notes (a)	$100,000	$100,000
Equipment financing loans (b)	7,664	6,185
Note payable (c)	2,667	1,300
Credit Line (Note 5 Bank Credit Facility)	—	7,075

	110,331	114,560
Less current installments	4,742	10,104

	$105,589	$104,456

(a)  On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”).

     The Senior Secured Notes are secured by substantially all of the Company’s assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) which includes certain covenants which as of September 30, 2001, restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. Prior to March 15, 2002, if the Company publicly offers certain equity securities, the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to 35% of the principal amount of the Senior Secured Notes at 111.375% of their face amount, plus interest. If the Company undergoes a “change in control”, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

(b)  The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 9% and 10%.

(c)  This note was issued in connection with the acquisition of The Sports Club/LA site in Manhattan’s Upper East Side. The note agreement provided for two equal principal payments of $1,333,333 in April 1999 and April 2000. The Company defaulted on this entire note payable believing it had various claims against the seller in connection with the repair and refurbishing of the Club. This matter was settled in April 2001. The Company has agreed to pay an aggregate of $2,350,000 with $600,000 paid in May 2001 and $112,000 payable each month through June 2002 with a final payment of $294,000 due in July 2002. As of September 30, 2001, the Company has made all scheduled payments required by the settlement.

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

     At September 30, 2001, $7.1 million of cash advances were outstanding under this credit facility and $6.2 million was utilized in the form of outstanding letters of credit, leaving $1.7 million available for future borrowings.

6. Net Loss per Share

     Basic loss per share represents the net loss divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the quarter and nine months ended September 30, 2001, there were 1,333,630 and 1,477,418 anti-dilutive common stock equivalents, respectively. For the quarter ended and nine months ended September 30, 2000, there were 1,031,974 and 943,136 anti-dilutive common stock equivalents, respectively.

7. Income Tax Benefit

     The income tax benefit was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at September 30, 2001.

     8. Commitments & Contingencies

     Garrick-Aug Associates Store Leasing, Inc. v. Hirschfeld Realty Club Corporation, 328 E. 61 Corp., The Sports Club Company, Inc. and Elie Hirschfeld, Index No. 601276/99 (New York Supreme Court, County of New York). On March 15, 1999, Garrick-Aug Associates Store Leasing, Inc. (“Plaintiff”) filed a Summons and Complaint (“Original Complaint”) commencing an action to recover brokerage commissions in the Supreme Court of the State of New York, against Hirschfeld Realty Club Corporation and 328 E. 61 Corp. Under the Original Complaint, Plaintiff sought damages in excess of $3,625,000 for breach of contract, declaratory relief, quantum meruit and unjust enrichment. On February 1, 2000, Plaintiff filed and served an Amended Complaint containing the same causes of action in the Original Complaint and adding additional claims against the Company and Elie Hirschfeld. Under the Amended Complaint, Plaintiff seeks damages from the Company in excess of $3,625,000 for tortious interference with contract and conspiracy. On July 12, 2001, after a six-day bench trial, the court granted the Company a directed verdict dismissing the Amended Complaint with prejudice. To date, Plaintiff has not exercised or indicated a willingness to exercise any post-trial or appellate remedies.

     336 Spa Park Inc. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20, 2000, 336 Spa Park Inc. (“Plaintiff”) filed a Summons and Complaint (“Complaint”) commencing an action against the Company for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. On January 2, 2001, Plaintiff filed and served its Second Amended Complaint. Plaintiff is seeking damages against the Company in an amount to be determined at trial, but not less than $100,000. The Company intends to contest this action vigorously and discovery is now proceeding. As a result, the Company is unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

     Other Matters. The Company is involved in various claims and lawsuits incidental to the Company’s business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the Company’s financial condition, cash flow or results of operations.

9. New Accounting Pronouncements

     During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill and certain intangibles ceases upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years starting after December 15, 2001. The Company has goodwill recorded and is currently evaluating the impact of SFAS No. 142. SFAS No. 141 is not expected to have an impact on the Company’s financial position or results of operations. Goodwill amortization for the quarter and nine months ended September 30, 2001, was $124,000 and $371,000, respectively. Goodwill amortization for the quarter and nine months ended September 30, 2000, was $112,000 and $337,000, respectively.

     The Financial Accounting Standards Board recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     The Sports Club/LA at Rockefeller Center, The Sports Club/LA in Manhattan’s Upper East Side, The Sports Club/LA in Washington D.C. and The Sports Club/LA in Boston opened in February 2000, September 2000, October 2000, and September 2001, respectively. As a result of these new Club openings and the high level of pre-opening expenses incurred at these Clubs and The Sports Club/LA in San Francisco that opened in October 2001, results for the three and nine months ended September 30, 2001 are not indicative of expected results in future periods. Seasonal factors have not had a significant effect on our operating results. We believe that the recent relatively moderate inflation rate has not significantly impacted our operations.

Results of Operations

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000.

     Our revenues for the three months ended September 30, 2001 were $24.0 million, compared to $18.6 million for the comparable period in 2000, an increase of $5.4 million or 29.0%. Revenue increased by $5.3 million as a result of the opening of two new Sports Clubs in September and October of 2000; by $742,000 as a result of the opening of The Sports Club/LA in Boston in September of 2001; and by $259,000 as a result of increased membership levels at The Sports Club/LA at Rockefeller Center, which opened in February of 2000; offset by a decrease of $927,000 at our other Sports Clubs and our SportsMed subsidiary. The revenue decrease at our other Sports Clubs and SportsMed was primarily due to the phasing out of our retail operations at some Clubs and a decrease in food and beverage revenue partially due to reducing the operating hours of the grill at Reebok Sports Club/NY.

     Our direct operating expenses increased by $6.3 million to $20.4 million in the three months ended September 30, 2001, versus $14.1 million for the same period in 2000. Direct operating expenses increased by $5.7 million as a result of the three new Clubs opened in 2000 and by $735,000 as a result of the opening of The Sports Club/LA at Boston in September of 2001. Direct expenses at our existing Clubs and our SportsMed subsidiary decreased by $76,000.

     Our selling, general and administrative expenses were $2.9 million for the three months ended September 30, 2001, versus $2.6 million for the same period in 2000. Selling costs decreased by $86,000 in the third quarter of 2001 when compared to the third quarter of 2000. General and administrative costs increased by $335,000 in the third quarter of 2001 compared to the third quarter of 2000. The increase in general and administrative costs resulted from $155,000 of additional legal fees due to litigation we are involved in and the remaining increase was the result of the elimination of support service reimbursements we received in 2000 for managing the Spectrum Clubs and a decrease in development department salaries capitalized related to Clubs under development.

     Our depreciation and amortization expenses were $2.9 million for the three months ended September 30, 2001, versus $1.5 million for the same period in 2000. An increase of $1.2 million resulted from the opening of the three new Clubs in 2000, an increase of $50,000 resulted from the opening of The Sports Club/LA in Boston in September 2001, and an increase of $102,000 occurred at other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 2000 and 2001.

     Pre-opening expenses were $2.4 million for the three months ended September 30, 2001, versus $2.7 million for the same period in 2000. Pre-opening expenses by Club during the three months ended September 30, 2001 were $1.2 million at The Sports Club/LA in San Francisco and $1.2 million at The Sports Club/LA in Boston. Pre-opening expenses by Club during the three months ended September 30, 2000 were $1.6 million at The Sports Club/LA in Manhattan’s Upper East Side, $1.0 million at The Sports Club/LA in Washington D.C. and $100,000 at other Clubs in the pre-development stage.

     We incurred net interest expense of $3.1 million in the three months ended September 30, 2001 compared to $1.3 million for the same period in 2000, an increase of $1.8 million. Net interest expense increased by $1.2 million because we do not capitalize interest costs on Clubs after they are opened. Interest income decreased by $492,000 due to reduced cash balances. We also incurred interest expense of $100,000 under our bank credit facility in the three months ended September 30, 2001.

     Our estimated federal and state income tax benefit rate is currently 39% for the year ended December 31, 2001, resulting in an income tax benefit of $3.0 million for the quarter ended September 30, 2001, and in a net loss for the quarter ended September 30, 2001, of $4.7 million. The income tax benefit rate used for the third quarter of 2000 was 40%, resulting in an income tax benefit of $1.4 million for the quarter ended September 30, 2000, and a net loss of $2.2 million for the quarter ended September 30, 2000. The effective tax rate is subject to on-going review and evaluation by management.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000.

     Our revenues for the nine months ended September 30, 2001, were $72.7 million, compared to $53.7 million for the comparable period in 2000, an increase of $19.0 million or 35.4%. Revenue increased by $18.3 million as a result of the opening of three new Sports Clubs in 2000 and by $742,000 as a result of the opening of The Sports Club/LA in Boston in September 2001. Revenue at our existing Clubs and our SportsMed subsidiary increased by $110,000 but this was offset by a similar decrease in rental income as a result of the sale of the old Spectrum Club Fountain Valley land and building in September 2000.

     Our direct operating expenses increased by $22.2 million to $62.5 million in the nine months ended September 30, 2001, versus $40.3 million for the same period in 2000. Direct operating expenses increased by $20.0 million as a result of the three new Clubs opened in 2000 and $735,000 as a result of the opening of The Sports Club/LA in Boston in September 2001. Direct operating expenses increased by $1.5 million at our existing Sports Clubs and SportsMed. The increase in direct expenses at our existing Clubs and SportsMed was due to increased utility expenses of $247,000, increased payroll and payroll related expenses of $988,000 and increased other operating expenses of $314,000.

     Our selling, general and administrative expenses were $9.7 million for the nine months ended September 30, 2001, versus $7.1 million for the same period in 2000. Selling costs increased by $1.0 million and our general and administrative costs increased by $1.6 million.

     The increase in selling costs was the result of increased advertising and promotion costs at the new Clubs opened in 2000. General and administrative expenses increased by $868,000 due to increased legal fees and increased by another $966,000 due to a decrease in support service reimbursements we received in 2000 for managing the Spectrum Clubs and lower capitalization of salaries and wages on Clubs under development. Corporate office rent increased by $184,000 and general and administrative salaries decreased by $400,000.

     Our depreciation and amortization expenses were $8.4 million for the nine months ended September 30, 2001, versus $4.1 million for the same period in 2000. An increase of $4.0 million resulted from the opening of the four new Clubs in 2000 and 2001 and an increase of $312,000 occurred at other Sports Clubs and SportsMed as a result of capital additions made at these Clubs in 2000 and 2001.

     Pre-opening expenses were $4.5 million for the nine months ended September 30, 2001, versus $6.8 million for the same period in 2000. Pre-opening expenses by Club during the nine months ended September 30, 2001 were $2.2 million at The Sports Club/LA in San Francisco and $2.3 million at The Sports Club/LA in Boston. Pre-opening expenses by Club during the nine months ended September 30, 2000 were $3.0 million at The Sports Club/LA in Manhattan’s Upper East Side, $1.8 million at The Sports Club/LA at Rockefeller Center, $1.8 million at The Sports Club/LA in Washington D.C. and $200,000 at other Sports Clubs in the pre-development stage.

     We incurred net interest expense of $9.2 million in the nine months ended September 30, 2001 compared to $3.6 million for the same period in 2000, an increase of $5.6 million. Net interest expense increased by $3.1 million because we do not capitalize interest costs on Clubs after they are opened. Interest income decreased by $2.1 million due to reduced cash balances. We also incurred additional interest expense of $449,000 on new borrowings in the nine months ended September 30, 2001.

     We recorded non-recurring income of $397,000 in the nine months ended September 30, 2001, compared to non-recurring expense of $1.5 million for the same period in 2000. The non-recurring income in 2001 is the result of the reversal of accrued interest expense related to the settlement of the Park Place Entertainment Corporation litigation. As part of the settlement we are no longer required to pay the accrued interest due on the Note. The non-recurring charge of $1.5 million in the first nine months of 2000 was for attorney’s fees, settlement and administrative costs related to the settlement of a class action lawsuit against The Sports Club/LA in Los Angeles.

     Our estimated federal and state income tax benefit rate was 39% for the nine months ended September 30, 2001 and 40% for the nine months ended September 30, 2000, resulting in an income tax benefit of $8.3 million and a net loss of $13.2 million for the nine months ended September 30, 2001, and in an income tax benefit of $3.8 million and a net loss of $6.0 million for the same period in 2000. The effective tax rate is subject to on-going review and evaluation by management.

Liquidity and Capital Resources

     Cash and Credit Availability. On September 30, 2001, our cash balance was $2.8 million. Of this amount, $388,000 has been segregated into a disbursement escrow account and is specifically restricted to funding the development of new Clubs. At September 30, 2001, $2.3 million of our cash balance is the property of the Reebok-Sports Club/NY Partnership and such cash is designated for payment to our partners as a priority partnership distribution under the Partnership Agreement. This priority partnership distribution was paid in October 2001.

     Our bank credit facility is a $15.0 million credit agreement with a maturity date of May 31, 2002. Advances under our credit facility bear interest at a variable rate of LIBOR plus 21/4% or the Bank’s prime rate. Under the terms of the Indenture (as defined below), we are currently allowed to increase our existing bank facility by $5.0 million. At September 30, 2001, $7.1 million of cash advances were outstanding under this credit facility and $6.2 million was utilized in the form of outstanding letters of credit, leaving $1.7 million available for future advances. We are currently in compliance with all covenants required by our bank credit facility.

     On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Secured Notes”), with interest due semi-annually. Pursuant to the terms of the indenture dated April 1, 1999 (the “Indenture”) entered into in connection with the issuance of the Senior Secured Notes, there is currently $388,000 segregated into a disbursement escrow account that is specifically restricted to funding the development of new Clubs. The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants which as of September 30, 2001, restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At September 30, 2001, we had $6.2 million outstanding and would be allowed to finance an additional $3.8 million with our equipment serving as collateral.

     We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with intentions of building The Sports Club/LA — Houston on the site. We have decided to sell the Houston property, which is currently in escrow. We anticipate that escrow will close in the fourth quarter of 2001 with 25% of the purchase price to be paid to us at that time and the remaining 75% payable to us when the note obligation becomes due on March 1, 2002. In the 4th quarter of 2000 we set up a reserve for the anticipated loss on the sale of the Houston property and at September 30, 2001, the loss reserve is adequate to cover the anticipate loss on the sale of the site.

     Operating Cash Flow. During the nine months ended September 30, 2001, our operations generated $11.0 million of cash flow before pre-opening expenses and interest payments. We incurred $4.5 million in pre-opening expenses for The Sports Club/LA in Boston and San Francisco and made interest payments of $11.9 million, resulting in a net $5.4 million of cash used in operating activities.

     All our mature Sports Clubs generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. As a result of opening three Clubs in 2000 and two Clubs in 2001, our consolidated operating cash flows, for the nine months ended September 30, 2001 and the nine months ended September 30, 2000, were negative. We expect this trend to continue until the newly opened Clubs generate positive cash flows. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club shows positive cash flow. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs.

     New Club Developments. In 2000 we completed construction of The Sports Club/LA at three new sites. As of September 30, 2001, approximately $743,000 of construction and equipment costs remain unpaid on these developments.

     We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively “Millennium”) with respect to the development of The Sports Club/LA in San Francisco and Boston. Millennium owns approximately 29.6% of our outstanding Common Stock. Our portion of the remaining aggregate development costs for these Clubs is currently estimated to be approximately $3.2 million. Equipping these Clubs will require an additional $1.1 million. The Sports Club/LA in Boston and San Francisco opened in September 2001 and October 2001, respectively.

     Other Capital Requirements. In connection with our acquisition of the rights to develop The Sports Club/LA in Manhattan’s Upper East Side, we issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. These payments were not made because we believed that we had various claims against the seller relating to the purchase of the property, which offset the money owed on the note. We reached an agreement with the holder to pay an aggregate of $2,350,000. The initial payment of $600,000 was made on May 20, 2001. Thirteen monthly installments of $112,000 are required through June 2002 with a final payment of $294,000 due in July 2002. As of September 30, 2001, we have made all scheduled payments required by the settlement.

     In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Equipment financing and operating cash flow have historically funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 4% of revenues on facility and equipment upgrades and replacements. We also expect to spend approximately $500,000 during the next 12 months to upgrade our management information systems and $1.1 million to complete construction of the restaurant at The Sports Club/LA on Manhattan’s Upper East Side.

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

     Summary. To fund anticipated operating losses, complete the development projects under construction and meet our other capital requirements, we expect to use all our cash and restricted cash balances, all available equipment financing and will need to utilize our entire bank credit facility. We will also be required to raise additional funds by selling assets, expanding our bank credit facility and/or offering equity securities subject to the restrictions in the Indenture. There can be no assurance that we will be able to obtain additional financing or raise additional funds through an equity offering, asset sale or other transactions, or that any such transaction or arrangement would be on terms reasonable to us. Any restructuring of our Company may have a material adverse effect on our operations and financial results.

     Additional funds will be required to undertake any future acquisitions or the development of additional new Clubs. We would consider entering into joint venture, partnership agreements or management agreements (subject to the restrictions of the Indenture) for the purpose of developing new Clubs.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     The following report on Form 8-K has been filed since June 30, 2001:

     On July 17, 2001, we filed a report on Form 8-K announcing the renewal, on July 3, 2001, of our $15.0 million credit agreement with Comerica Bank — California. The new credit facility matures on May 31, 2002 and bears interest at a variable rate of LIBOR plus 21/4% or the Bank’s prime rate. Outstanding borrowings under the new credit facility are secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas, and are guaranteed by our three major shareholders. To secure the guarantee, we entered into an Indemnification and Contribution Agreement with the three guarantors. This agreement provides for the payment of a commitment fee equal to one percent of the aggregate amount of the credit facility and for the payment of a usage fee equal to two percent of the average annual outstanding advances under the credit facility. Fees and indemnification payments may be paid, at our option, in either cash or our common stock. We also agreed to hold each guarantor free and harmless from any claims which any guarantor may be subject to or incur under the guarantee. We also announced the approval by our Board of Directors of an amendment to our Stockholder Rights Plan. The Amendment provides that the Rights Plan will not be triggered as a result of the acquisition of any shares issued to any guarantor pursuant to the Indemnification and Contribution Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTS CLUB COMPANY, INC.

Date: November 9, 2001	by	/s/ Rex A. Licklider

Rex A. Licklider Vice Chairman of the Board And Co-Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2001	by	/s/ Timothy M. O’Brien

Timothy M. O’Brien Chief Financial Officer (Principal Financial and Accounting Officer)