Form 10-K405
period 2001-12-31
SPORTS CLUB CO INC
filed 2002-03-29
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________to __________

Commission File Number: 1-13290

The Sports Club Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4479735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 300 Los Angeles, California	90025
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(310) 479-5200

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which
Title of each class	registered

Common Stock $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 2002 was $12,549,309. The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 18,095,953 on March 25, 2002.

PART I

ITEM 1. BUSINESS

General

     We were organized in 1994 to consolidate the ownership of several sports and fitness clubs (“Clubs”). We currently operate six Clubs under “The Sports Club/LA” name in Los Angeles, Washington D.C., Boston, San Francisco and at Rockefeller Center and the Upper East Side in New York City. We also operate The Sports Club/Irvine and Reebok Sports Club/NY. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service-oriented, state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.

     Our Clubs are conveniently located and are spacious, modern facilities that typically include fitness centers, swimming pools and basketball courts. Our Clubs are designed as “urban country clubs,” and range in size from 90,000 to 140,000 square feet. Initiation fees and monthly membership dues at Sports Clubs are higher than those charged by most other sports and fitness clubs, which we believe do not provide comparable services. Income from ancillary services and products, including private training, food and beverage and spa services, also constitutes a significant portion of our revenues. Our subsidiary, The SportsMed Company (“SportsMed”), operates physical therapy facilities in some Clubs and at other locations.

     Our strategy is to expand The Sports Club/LA brand in major metropolitan markets and to increase revenues and profitability at existing Clubs, through regular increases in monthly membership dues and expanded ancillary services and products. We will continue to investigate other sites for new Club developments and acquisitions.

     According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the industry’s leading trade organization, it is estimated that 29.9 million Americans were members of more than 15,300 sports and fitness clubs in 2000. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 8.6% from $5.5 billion in 1991 to $10.6 billion in 1999. The industry has benefited from the general public’s increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 52% of all memberships and are the fastest growing segment of the industry.

The Sports Clubs

     The Sports Clubs are 90,000 to 140,000 square foot multi-purpose facilities, which generally include the following features:

•	large, fully equipped gyms with state-of-the-art fitness equipment, including weight training, cardio-vascular equipment and flexibility/balance centers,

•	basketball, volleyball, racquetball, squash, tennis and paddle tennis courts,

•	aerobics/group exercise studios featuring classes throughout the day and evening, seven days a week, including aerobics, dance, muscle conditioning, boxing, martial arts, pilates and bodymind,

•	group cycling studios,

•	rock climbing walls,

•	boxing studios,

•	swimming pools, sundecks, golf practice nets and running tracks,

•	destination city spa offering massage, facials and full body treatments,

•	men’s and women’s locker rooms featuring wood lockers,

•	steam rooms, saunas and jacuzzis,

•	restaurants, sports bars, private dining/conference rooms and media centers,

•	valet parking, pro shops, hair salons and childcare services,

•	sports medicine and physical therapy facilities,

•	personal trainers to develop and supervise members’ exercise routines,

•	registered dietitians for nutritional consultations,

•	FitLab assessment centers,

•	PTS Private Trainer System nutritional programs and products,

•	interactive children’s classes, as well as supervised age-specific junior recreation rooms and junior programs such as gymnastics,

•	instruction in racquet sports, golf, swimming, boxing, martial arts and rock climbing,

•	full-time activities directors responsible for social and media events for members, including organizing trips, lectures and charity events,

•	sports instructors who present sports tournaments, leagues and classes, and

•	wellness protocols such as exercise regimens designed for specific groups of members.

     We currently have eight Sports Clubs in operation. The original Sports Club/LA opened in 1987 in west Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Pacific Palisades, Westwood and Century City. The Sports Club/Irvine opened in 1990 near Newport Beach in Orange County, California. Reebok Sports Club/NY opened in 1995 on Manhattan’s upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. (“Reebok”) and Lincoln Metrocenter Partners, L.P. (collectively with its affiliates “Millennium”). We manage the operations of this Club and own a controlling 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership.

     We opened The Sports Club/LA at two locations in New York City in 2000. The Sports Club/LA — Rockefeller Center was opened in February 2000. This Club was designed to service the executive business community in midtown Manhattan. The Sports Club/LA — Upper East Side in New York City was opened in September 2000. This site is the location of the former Vertical Club, which was closed in February 1999 for major renovation and conversion to The Sports Club/LA.

     We also recently opened The Sports Club/LA at three sites developed by Millennium. The Sports Club/LA — Washington D.C. opened in October 2000. This 100,000 square foot Club is located at 22nd and M Streets between Washington D.C.’s business district and Georgetown. The Sports Club/LA — Boston opened in September 2001. This Club overlooks the historic Boston Common and is located a short distance from the city’s financial district. Both of these Clubs are co-located with a five star Ritz Carlton Hotel. Our newest Club, The Sports Club/LA — San Francisco, has been open since October 2001. This Club is located in the Four Seasons Hotel and Residences in the emerging South of Market Area in San Francisco.

The SportsMed Company, Inc.

     Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA in Los Angeles, The Sports Club/Irvine, the Spectrum Club — Valencia and the Spectrum Club — Thousand Oaks. SportsMed also operates in a stand-alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and registered dietitians who provide services to members and others. We believe that SportsMed provides valuable services, which are complementary to the other services provided by the Clubs, and are considering placing physical therapy facilities in other Clubs in the future.

Development of New Clubs

     Recent New Club Developments. In 2000 and 2001, we completed the development of five new Sports Club/LA sites. Two of these Clubs are located in New York City and, when combined with our Reebok Sports Club/NY site, form a trio of Clubs located in residential areas on the East and West sides and the central midtown business district. Three of the new Clubs were developed with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros; and Millennium Entertainment Partners L.P., a consortium of German insurance companies. These Clubs are located in projects developed by Millennium in prime, metropolitan locations which, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments include either a Ritz Carlton or Four Seasons five star hotel. These Clubs are approximately 100,000 square feet and offer services typically found at our other Sports Club sites. We believe that such projects offer ideal locations for The Sports Club/LA and would consider additional Sports Club developments with Millennium or other developers in other major metropolitan areas.

     Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs which have not yet achieved mature membership levels have operated at a loss or at only a slight profit during the first two years of operation as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. We expect this trend to continue at the five Clubs we opened in 2000 and 2001 as the membership levels at three of these Clubs are now approaching a break even operating level and the membership levels at two of the Clubs are still below that level. We believe that our revenues from these Clubs will significantly increase as membership levels mature.

     Future New Club Developments. The completion of the five new Clubs has required significant financial resources. In addition, our current financing arrangements and level of operating cash flow make it difficult to secure the required financing to develop additional new sites. Therefore, our focus is now on improving the operating performance of our five new Clubs. We would pursue additional new Club developments if they were financially structured in a way that would not require us to make a significant capital investment. We would consider entering into joint ventures, partnership agreements or management agreements for the purpose of developing new Clubs.

Sales and Marketing

     Strategy. The Sports Clubs are marketed as “urban country clubs” offering personalized attention and multiple amenities and services. We believe that the image of The Sports Clubs as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. Our Sports Clubs emphasize personalized service and instruction and the creation of an “urban country club” atmosphere in which members can relax and socialize. Our marketing efforts at older, more seasoned Sports Clubs emphasize maintaining existing members, replacing members who leave with new members and increasing ancillary revenues such as private training, spa services and retail sales. Our focus at the newer Sports Clubs is on attracting additional members.

     Referrals, Endorsements and Advertising. Word-of-mouth referrals and endorsements by existing members are the Sports Clubs’ most important source of new members. In addition, all Sports Clubs utilize targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are direct mail with use of print advertisements. Special events and special membership programs supplement the print advertisements. The Sports Clubs host corporate parties and charity benefits and often donate free or discounted memberships to charitable organizations. We also conduct periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. We believe that we will be able to continue to utilize these marketing strategies.

     Targeted Members. The largest segment of the membership base for the Sports Clubs consists of health-conscious individuals. We target four other groups in order to expand membership: corporate members, medical referrals, families, and seniors. Each of these groups requires specialized exercise/fitness programs, and we have developed specific programs to attract members of these groups.

     Corporate Programs. We believe the corporate market is a significant source of new members, due to the proximity of the Sports Clubs to business centers and the use of the Clubs to conduct business and to develop and maintain business contacts. We employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of the Clubs. The Sports Clubs offer corporate group-discounted initiation fees depending upon the number of new members involved. Our SportsMed subsidiary has developed several corporate wellness programs to fit the needs of this particular market. We believe that corporations are favorably disposed to Sports Clubs and the SportsMed programs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

     Medical Referrals. We target members from the medical referral market through our SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group. We also offer a “next-step” program for SportsMed patients who complete their physical therapy programs and are looking for an option to complete their rehabilitations.

     Family Programs. We believe that the children/family market has considerable potential, as younger members grow older, marry and have children, and seek recreational activities in which the entire family can participate. To attract the family market, we have implemented “Fun-N-Fit” programs which target children between the ages of 6 months and 15 years and involve youth sports camps and clinics, fitness programs, art classes and birthday parties. The Clubs’ weight-training, basketball and swimming pool facilities are made available to children and their parents during Family Day, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Clubs offer a summer sports camp, provide individualized sports instruction and offer multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

     Senior Programs. We anticipate that as the current core membership group ages, we will meet the changing fitness needs of seniors and attract additional members from the senior population. We maintain training and exercise protocol manuals for the senior market (which we generally define as members who are over 60 years old) which include a description of exercise and fitness programs specifically designed for seniors. These manuals also contain discussions of the biological, psychological and medical aspects of aging and the benefits of regular exercise. We believe this market will expand as the “baby boomers” mature.

Employee Training

     We believe that a key component of our operating strategy is a well-trained and knowledgeable staff. We have comprehensive training programs to enhance the effectiveness of our personnel. All newly hired employees are required to attend an orientation seminar, which is led by members of our management and a personnel instructor. Topics include our history and philosophy, Club policies and procedures, member service, interaction skills and product knowledge. These orientation seminars are held weekly.

     To aid in the development and continuing education of our management staff, we offer a workshop entitled “Introduction to Management,” for newly hired management personnel and other employees demonstrating management skills. The workshop is intended to educate managers in the areas of instilling the Company philosophy, policies and procedures, safety, workers’ compensation, managing people, communication, group problem solving, training, coaching, motivation, feedback, recognition, counseling, evaluations, as well as time and stress management. Topics are added periodically to reflect new management techniques or operating issues. These seminars, generally consisting of three eight-hour sessions, are held six times a year or as needed for new employees. Additionally, our management personnel are required to participate in our Manager on Duty Program and other management and sales seminars to maintain and develop their skills.

     We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, group exercise instructors and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel is mandatory. We place particular emphasis on our sales/marketing training seminars, which are given once every two months by a personnel instructor. In these seminars, all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs. Most instructors are college-educated. Our group exercise instructors hold nationally recognized certifications and must have at least one year of teaching experience before they are permitted to teach at our Clubs. They are also required to participate in ongoing training and periodic re-evaluation.

     Lastly, all line staff can voluntarily participate in quarterly workshops that are offered through our human resources department. Workshop topics include conflict resolution, communication and member service; however, topics vary depending on the Club’s current training needs.

Membership Programs

     Sports Club memberships require an initiation fee plus monthly membership dues. Unlike many other clubs, we do not offer financing for memberships. Members are currently required to pay their dues on a monthly basis by “Electronic Funds Transfer (EFT)”, by which each member is automatically debited each month for dues either through a checking account or credit card. At established Sports Clubs, the average life of a membership is four to five years.

     Sports Clubs offer three types of memberships: executive, health and racquet. Sports Club initiation fees and monthly membership dues vary depending on the location of the Club. The Sports Clubs’ initiation fees range from $400 to $2,400 and monthly membership dues range from $100 to $300. Corporate, bicoastal and spousal memberships are also available.

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

     Racquet Membership. Racquet memberships are currently offered at The Sports Club/Irvine, The Sports Club/LA — Boston and The Sports Club/LA — Washington D.C. In addition to use of the Club’s facilities, this membership includes the unlimited use of racquetball, squash, paddle tennis and tennis courts, depending upon the individual Club’s facilities.

Competition

     Although the sports and fitness industry is still fragmented, the industry has experienced significant consolidation in recent years and certain of our competitors are significantly larger and have greater financial and operating resources than we do. In addition, a number of individual and regional operators compete with us in our existing markets. Many of these sports and fitness clubs attract the same types of members we target. We also compete with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight-reducing salons, as well as products and services that can be used in the home. As the general public becomes increasingly aware of the benefits of regular exercise, we expect that additional sports and fitness businesses will emerge. We believe that there will continue to exist a market for our Clubs and that our operating experience, our highly visible image, the professionalism of our staff and our state-of-the-art equipment and exercise facilities afford us an advantage over our competitors. However, we may be unable to maintain our membership fees or membership levels in areas where another sports and fitness club offers competitive facilities and services at a lower cost to members.

Trademarks and Tradenames

     The “Sports Club” name is generally not protectable under federal or state trademark laws. We have registered our “flying lady” logo as a stand-alone design and in combination with “The Sports Club/LA” and “The Sports Club/Irvine” names under federal trademark laws. Internationally, we have registered “The Sports Club/LA” name and logo in Japan, Australia and throughout Europe under a joint “European Community” trademark.

     We have also obtained federal protection for our food and nutritional products which are marketed under the tradenames of Private Trainer System and PTS.

     Additionally, we are awaiting final trademark approval for our SportsMed subsidiary name and several of our fitness programs, including For Kids Only, BodyArt, REV and others.

Government Regulation

     Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

     Statutes and regulations affecting the fitness industry have been enacted or proposed in California and New York, states in which we currently operate Clubs. Many other states into which we may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, limit the amount of prepaid revenues we can collect, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

     Under so-called state “cooling-off” statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any down payment. In addition, our membership contracts provide that a member may cancel his or her membership at any time upon death, disability or relocation beyond a certain distance from our nearest Club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due to us upon cancellation and we may offset such amount against any refunds owed.

Employees

     At February 15, 2002, we had 2,375 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At February 15, 2002 we employed 1,076 full-time employees, 996 of whom were involved in Club operations such as sales, management, private training or support staff, and 80 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     We own the real estate at The Sports Club/Irvine and The Sports Club/LA in Los Angeles (subject to a minority interest held by our Co-Chief Executive Officer D. Michael Talla). We own land in Houston, Texas on which we had planned to develop a Sports Club. The Houston property is currently listed for sale. All other premises on which the Clubs are located are leased.

     The following table provides certain information concerning our Clubs:

	Approximate	Open Date	Own or Lease
Club	Square Feet	(1)	Expiration Date	Renewal Option

The Sports Club/LA-Los Angeles (2)	100,000	1994 A	Own	N/A
The Sports Club/Irvine	130,000	1994 A	Own	N/A
Reebok Sports Club/NY(3)	140,000	1995 O	4/17/15	Three 14-year options
The Sports Club/LA — Rockefeller Center	90,000	2000 O	1/31/13	Two 5-year options
The Sports Club/LA — Upper East Side	140,000	2000 O	12/31/20	Two 5-year options
The Sports Club/LA — Washington D.C.(4)	100,000	2000 O	10/31/20	Three 14-year options
The Sports Club/LA — Boston(4)	100,000	2001 O	8/31/21	Three 14-year options
The Sports Club/LA — San Francisco(5)	90,000	2001 O	9/30/21	Three 14-year options

(1)	Date of acquisition (“A”), opening (“O”).

(2)	D. Michael Talla, our Chairman and Co-CEO, has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA in Los Angeles.

(3)	We have entered into a lease agreement with Millennium with respect to this property. We are entitled to certain priority distributions from the partnership that owns this Club. After payment of such priority distributions, we are entitled to 60% of all additional profits.

(4)	We have entered into a lease agreement with Millennium for this Club. The lease provides that Millennium is to receive 25% of cash flows as additional rent after we earn certain priority distributions.

(5)	We have entered into a lease agreement with Millennium for this Club. The lease provides that Millennium is to receive 60% of cash flows as additional rent after we earn certain priority distributions.

     We remain obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners.

     All of the Clubs maintain comprehensive casualty, liability and business interruption insurance and Clubs located in California maintain a blanket $35 million earthquake insurance policy. We believe that our insurance coverage is in accordance with or above industry standards. There are, however, certain types of losses which may be either uninsurable or not economically insurable, and insurance proceeds may not adequately compensate for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and our anticipated profits from the affected Clubs. Any such event could have a material adverse effect on our operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED MATTERS

     Our Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “SCY”. The following table sets forth the quarterly high and low sale prices for the Common Stock for the periods indicated, as reported by the AMEX.

Calendar Quarter	Price Range of Common Stock

	High	Low

Year Ended December 31, 2000:
First Quarter	$4.500	$3.375
Second Quarter	3.750	2.750
Third Quarter	4.000	3.125
Fourth Quarter	4.500	2.813
Year Ended December 31, 2001:
First Quarter	3.188	2.550
Second Quarter	3.300	2.860
Third Quarter	4.000	3.125
Fourth Quarter	3.350	2.350
Year Ended December 31, 2002:
First Quarter (through March 22nd)	2.900	2.660

     As of March 22, 2002 we had 62 stockholders of record and approximately 629 beneficial owners. The closing price of our Common Stock as reported by the AMEX on March 22, 2002, was $2.90.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our summary financial and operating data for the fiscal years ended December 31, 1997 through 2001 and have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,

	1997	1998	1999	2000	2001

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$61,154	$81,923	$87,325	$76,869	$102,044
Operating expenses:
Direct	43,517	56,746	60,528	59,116	88,219
General and administrative	4,972	6,018	6,626	7,298	8,938
Selling	1,635	2,538	2,608	2,915	3,880
Depreciation and amortization	3,919	5,282	6,147	7,408	11,809
Pre-opening expenses	—	—	3,090	9,589	5,884
Impairment charge	—	—	—	—	5,250

Total operating expenses	54,043	70,584	78,999	86,326	123,980

Income (loss) from operations	7,111	11,339	8,326	(9,457)	(21,936)
Other income (expense):
Interest	(3,206)	(1,629)	(5,991)	(6,478)	(13,001)
Minority interests	(22)	(150)	(150)	(150)	(150)
Equity interest in net income of unconsolidated subsidiary	696	880	931	—	—
Non-recurring items	(2,025)	(314)	553	(3,242)	397

Total other income (expense)	(4,557)	(1,213)	(4,657)	(9,870)	(12,754)

Income (loss) before income taxes, extraordinary charge and cumulative effect of change in accounting principle	2,554	10,126	3,669	(19,327)	(34,690)
Provision (benefit) for income taxes	1,014	3,971	1,460	(6,940)	3,370

Income(loss) before extraordinary charge and cumulative effect of change in accounting principle	1,540	6,155	2,209	(12,387)	(38,060)
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $1,331	—	2,173	—	—	—
Cumulative effect of change in accounting principle, net of income tax benefit of $600	—	—	899	—	—

Net income (loss)	$1,540	$3,982	$1,310	$(12,387)	$(38,060)

Net income (loss) per share:
Basic and Diluted	$0.12	$0.21	$0.07	$(0.70)	$(2.12)

Weighted average number of common shares outstanding:
Basic	12,524	18,603	18,114	17,773	17,939

Diluted	12,683	18,829	18,290	17,773	17,939

	At December 31,

	1997	1998	1999	2000	2001

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,581	$2,233	$36,107	$11,059	$1,482
Current assets	4,926	7,043	41,952	20,819	8,281
Restricted cash	—	—	41,389	6,996	—
Property and equipment, net	106,791	135,269	118,959	169,927	170,893
Total assets	131,561	163,757	223,553	222,000	197,208
Deferred membership revenue	9,936	9,953	9,712	12,019	13,670
Current liabilities	26,844	26,199	23,833	27,736	39,500
Long-term debt including current installments	50,798	37,441	103,887	110,331	115,491
Stockholders’ equity	58,477	104,539	97,687	85,791	48,084

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere herein. The Spectrum Club — Manhattan Beach was accounted for under the equity method of accounting until December 1999, when we sold all of our Spectrum Clubs.

     In January 1999 the Spectrum Club — Fountain Valley was leased to another health and fitness operator and in April 1999 the Spectrum Club — Santa Ana was sold. The remaining Spectrum Clubs were sold in December 1999. The Sports Club/LA — Rockefeller Center, The Sports Club/LA — Upper East Side in New York and The Sports Club/LA — Washington D.C., opened in February 2000, September 2000 and October 2000, respectively. The Sports Club/LA — Boston and The Sports Club/LA — San Francisco opened in September 2001 and October 2001, respectively. Seasonal factors have not had a significant effect on our operating results.

     As a result of the sale of the Spectrum Clubs in 1999, the opening of The Sports Club/LA at five new locations during 2000 and 2001 and the high level of pre-opening expenses associated with these new Clubs, results for the years ended December 31, 2001, 2000 and 1999, are not necessarily indicative of results we expect in future periods.

Results of Operations

     Fiscal 2001 compared to fiscal 2000. Our revenues for the year ended December 31, 2001, were $102.0 million, compared to $76.9 million in 2000, an increase of $25.1 million or 32.8%. Revenue increased by $5.6 million as a result of the opening of The Sports Club/LA — Boston in September 2001 and The Sports Club/LA — San Francisco in October 2001. Revenue increased by $20.2 million as a result of membership growth and a full twelve months of operating activities at the three new Sports Clubs opened in 2000. Revenue decreased by $663,000 at our existing Sports Clubs and SportsMed subsidiary. The revenue decrease at our existing Sports Clubs and SportsMed was the result of a $1.0 million decrease in our retail product sales. During 2001 we decided to exit the retail business and have now sublet these spaces to outside operators. We also experienced a decrease in our food and beverage revenues due to curtailing the restaurant operating hours at Reebok Sports Club/NY. These decreases were offset by higher membership dues because of rate increases. Existing Club revenues also decreased by $381,000 due to decreased rent revenue resulting from the sale of the Spectrum Club — Fountain Valley real estate in December 2000 and by $282,000 due to decreases in other miscellaneous revenues.

     Our direct operating expenses increased by $29.1 million to $88.2 million in the year ended December 31, 2001, versus $59.1 million for the year ended December 31, 2000. Direct operating expenses increased by $6.5 million, due to the opening of The Sports Club/LA — Boston and The Sports Club/LA — San Francisco, by $21.6 million as a result of membership growth and a full twelve months of operating activities at the three new Sports Club/LA Clubs opened in 2000 and by $1.0 million at our existing Sports Clubs and SportsMed. The increase in direct expenses at our existing Sports Clubs and SportsMed was due to increased payroll and payroll related expenses of $1.0 million, increased utility expenses of $254,000 and a decrease in other operating expenses of $263,000. Direct operating expenses as a percent of revenue for the year ended December 31, 2001 increased to 86.4% from 76.9% for the year ended December 31, 2000. The increase in the direct operating expense percentage was due to the impact of significant fixed costs at our five new Clubs opened in 2000 and 2001. As membership levels and revenue ramp up at the new Clubs opened in 2000 and 2001, the direct operating expense percentage should decrease.

     Our general and administrative expenses were $8.9 million for the year ended December 31, 2001, compared to $7.3 million for the year ended December 31, 2000, an increase of $1.6 million or 22.5%. Our general and administrative costs increased by $1.0 million due to increased legal fees incurred regarding the various legal matters we were involved in during 2001. Several of these legal matters settled during 2001 and legal fees should decrease significantly in 2002. General and administrative costs increased by $1.4 million due to a decrease in support service reimbursements we received in 2000 for managing the Spectrum Clubs and lower capitalization of salaries and wages on Clubs under development. General and administrative costs decreased by $556,000 due to a decrease in corporate office salaries and payroll related costs and by $254,000 due to a decrease in travel and entertainment costs. General and administrative costs increased by $238,000 due to an increase in our corporate office rent and decreased by $183,000 primarily due to decreases in our supplies and outside service costs. General and administrative costs decreased as a percentage of revenue to 8.8% in 2001 from 9.5% in 2000. We believe that general and administrative costs should continue to decrease as a percentage of future revenues, as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling costs were $3.9 million in the year ended December 31, 2001, compared to $2.9 million in the year ended December 31, 2000, an increase of $1.0 million or 33.1%. The increase in selling costs was the result of increased advertising and promotion efforts at the five new Clubs opened in 2000 and 2001. Selling costs as a percentage of revenue stayed flat at 3.8% in 2000 and 2001. We believe that selling costs as a percentage of future revenues will decrease as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our depreciation and amortization expenses were $11.8 million for the year ended December 31, 2001, versus $7.4 million for the year ended December 31, 2000. Depreciation and amortization increased by $3.5 million, at the three Sports Clubs opened in 2000, primarily due to a full twelve months of operating activity at these new Clubs in 2001. Depreciation and amortization increased by $276,000 as a result of the opening of The Sports Club/LA — Boston and The Sports Club/LA — San Francisco in 2001. Depreciation increased by $209,000 at our existing Sports Clubs and SportsMed as a result of capital additions made at these facilities in 2000 and 2001 and by $458,000 due to the start of depreciation related to our recently installed membership accounting software.

     Pre-opening expenses were $5.9 million for the year ended December 31, 2001, versus $9.6 million for the year ended December 31, 2000. Pre-opening expenses by Club during the year ended December 31, 2001 were $2.9 million at The Sports Club/LA — San Francisco, $2.6 million at The Sports Club/LA — Boston and $400,000 related to a potential Club site in Lake Success, New York. Pre-opening expenses by Club during the year ended December 31, 2000 were $3.6 million at The Sports Club/LA — Upper East Side, $3.2 million at The Sports Club/LA — Washington D.C., $1.8 million at The Sports Club/LA — Rockefeller Center, $725,000 at The Sports Club/LA — Boston, $155,000 at The Sports Club/LA — San Francisco and $125,000 at other possible Sports Clubs in the pre-development stage.

     We incurred impairment charges in 2001 of $5.3 million. These charges consisted of a $3.3 million impairment charge related to the write down of fixed assets at The Sports Club/Las Vegas and a $2.0 million impairment charge related to the write down of goodwill at our SportsMed subsidiary. The fair value of the fixed assets at The Sports Club/Las Vegas was based upon the actual value received for the Club when it was sold on January 31, 2002. The estimated fair value of SportsMed’s goodwill is based upon management’s estimate of the value of this subsidiary.

     We had net interest expense of $13.0 million in the year ended December 31, 2001, versus $6.5 million in the year ended December 31, 2000, an increase of $6.5 million. Net interest expense increased by $3.3 million due to a reduction in interest capitalized on Sports Clubs under development, by $2.3 million due to a reduction in interest earned on invested cash balances, by $362,000 due to increased interest expense on new equipment financing loans, by $254,000 due to interest expense incurred on prior years’ sales tax audits and by $279,000 due to increased interest expense related to advances on our bank credit facility.

     We had non-recurring income of $397,000 in the year ended December 31, 2001, versus non-recurring charges of $3.2 million for the year ended December 31, 2000. The non-recurring income in 2001 is the result of the reversal of accrued interest expense related to the settlement of the Park Place

Entertainment Corporation litigation. As part of the settlement we are no longer required to pay the accrued interest due on the note payable. The non-recurring charges in 2000 consisted of a $1.5 million charge for attorney’s fees and settlement costs related to a class action lawsuit against The Sports Club/LA — Los Angeles, a $1.0 million charge to reflect the loss on the sale of the former Spectrum Club — Fountain Valley real estate and a $749,000 charge to adjust the carrying value of our real estate located in Houston, Texas that is currently for sale.

     We chose not to record any income tax benefit in 2001. The income tax provision of $3.4 million for 2001 is related to the establishment of a valuation allowance against our deferred tax assets that were recorded prior to January 1, 2001 and an accrual for any current state income taxes due. After the 2001 income tax provision of $3.4 million, our net loss was $38.1 million or $2.12 per basic and diluted share. Our effective federal and state income tax rate was 35.9% for the year ended December 31, 2000, resulting in a net tax benefit of $6.9 million and in a net loss of $12.4 million or $0.70 per basic and diluted share. In the fourth quarter of 2001, we determined, based on year to date operating results and projections for the next three years, that it is more likely than not that future taxable income will be insufficient to utilize our deferred tax assets. As a result of this determination, we ceased recording any deferred tax benefit related to our taxable losses and, in the fourth quarter of 2001, we recorded a valuation allowance of $17,381,000 to offset our net deferred tax assets.

     Fiscal 2000 compared to fiscal 1999. Our revenues for the year ended December 31, 2000, were $76.9 million, compared to $87.3 million in 1999, a decrease of $10.4 million or 12.0%. Revenue decreased by $25.2 million as a result of the sale of the Spectrum Clubs and increased by $9.4 million as a result of the opening of The Sports Club/LA — Rockefeller Center, The Sports Club/LA — Upper East Side and The Sports Club/LA — Washington D.C. Revenue increased by $5.4 million at our existing Sports Clubs and SportsMed due to increases in membership dues and ancillary services, and to the increase of the membership base at Reebok Sports Club/NY.

     Our direct operating expenses decreased by $1.4 million to $59.1 million in the year ended December 31, 2000, versus $60.5 million for the year ended December 31, 1999. Direct operating expenses decreased by $18.8 million as a result of the sale of the Spectrum Clubs and increased by $13.9 million as a result of the opening of The Sports Club/LA — Rockefeller Center, The Sports Club/LA — Upper East Side and The Sports Club/LA — Washington D.C. Direct operating expenses increased by $3.5 million at our existing Sports Clubs and SportsMed primarily due to variable expenses associated with the revenue increase at these Clubs and our SportsMed subsidiary. Direct operating expenses as a percent of revenue for the year ended December 31, 2000 increased to 76.9% from 69.3% for the year ended December 31, 1999. The increase in the direct operating expense percentage was due to significant fixed costs at our new Clubs and the lower membership levels at opening. As revenue ramps up at the three new Sports Clubs/LA opened in 2000, the direct operating expense percentage at these Clubs should decrease. Direct operating expenses as a percent of revenue on a mature same Club basis for the year ended December 31, 2000 was 67.4%, compared to 67.6% for the year ended December 31, 1999.

     Our general and administrative expenses were $7.3 million in the year ended December 31, 2000, compared to $6.6 million for the year ended December 31, 1999, an increase of $672,000 or 10.1%. The increase in general and administrative expenses is associated with the opening of The Sports Club/LA — Rockefeller Center, The Sports Club/LA — Upper East Side and The Sports Club/LA — Washington D.C. and to increases in our corporate infrastructure related to our planned expansion of the Sports Clubs/LA in 2000 and in 2001. General and administrative costs increased as a percentage of revenue to 9.5% in 2000 from 7.6% in 1999.

     Selling costs increased by $307,000 to $2.9 million in the year ended December 31, 2000, versus $2.6 million for the year ended December 31, 1999. There was a $1.2 million decrease in selling expenses as a result of the sale of the Spectrum Clubs and a $1.1 million increase in selling expenses associated with the opening of The Sports Club/LA — Rockefeller Center, The Sports Club/LA — Upper East Side and The Sports Club/LA — Washington D.C. Selling expenses increased by $400,000 at our existing Sports Clubs and SportsMed due to increased marketing efforts. Selling costs increased as a percentage of revenue to 3.8% in 2000 from 3.0% in 1999.

     Our depreciation and amortization expenses were $7.4 million for the year ended December 31, 2000, versus $6.1 million for the year ended December 31, 1999. A decrease of $2.0 million resulted from the sale of the Spectrum Clubs and an increase of $3.0 million resulted from the opening of The Sports Club/LA — Rockefeller Center, The Sports Club/LA — Upper East Side and The Sports Club/LA — Washington D.C. An increase of $242,000 occurred at our other Sports Clubs and SportsMed as a result of capital additions made at these facilities in 1999 and 2000.

     Pre-opening expenses were $9.6 million for the year ended December 31, 2000, versus $3.1 million for the year ended December 31, 1999. Pre-opening expenses by Club during the year ended December 31, 2000 were $1.8 million at The Sports Club/LA — Rockefeller Center, $3.6 million at The Sports Club/LA - Upper East Side, $3.2 million at The Sports Club/LA — Washington D.C., $725,000 at The Sports Club/LA — Boston, $155,000 at The Sports Club/LA — San Francisco and $125,000 at other possible Sports Clubs in the pre-development stage. Pre-opening expenses by Club during the year ended December 31, 1999 were $1.3 million at The Sports Club/LA — Upper East Side, $1.1 million at The Sports Club/LA — Rockefeller Center and $724,000 at Spectrum Clubs in the pre-opening stage.

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

     We incurred non-recurring charges of $3.2 million in the year ended December 31, 2000, versus a non-recurring gain of $553,000 for the year ended December 31, 1999. The non-recurring charges in 2000 consisted of a $1.5 million charge for attorney’s fees and settlement costs related to a class action lawsuit against The Sports Club/LA — Los Angeles, a $1.0 million charge to reflect the loss on the sale of the former Spectrum Club - Fountain Valley real estate and a $749,000 charge to adjust the carrying value of our real estate located in Houston, Texas that is currently for sale. The non-recurring gain in 1999 relates to the disposition of the Spectrum Clubs.

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

     Pro forma fiscal 2000 compared to fiscal 1999. During the fiscal year ended December 31, 1999, we sold or disposed of all of our Spectrum Clubs (See Note 3 to Consolidated Financial Statements). Below is a discussion of the results of operations for the year ended December 31, 2000, versus the unaudited pro forma results of operations for the year ended December 31, 1999, assuming the sale of the Spectrum Clubs occurred on January 1, 1999. The purpose of the pro forma condensed consolidated statement of operations is to present what our operating results might have been for the year ended December 31, 1999, had the sale of the Spectrum Clubs occurred on January 1, 1999. However, the pro forma condensed consolidated statement of operations for the year ended December 31, 1999, does not purport to and does not represent what our actual results of operations would have been had the Spectrum Club sale been completed on January 1, 1999. Moreover, the pro forma consolidated condensed statement of operations for the year ended December 31, 1999, does not purport to be a projection of our results of operations either for the current period or for any future periods and therefore should not be relied upon to project future operating results. Operating results can be affected by a number of circumstances the nature and effect of which cannot be predicted.

     Our revenues for the year ended December 31, 2000, were $76.9 million compared to pro forma revenues of $62.2 million for the year ended December 31, 1999, an increase of $14.7 million. Revenue for the year ended December 31, 2000 increased by $9.4 million due to the opening of The Sports Club/LA - Rockefeller Center in February 2000, The Sports Club/LA — Upper East Side in September 2000 and The Sports Club/LA — Washington D.C. in October 2000. The remaining increase in revenue for the year ended December 31, 2000 is due to increases in membership dues and ancillary services at the other Sports Clubs and SportsMed, and the maturation of the membership base at Reebok Sports Club/NY.

     Operating expenses for the year ended December 31, 2000, were $86.3 million compared to pro forma operating expenses of $56.0 million for the year ended December 31, 1999, an increase of $30.3 million. Operating expenses for the year ended December 31, 2000 increased by $18.0 million due to the opening of The Sports Club/LA — Rockefeller Center in February 2000, the opening of The Sports Club/LA — Upper East Side in September 2000 and the opening of The Sports Club/LA — Washington D.C. in October 2000; $7.2 million due to the recognition of pre-opening expenses at The Sports Club/LA Clubs under development at several locations; $4.4 million due to increased operating expenses associated with our increased revenues at existing Sports Clubs and SportsMed; and $700,000 as a result of increased selling, general and administrative expenses associated with the necessary increase in our corporate infrastructure related to our planned development of additional Sports Club/LA Clubs in 2000 and 2001.

     Other expenses for the year ended December 31, 2000 were $9.9 million compared to pro forma other expenses of $2.3 million for the year ended December 31, 1999. The increase in other expenses of $7.6 million was due to increased net interest expense of $4.3 million, mainly associated with our $100.0 million Senior Secured Notes issued in April 1999, and to non-recurring charges of $3.3 million. The non-recurring charges in 2000 consisted of a $1.5 million charge for attorney’s fees and settlement costs related to a class action lawsuit against The Sports Club/LA — Los Angeles, a $1.0 million charge to reflect the loss on the sale of the former Spectrum Club - Fountain Valley real estate and a $749,000 charge to adjust the carrying value of our real estate located in Houston, Texas that is currently for sale.

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

Liquidity and Capital Resources

     Cash and Credit Availability. On December 31, 2001, our cash balance was $1.5 million. Our bank credit facility is a $15.0 million credit agreement with a maturity date of May 31, 2002. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/4% or the Bank’s prime rate (4 3/4% at December 31, 2001). Under the terms of the Indenture (defined below), we are currently allowed to increase our existing bank facility by $5.0 million. At December 31, 2001, $8.5 million of cash advances were outstanding under this credit facility and $6.2 million was utilized in the form of outstanding letters of credit, leaving $300,000 available for future borrowings. The credit agreement requires us to maintain certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At December 31, 2001, we were not in compliance with some of these covenants. Our bank has issued a waiver of these covenants through May 31, 2002. We are in discussions with the bank to renew the credit facility through May 31, 2003 and revise the covenants.

     On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Secured Notes”), with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of the indenture dated April 1, 1999 (the “Indenture”). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At December 31, 2001, we had $6.0 million outstanding and would be allowed to finance an additional $4.0 million with our equipment serving as collateral. We have recently been able to secure only $300,000 of new equipment financing.

     In January 2002, we sold The Sports Club/Las Vegas which brought us net proceeds of $6.2 million. In March 2002, we completed the sale of $10.5 million in Preferred Stock. The terms of the Preferred Stock issuance are discussed in Note 15. We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with the intention of building The Sports Club/LA — Houston on the site. We have decided to sell the Houston property, which is currently in escrow. Escrow was scheduled to close on March 29, 2002, with the remaining purchase price of $2.5 million to be paid to us at that time. The buyer was unable to complete the transaction on that date and we are currently negotiating with the buyer to extend the closing date. The buyer’s ability to close this transaction is dependent upon its receiving debt or equity financing. In the 4th quarter of 2000 we wrote down the value of the real estate to its net realizable value and at December 31, 2001, there had been no further impairment of the value of this real estate.

     Operating Cash Flow. During the year ended December 31, 2001, our operations generated $12.0 million of cash flow before pre-opening expenses and interest payments. We incurred $5.9 million in pre-opening expenses for The Sports Club/LA — Boston and The Sports Club/LA — San Francisco and made interest payments of $12.1 million, resulting in a net $6.0 million of cash used in operating activities.

     All our mature Sports Clubs (Clubs open at least three years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. As a result of opening three Clubs in 2000 and two Clubs in 2001, our consolidated operating cash flows, for the years ended December 31, 2001 and 2000, were negative. We expect this trend to continue until the newly opened Clubs generate positive cash flows. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club achieves positive cash flow. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

     New Club Developments. In 2000 we completed construction of The Sports Club/LA at three new sites. As of December 31, 2001, approximately $757,000 of construction costs remain unpaid on these developments.

     We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively “Millennium”) with respect to the development of The Sports Club/LA locations in San Francisco and Boston. Millennium owns approximately 29.7% of our outstanding Common Stock. Our portion of the remaining aggregate development and equipment costs for these Clubs is currently estimated to be approximately $2.5 million. The Sports Club/LA in Boston and San Francisco opened in September 2001 and October 2001, respectively.

     Other Capital Requirements. In connection with our acquisition of the rights to develop The Sports Club/LA — Upper East Side, we issued a note for $2.7 million to the seller. The note required two equal principal payments in April 1999 and April 2000. These payments were not made because we believed that we had various claims against the seller relating to the repair and refurbishing of the property, which offset the money owed on the note. We reached an agreement in April 2001, with the holder to pay an aggregate of $2,350,000. Six remaining monthly installments of $112,000 are required through June 2002 with a final payment of $294,000 due in July 2002. As of December 31, 2001, we have made all scheduled payments required by the settlement and have a remaining balance due of $963,000.

     In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Equipment financing and operating cash flow have historically funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 2% to 4% of revenues on facility and equipment upgrades and replacements. We expect to soon start construction of a restaurant/café at The Sports Club/LA — Upper East Side at an estimated cost of approximately $500,000. We also expect to spend approximately $828,000 during the next 12 months to upgrade our management information systems and enhance our disaster recovery capabilities.

     Our net proceeds from the sale of the Spectrum Clubs were approximately $38.0 million. To the extent the net proceeds were not reinvested in assets related to our business before December 3, 2000, the Indenture requires us to make an excess proceeds offer and apply the unused net proceeds to retire Senior Secured Notes, unless the remaining net proceeds are less than $10.0 million. At December 3, 2000, the remaining excess proceeds were below the $10.0 million threshold and therefore no excess proceeds offer under the Indenture was required to be made. To the extent we sell additional assets, such as our real estate in Houston, the proceeds from those sales would also be subject to the excess proceeds provision of the Indenture. We do not expect to be required to make an excess proceeds offer after the sale of The Sports Club/Las Vegas and the Houston real estate.

     Summary. During 2001, we incurred significant operating losses that have impacted our liquidity. Our EBITDA during 2001 was approximately $1.0 million. This amount was significantly lower than the cash required to pay our annual interest costs and to fund routine capital expenditures. We also incurred large capital expenditures during 2001 to complete construction of our new Clubs. As a result, our cash balance decreased by $9.6 million and our net borrowings increased by $5.5 million during the year. We are projecting significantly higher EBITDA levels in 2002 and beyond as our newer Clubs mature, but there can be no assurance that the EBITDA at these newer Clubs will increase to a level sufficient to cover the cost structure associated with operating the Clubs.

     We sold The Sports Club/Las Vegas in January 2002 which generated net proceeds of $6.2 million. We also completed the sale of $10.5 million in Preferred Stock. We are in discussions with the bank to renew the credit facility that expires on May 31, 2002 for another year. As part of the negotiation process, new covenants will be established that, in our estimation, we will be in compliance with as of the date of the renewal. Comerica Bank has waived our breach of the covenants that were in default as of

December 31, 2001 through the date of the renewal. The terms of the Comerica Bank agreement are described in Note 6. If we are unable to renew the Comerica Bank facility, we would seek replacement financing.

     We are currently in the process of disposing of other assets that are not within the core operations of our strategy to operate high-end sports and fitness Clubs that are described as “urban country clubs.” As part of this strategy, we are currently negotiating for the sale of undeveloped land in Houston originally acquired for a Sports Club site. The estimated net proceeds of approximately $2.5 million will be added to working capital.

     We operate in a highly capital intensive industry and are heavily leveraged. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration in the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction.

     Our debt position is also significant. Semi-annual interest payments on the Senior Secured Notes are approximately $5.6 million with the Notes maturing in March 2006.

     In addition to amounts necessary to pay for our operating expenses, $11.4 of annual interest costs on our Senior Secured Notes and routine capital expenditures we have the following capital commitments in 2002:

$'s in thousands

Remaining construction costs of new Clubs	$3,757
Information system upgrades	828
Principal payments on long-term debt	2,944

$7,529

     Although no assurances can be given, we expect that the actions taken to date with the sale of The Sports Club/Las Vegas, the Preferred Stock sale, the anticipated renewal of the Comerica Bank facility or replacement financing and the proposed divestitures of other assets will enable us to successfully meet our obligations through December 31, 2002.

     Until such time as our new Clubs are generating sufficient cash flows to finance anticipated operating expenses and until we (i) make the final construction payments on recently opened Clubs, (ii) fund capital expenditures and (iii) meet our debt service obligations, we will need to renew and utilize our bank credit facility, sell additional assets or offer equity securities (subject to the restriction and limitations on such transactions in the Indenture). We are in discussions with the bank to renew the credit facility and, although we believe we will be able to do so, there is no assurance that we will successfully complete these negotiations or be able to find replacement financing. There is also no assurance that we will be able to raise additional funds through an equity offering, asset sale or other transactions, or that any such transaction or arrangement would be on terms reasonable to us. Any restructuring of our Company may have a material adverse effect on our operations and financial results.

     Additional funds will be required to undertake any future acquisitions or the development of additional new Clubs. We would consider entering into joint ventures, partnership agreements or management agreements (subject to the restrictions and limitations on such transactions in the Indenture) for the purpose of developing new Clubs, but only if such arrangements would generate additional cash flow or further enhance The Sports Club/LA brand name in the market place.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Reserves are recorded against the receivables of our SportsMed subsidiary at the time the services are provided.

     Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and the customer’s creditworthiness. Our policy is to reserve for all accounts with aged balances greater than one year. The likelihood of a material loss from this area is minimal due to our limited exposure to credit risk.

     Valuation of goodwill, intangible and other long-lived assets. We periodically assess the impairment of our long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	The asset’s ability to continue to generate income from operations and positive cash flow in future periods,

•	Any volatility or significant decline in our stock price and market capitalization compared to our net book value,

•	Significant changes in our strategic business objectives and utilization of the assets, or

•	The impact of significant negative industry or economic trends.

     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

     Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

     Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax laws. In March 2002, a new law was passed enabling net operating loss carry forwards incurred during 2001 to be carried back to the tax years 1995, 1996 and 1997. This will result in our receiving up to approximately $900,000 in refunds of prior taxes paid. These amounts will be recorded in the first quarter of fiscal 2002.

Forward Looking Statements

     From time to time we make “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words “may,” “will,” “estimate,” “continue,” “believe,” “expect” or “anticipate” and other similar words. The forward-looking statements generally appear in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other statements. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:

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

ITEM 8. FINANCIAL STATEMENTS

     All other schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
The Sports Club Company, Inc.:

     We have audited the accompanying consolidated financial statements of The Sports Club Company, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
February 23, 2002, except as to
          Note 15 which is as of
          March 18, 2002.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 2001
(in thousands, except share amounts)

ASSETS

	2000	2001

Current assets:
Cash and cash equivalents	$11,059	$1,482
Accounts receivable, net of allowance for doubtful accounts of $671 and $318 at December 31, 2000 and 2001, respectively	3,625	4,840
Inventories	2,854	1,225
Other current assets	3,281	734

Total current assets	20,819	8,281
Property and equipment, net	169,927	170,893
Costs in excess of net assets acquired, less accumulated amortization of $2,037 and $2,531 at December 31, 2000 and 2001, respectively	15,296	12,794
Restricted cash	6,996	—
Other assets, net	8,962	5,240

	$222,000	$197,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and capitalized lease obligations	$4,742	$11,449
Accounts payable	1,926	3,028
Accrued liabilities	9,049	11,353
Deferred membership revenues	12,019	13,670

Total current liabilities	27,736	39,500
Notes payable and capitalized lease obligations, less current installments	105,589	104,042
Deferred lease obligations	2,284	4,982
Minority interest	600	600

Total liabilities	136,209	149,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 21,052,717 and 21,060,717 shares issued at December 31, 2000 and 2001, respectively	211	211
Additional paid-in capital	102,743	102,764
Accumulated deficit	(1,421)	(39,481)
Treasury stock, at cost, 3,156,074 and 3,045,360 shares at December 31, 2000 and 2001, respectively	(15,742)	(15,410)

Net stockholders’ equity	85,791	48,084

	$222,000	$197,208

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three-Year Period ended December 31, 2001
(in thousands, except per share amounts)

	1999	2000	2001

Revenues	$87,325	$76,869	$102,044
Operating expenses:
Direct	60,528	59,116	88,219
General and administrative	6,626	7,298	8,938
Selling	2,608	2,915	3,880
Depreciation and amortization	6,147	7,408	11,809
Pre-opening expenses	3,090	9,589	5,884
Impairment charges	—	—	5,250

Total operating expenses	78,999	86,326	123,980

Income (loss) from operations	8,326	(9,457)	(21,936)
Other income (expense):
Interest, net	(5,991)	(6,478)	(13,001)
Minority interests	(150)	(150)	(150)
Equity interest in net income of unconsolidated subsidiary	931	—	—
Non-recurring items	553	(3,242)	397

Income (loss) before income taxes and cumulative effect of change in accounting principle	3,669	(19,327)	(34,690)
Provision (benefit) for income taxes	1,460	(6,940)	3,370

Income (loss) before cumulative effect of change in accounting principle	2,209	(12,387)	(38,060)
Cumulative effect of change in accounting principle, net of income tax benefit of $600	899	—	—

Net income (loss)	$1,310	$(12,387)	$(38,060)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic and Diluted	$0.12	$(0.70)	$(2.12)

Effect of cumulative effect of change in accounting principle:
Basic and Diluted	$(0.05)	$—	$—

Net income (loss) per share:
Basic and Diluted	$0.07	$(0.70)	$(2.12)

Weighted average number of common shares outstanding:
Basic	18,114	17,773	17,939

Diluted	18,290	17,773	17,939

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three-Year Period ended December 31, 2001
(in thousands)

				Retained
	Common Stock		Additional	Earnings	Treasury Stock
			Paid-in	(Accum.)
	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, January 1, 1999	20,897	$209	$102,361	$9,656	1,259	$(7,687)
Net income	—	—	—	1,310	—	—
Treasury stock repurchased	—	—	—	—	1,975	(8,357)
Reissuance of treasury stock for employee stock plans	—	—	—	—	(39)	153
Exercise of employee stock options	2	—	7	—	—	—
Issuance of common stock to outside directors	8	—	35	—	—	—

Balance, December 31, 1999	20,907	209	102,403	10,966	3,195	(15,891)
Net loss	—	—	—	(12,387)	—	—
Reissuance of treasury stock for employee stock plans	—	—	—	—	(39)	149
Exercise of employee stock options	25	—	61	—	—	—
Issuance of common stock to outside directors	6	—	20	—	—	—
Issuance of common stock for 1997 business acquisiton	115	2	259	—	—	—

Balance, December 31, 2000	21,053	211	102,743	(1,421)	3,156	(15,742)
Net loss	—	—	—	(38,060)	—	—
Reissuance of treasury stock for employee stock plans	—	—	—	—	(65)	181
Reissuance of treasury stock for loan guarantee fee	—	—	—	—	(46)	151
Exercise of employee stock options	2	—	5	—	—	—
Issuance of common stock to outside directors	6	—	16	—	—	—

Balance, December 31, 2001	21,061	$211	$102,764	$(39,481)	3,045	$(15,410)

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year Period ended December 31, 2001
(in thousands)

	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$1,310	$(12,387)	$(38,060)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Cumulative effect of change in accounting principle	899	—	—
(Gain)/loss on disposition of real estate	(783)	1,766	282
Impairment charges	—	—	5,250
Depreciation and amortization	6,147	7,408	11,809
Deferred taxes	—	(2,526)	2,526
Equity interest in net income of unconsolidated subsidiary	(931)	—	—
(Increase) decrease in:
Accounts receivable, net	(59)	(1,476)	(1,215)
Inventories	(131)	(1,499)	1,629
Other current assets	—	(1,088)	2,547
Other assets, net	(1,087)	(1,854)	1,164
Increase (decrease) in:
Accounts payable	(285)	(126)	1,102
Accrued liabilities	3,024	946	2,652
Deferred membership revenues	650	2,307	1,651
Deferred lease obligations	(409)	1,015	2,698

Net cash provided by (used in) operating activities	8,345	(7,514)	(5,965)
Cash flows from investing activities:
Capital expenditures	(45,025)	(62,173)	(16,122)
Distributions from unconsolidated subsidiary	1,106	—	32
Business acquisitions, net of cash acquired	(902)	—	—
Decrease in due from affiliates	76	148	—
Purchase of other assets	(124)	—	—
Proceeds from sale of Spectrum Clubs	60,778	3,593	—
(Increase) decrease in restricted cash	(41,389)	34,393	6,996
Treasury stock acquired	(8,357)	—	—

Net cash used for investing activities	(33,837)	(24,039)	(9,094)
Cash flows from financing activities:
Exercise of employee stock options	7	61	5
Proceeds from Senior Secured Notes — net of costs and discount	93,713	—	—
Proceeds from notes payable and equipment financing loans	37,263	7,681	24,588
Repayments of notes payable and equipment financing loans	(71,617)	(1,237)	(19,111)

Net cash provided by financing activities	59,366	6,505	5,482

Net increase (decrease) in cash and cash equivalents	33,874	(25,048)	(9,577)
Cash and cash equivalents at beginning of year	2,233	36,107	11,059

Cash and cash equivalents at end of year	$36,107	$11,059	$1,482

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,389	$11,605	$12,118

Cash paid during the year for income taxes	$2,010	$977	$533

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 2000 and 2001

1. Organization

     The Sports Club Company, Inc. (the “Company”) operates sports and fitness Clubs (“Clubs”), under the “Sports Club” and, until December 1999, the “Spectrum Club” names. Sports Clubs have been developed as “urban country clubs” offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. Spectrum Clubs were designed as smaller-scale Clubs with an extensive range of services. Both Sports Clubs and Spectrum Clubs are marketed to affluent, health conscious individuals who desire a premier Club. In December 1999, the Company sold the Spectrum Clubs to an investment group (See Note 3).

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

     The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company’s members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of between two and one half and three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. Reserves are recorded against the receivables of the Company’s SportsMed subsidiary at the time the services are provided.

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 2001, cash and cash equivalents were $11.1 million and $1.5 million, respectively.

     The Company considers cash, cash equivalents and other short-term investments that are specifically designated for the development of new Clubs as restricted cash. At December 31, 2000, the restricted cash balance was $7.0 million.

Inventories

     Inventories are stated at the lower of cost or market using the average cost method. Inventories consist of retail merchandise, sold at our retail stores and our spas, PTS products, uniforms and food and beverage supplies.

Depreciation and Amortization

     Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment to forty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements. Loan costs, including the debt discount on the Senior Notes, are amortized over the terms of the related loans. Through December 31, 2001, costs in excess of net assets of acquired businesses were being amortized on a straight-line basis over forty years. Statement of Financial Accounting Standards No. 142 requires that, effective January 1, 2002, goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

Start-up Costs

     The Company adopted Statement of Position 98-5, “Accounting for Start-Up Costs” (“SOP 98-5”) effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new sports and fitness clubs, except for real estate related costs, be expensed as incurred. This is a change from the Company’s previous accounting policy, whereby many of these costs were capitalized and charged to expense upon the Club opening. As a result, the Company recorded a one-time charge equal to the unamortized balance of all capitalized start-up costs as of January 1, 1999. This charge was recorded as a cumulative effect of a change in accounting principle net of the related income tax effect. The amount of this charge before income taxes was approximately $1.5 million.

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

     In June 1998, the Company acquired undeveloped land in Houston, Texas with the intention of developing a Club on the site. In 2000, the Company decided not to develop this site and to dispose of the property. An impairment loss of $749,000 was recorded in December 2000 to reduce the carrying value of the asset to its estimated fair value less costs to sell. The Company is still in the process of disposing of this property and as of December 31, 2001, no additional impairment charge was necessary.

     In January 2002, the Company sold The Sports Club/Las Vegas to another club operator (see Note 15 — Subsequent Events). An impairment loss of $3,243,000 was recorded in December 2001 to reduce the carrying value of The Sports Club/LasVegas to its fair value less costs to sell. The fair value and costs to sell The Sports Club/Las Vegas were based upon the actual fair value received and selling costs incurred when the Club was sold.

     In December 2001, the Company also recorded an impairment loss of $2,007,000 related to its SportsMed subsidiary. The estimated fair value and costs to sell SportsMed were based upon management’s estimate.

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     In the fourth quarter of 2001, the Company determined, based on year to date operating results and projections for the next three years, that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable loss incurred in 2001 and, in the fourth quarter of 2001, the Company recorded a valuation allowance of $17,381,000 to offset its net deferred tax asset (see Note 9 — Income Taxes). The Company will continue to evaluate its projected future taxable operating income and reconsider its current determination when appropriate.

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

Fair Value of Financial Instruments

     The carrying amounts related to cash equivalents, short-term investments, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company’s bankers. The fair value of long-term debt was estimated to be $90 million.

Segment Reporting

     Management has determined that the Company has one principal operating segment, the operation of sports and fitness Clubs.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with the provisions of SFAS 142. The amortization of goodwill and intangible assets with indefinite useful lives ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. The Company expects the implementation of SFAS 142 will not have a material impact upon the Company’s financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

3. Dispositions

Spectrum Clubs Dispositions

     In September of 1999, the Company completed the sale and leaseback of the real estate at the Spectrum Club — Thousand Oaks for approximately $12.0 million. On December 3, 1999, the Company completed the sale of the Spectrum Clubs, a group of ten sports and fitness clubs located in Southern California, to an investment group for approximately $48.4 million. The Company recorded a pre-tax gain of approximately $783,000 and an after tax gain of approximately $470,000 ($0.03 per diluted share after tax) on the sale of the Spectrum Clubs. The 1999 consolidated financial statements and accompanying notes reflect the operating results of the Spectrum Clubs as a continuing operation. Pro-forma consolidated operating results for the fiscal year ended December 31, 1999 are presented below. The pro-forma statement presents the unaudited results of operations as if the Spectrum Clubs had been sold at the beginning of 1999.

Pro-Forma
Year Ended
December 31,
1999

(in thousands, except per share data)
Revenues	$62,229
Operating expenses	55,963

Income from operations	6,266
Other income (expense)	(2,314)

Income before income taxes and cumulative effect of change in accounting principle	3,952
Income tax provision	1,724

Income before cumulative effect of change in accounting principle	2,228
Cumulative effect of change in accounting principle, net of tax	221

Net income	$2,007

Net income per share Basic and Diluted	$0.11

     On December 28, 2000, the Company completed the sale of the land and building at the former Spectrum Club — Fountain Valley location for $3,700,000 in cash. In December 2000, the Company recorded a pre-tax loss of approximately $1,017,000 related to the sale of the Fountain Valley property (See Note 10).

4. Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

	At December 31,

	2000	2001

	(in thousands)
Land	$16,082	$16,082
Building and improvements	146,911	145,735
Furniture, fixtures and equipment	26,310	39,635

	189,303	201,452
Less accumulated depreciation and amortization	19,376	30,559

Net property and equipment	$169,927	$170,893

     Equipment secured by equipment financing loans was $11,341,000 and $8,219,000 and related accumulated amortization was $3,677,000 and $2,196,000 at December 31, 2000 and 2001, respectively.

5. Notes Payable and Capitalized Lease Obligations

     Notes payable and capitalized lease obligations are summarized as follows:

	At December 31,

	2000	2001

	(in thousands)
Senior secured notes (a)	$100,000	$100,000
Equipment financing loans (b)	7,664	6,023
Other note payable (c)	2,667	963
Bank credit facility (see Note 6-Bank Credit Facility)	—	8,505

	110,331	115,491
Less current installments	4,742	11,449

	$105,589	$104,042

(a)  On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”).

The Senior Secured Notes are secured by substantially all assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) which includes certain covenants that restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. If the Company undergoes a “change in control”, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 2001, the estimated fair value of the Senior Secured Notes was $90.0 million.

(b)  The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

(c)  This note was issued in connection with the acquisition of The Sports Club/LA — Upper East Side. The note required two equal principal payments in April 1999 and April 2000. The Company defaulted on this entire note believing it had various claims against the seller relating to the repair and refurbishing of the property, which offset the money owed on the note. The Company and the seller settled this dispute in April 2001 and the Company agreed to pay an aggregate of $2,350,000 with $600,000 paid in May 2001 and $112,000 payable each month through June 2002 with a final payment of $294,000 due in July 2002.

     Future minimum annual principal payments at December 31, 2001, are as follows (in thousands):

2002	$11,449
2003	2,160
2004	1,784
2005	98
2006	100,000

$115,491

6. Bank Credit Facility

     At December 31, 2001, the Company had a $15.0 million bank credit facility with Comerica Bank-California. The facility terminates on May 31, 2002, and bears interest at a variable rate of LIBOR plus 21/4% or the Bank’s prime rate (4 3/4% at December 31, 2001). At December 31, 2001, $8.5 million of cash advances were outstanding under this credit facility and $6.2 million was utilized in the form of letters of credit, leaving $300,000 available for future borrowings. At December 31, 2001, the loans were secured by all the assets of The Sports Club/Irvine and The Sports Club/Las Vegas and were guaranteed by the Company’s three major shareholders. The bank credit facility also requires the Company to maintain certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At December 31, 2001, the Company was not in compliance with some of these covenants. The Bank has waived these defaults through May 31, 2002. The Company and the Bank are in discussions regarding a renewal of the credit facility through May 31, 2003 with revised convenants.

7. Commitments and Contingencies

Lease Commitments

     The Company leases certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 48.5 years, including renewal options which are expected to be exercised, with the earliest Sports Club lease expiration date of January 31, 2013. The Company is also obligated under lease agreements for seven of its former Spectrum Club locations. The Company has subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Future minimum noncancelable operating lease payments as of December 31, 2001 are as follows (in thousands):

			Net
		Sublease	Rental
	Commitments	Rentals	Commitments

Year ending December 31:
2002	$27,764	$5,425	$22,339
2003	28,318	5,498	22,820
2004	28,540	5,712	22,828
2005	28,260	5,917	22,343
2006	28,298	5,917	22,381
Thereafter	311,339	41,721	269,618

Total minimum lease payments	$452,519	$70,190	$382,329

     Rent expense for facilities and equipment aggregated $8,440,000, $10,675,000 and $18,657,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Litigation

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

Employment Agreements

     At December 31, 2001, the Company did not have any employment agreements with any employees.

8. Income per Share

     The following is a reconciliation of the basic and diluted income per share computations for the years 1999, 2000 and 2001:

	Year ended December 31,

	1999	2000	2001

	(in thousands, except per share data)
Net income (loss) used for basic and diluted income per share	$1,310	$(12,387)	$(38,060)

Shares of Common Stock and Common Stock equivalents:
Weighted average shares used in basic computation	18,114	17,773	17,939
Weighted average stock options	176	—	—

Weighted average shares used in dilutive computation	18,290	17,773	17,939

Income (loss) per share:
Basic and Diluted	$0.07	$(0.70)	$(2.12)

9. Income Taxes

     The provision for income taxes consists of the following:

	Year ended December 31,

	1999	2000	2001

	(in thousands)
Current:
Federal	$2,126	$(1,701)	$89
State	537	1,181	755

	2,663	(520)	844

Deferred:
Federal	(923)	(2,119)	1,788
State	(280)	(4,301)	738

	(1,203)	(6,420)	2,526

Income tax provision	$1,460	$(6,940)	$3,370

Tax benefit from cumulative effect of change in accounting principle:
Federal	$(510)	$—	$—
State	(90)	—	—

Total provision from cumulative effect of change in accounting principle	$(600)	$—	$—

     Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

	Year ended December 31

	1999	2000	2001

	(in thousands)
Computed “expected” tax expense	$1,338	$(6,571)	$(11,795)
Increase (decrease) in tax resulting from:
State taxes — net of federal benefit	110	(1,202)	(1,998)
Meals and entertainment	24	65	63
Goodwill amortization	(52)	—	—
Change in valuation allowance	—	—	17,381
Other	40	768	(281)

Income tax provision	$1,460	$(6,940)	$3,370

     The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows.

	At December 31,

	2000	2001

	(in thousands)
Deferred tax assets:
Deferred initiation fees	$1,899	$2,153
Operating loss carry forwards	6,860	17,664
Accrued vacation	207	223
Bad debt	139	121
State taxes	551	624
Other	—	669

Gross deferred tax assets	9,656	21,454

Deferred tax liabilities:
Depreciation and amortization	(4,225)	(4,073)
Other	(2,905)	—

Gross deferred tax liabilities	(7,130)	(4,073)

Net deferred tax asset	2,526	17,381
Valuation allowance	—	(17,381)

Net deferred tax asset	$2,526	$—

     In the fourth quarter of 2001, management of the Company determined, based on year to date operating results and projections for the next three years that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable losses and, in the fourth quarter of 2001, the Company recorded a valuation allowance of $17,381,000 to offset the Company’s net deferred tax assets.

     In March 2002, changes in existing tax laws resulted in a tax benefit of approximately $900,000. The tax benefit arises from the Company’s ability to carryback net operating losses incurred during 2001, to the 1995, 1996 and 1997 tax years in which the Company had taxable income. This benefit will be recorded in the first quarter of 2002 consistent with the provisions of Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes.”

     As of December 31, 2001, the Company had federal and state net operating loss carryforwards of $36,844,000 and $61,885,000 respectively, beginning expiration in 2020 and 2005, respectively.

10. Non-Recurring Items

     The Company recorded the following income (expense) as non-recurring items in each of the years in the three-year period ended December 31, 2001:

	Year ending December 31,

	1999	2000	2001

	(in thousands)
Class action litigation settlement	$—	$(1,476)	$—
Loss on sale of Fountain Valley real estate (See Note 3)	—	(1,017)	—
Impairment of Houston real estate (See Note 2)	—	(749)	—
Gain on sale or disposition of Spectrum Clubs	553	—	—
Interest reversal on Note settlement	—	—	397

	$553	$(3,242)	$397

11. Stock Plans

Accounting for Stock Plans

     The Company has elected to account for stock options granted to employees and directors under the provisions of APB No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

     The Company has an employee stock option plan, which is described below. In accordance with APB No. 25, no compensation cost has been recognized as the fair value of the Company’s stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company’s plan been determined consistent with SFAS 123, the Company’s net income/(loss) and income/(loss) per share would have been reduced to the pro-forma amounts indicated below:

	Year ended December 31

	1999	2000	2001

	(in thousands, except per share data)
Net income/(loss):
As reported	$1,310	$(12,387)	$(38,060)
Pro forma	$632	$(13,435)	$(39,600)
Basic income/(loss) per share:
As reported	$.07	$(0.70)	$(2.12)
Pro forma	$.03	$(0.76)	$(2.21)

     The fair value of all option grants for the Company’s plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all option grants in 1999, 2000 and 2001 respectively: dividend yield of 0%, 0% and 0%; expected volatility of 100.1%, 111.6% and 118.9%; risk-free interest rates of 6.25%, 6.25% and 4.48% and expected economic lives of 6.0 years, 6.0 years and 6.0 years.

Stock Incentive Plans

     Initially 1,800,000 shares of Common Stock were reserved under the Company’s Amended and Restated 1994 Stock Incentive Plan, which authorized the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights. On December 31, 2000, the 1994 Stock Incentive Plan expired and in May 2001, it was replaced by the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan reserves 2.5 million shares of Common Stock, expires in May 2011 and also authorizes stock appreciation rights and purchase rights.

     Options allow for the purchase of Common Stock at prices determined by the Company’s Compensation Committee. Incentive stock options must be granted at a price equal to or greater than the fair value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair value of the Company’s Common Stock at the date of grant. Options granted under the Plans may, at the election of the Compensation Committee, become exercisable in installments. Except for the options granted to D. Michael Talla, Co-Chief Executive Officer, which expire on the fifth anniversary of the grant date, all options expire on the tenth anniversary of the grant date.

     A summary of the status of the Company’s stock option plans as of December 31, 1999, 2000 and 2001 and changes during the years then ended are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 1999	972,498	$5.25
Granted	210,000	3.94
Canceled	10,000	5.59
Exercised	2,666	2.70

Outstanding at December 31, 1999	1,169,832	5.01

Options excercisable at December 31, 1999	683,166	4.32

Weighted-average per share fair value of options granted during year ended December 31, 1999		3.22
Outstanding at January 1, 2000	1,169,832	5.01
Granted	744,499	6.50
Canceled	355,499	6.67
Exercised	25,000	2.96

Outstanding at December 31, 2000	1,533,832	5.94

Options excercisable at December 31, 2000	559,675	5.36

Weighted-average per share fair value of options granted during year ended December 31, 2000		4.25
Outstanding at January 1, 2001	1,533,832	5.94
Granted	411,915	3.09
Canceled	93,472	2.23
Exercised	2,000	2.56

Outstanding at December 31, 2001	1,850,275	5.37

Options excercisable at December 31, 2001	915,284	5.83

Weighted-average per share fair value of options granted during year ended December 31, 2001		3.09

     The following table summarizes information about stock options outstanding at December 31, 2001:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Options
Prices	Outstanding	Life (Years)	Exercisable

$2.5625	29,333	4.41	29,333
2.6875	70,000	4.11	70,000
2.7500	31,000	4.84	31,000
3.0100	294,089	9.39	—
3.3110	115,000	4.39	—
3.9375	210,000	7.10	140,000
4.2500	233,853	8.85	77,951
4.3750	60,000	5.22	60,000
5.2500	45,000	3.24	45,000
5.3750	39,000	5.50	39,000
8.0000	223,000	6.29	223,000
8.0000	450,000	8.11	150,000
8.2500	28,000	1.32	28,000
8.3750	22,000	5.85	22,000

	1,850,275		915,284

     Stock appreciation rights (“SAR’s”) may be granted in combination with options or on a stand-alone basis. SAR’s permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 2001, no SAR’s had been granted.

     Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 2001, no purchase rights had been granted.

1994 Stock Compensation Plan

     In July 1994, the Company instituted its 1994 Stock Compensation Plan (which was later amended) for the purpose of compensating outside directors by issuing them shares of the Company’s Common Stock as part of their directors’ fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 36,000 shares have been issued to outside directors under the plan. During the years ended December 31, 1999, 2000 and 2001, the Company issued 8,000, 6,000 and 6,000 shares of Common Stock as director compensation for aggregates consideration of $35,000, $20,000 and $16,000, respectively.

12. Related Party Transactions

     Until December 3, 1999, the Company managed the operation of its unconsolidated subsidiary, the Spectrum Club — Manhattan Beach, of which it owned a 46.1% interest. The Company received a fee of $33,322 per month plus 4.5% of the Club’s gross revenues for managing this Club. The Company also manages the operations of the Reebok Sports Club/NY and receives a fee of approximately 5.87% of the gross monthly collections, as defined. Management fees of $1.4 million, $1.5 million and $1.4 million relating to Reebok Sports Club/NY were earned for the years ended December 31, 1999, 2000 and 2001. These amounts are eliminated from income and expense in the presentation of the Company’s consolidated statement of operations.

     Millennium is a significant shareholder of the Company and has jointly developed Clubs with the Company. A representative of Millennium sits on the Company’s Board of Directors. The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium. The Company pays rent to Millennium for The Sports Club/LA - Washington D.C., The Sports Club/LA — Boston and The Sports Club/LA — San Francisco and in 2000 and 2001 a total of $500,000 and $4.8 million, respectively, was paid to Millennium for rent on these three Clubs. All such payments are reflected as rent expense in the Company’s consolidated statement of operations.

     The Company has a 50.1% interest in the partnership that owns The Sports Club/LA in Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club’s net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. Under certain circumstances, the Company has an option to purchase Mr. Talla’s interest in the partnership for an amount equal to four times the amount of his most recent annual distribution from the partnership.

13. Concentration of Credit Risk

     The Company markets its products principally to customers in Southern California, New York City, Washington D.C., Boston, San Francisco and Las Vegas. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company’s credit losses for the periods presented are insignificant and have not exceeded management’s estimates.

14. Quarterly Summary of Information (Unaudited)

     Summarized unaudited condensed quarterly financial data is as follows:

	2001

	March 31	June 30	September 30	December 31

	(in thousands)
Net loss from operations:
Revenues	$23,546	$25,076	$24,041	$29,381

Net loss	$(4,642)	$(3,849)	$(4,683)	$(24,886)

Net loss per share:
Basic	$(0.26)	$(0.21)	$(0.26)	$(1.39)

Diluted	$(0.26)	$(0.21)	$(0.26)	$(1.39)

	2000

	March31	June30	September30	December31

	(in thousands)
Net income from operations:
Revenues	$16,847	$18,279	$18,596	$23,147

Net loss	$(2,176)	$(1,583)	$(2,214)	$(6,414)

Net loss per share:
Basic	$(0.12)	$(0.09)	$(0.12)	$(0.36)

Diluted	$(0.12)	$(0.09)	$(0.12)	$(0.36)

     In the fourth quarter of 2001, the Company recorded the following significant adjustments:

•	An impairment loss of $3,243,000 related to the disposal of The Sports Club/Las Vegas in January 2002.

•	An impairment loss of $2,007,000 to write-down the goodwill of the Company’s SportsMed subsidiary.

•	A valuation allowance on the net deferred tax assets of $17,381,000.

15. Subsequent Events

     On January 31, 2002, the Company sold The Sports Club/Las Vegas to another club operator for $6,575,000. After costs and expenses of sale, the Company received net proceeds of $6,158,000. The Company recorded an impairment loss, related to the sale of The Sports Club/Las Vegas, of $3,243,000 in December 2001 (see Note 2 — Summary of Significant Accounting Policies).

     On March 18, 2002, the Company completed a $10.5 million Preferred Stock Issuance. The Company received $10.0 million in cash and issued 10,500 shares Series B Preferred Stock at a price of $1,000 per share. The following terms and conditions apply to the Preferred Stock Issuance:

•	The holders of each share of Series B Preferred shall have the right to one vote for each share of Common Stock into which such Series B Preferred could then be converted.

•	Dividends will accrue at the annual rate of $90.00 per share. Such dividends are cumulative but shall not accrue interest.

•	At the Company’s option, dividends may be paid by the issuance of additional shares of Series B Preferred Stock.

•	The Preferred shares may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per Common Share. (3,500,000 total Common Shares if 100% converted).

•	The Company may redeem the Preferred Shares by paying in cash the total sum of $10.5 million together with all accrued but unpaid dividends.

•	In the event the Series B Preferred Stock is redeemed before March 18, 2005, the holders shall receive a warrant to purchase shares of Common Stock at a price of $3.00 per share exercisable before March 18, 2007.

•	In the event of liquidation, the Series B Preferred holders shall be entitled to receive, prior and in preference to any distribution to common shareholders, an amount equal to $1,000 for each share of outstanding Series B Preferred.

•	The Conversion Price shall be adjusted in the event the Company issues additional shares of Common Stock at a rate below $3.00 per share, subject to certain exceptions.

•	The Company has the obligation to redeem any outstanding Series B Preferred Shares on March 18, 2009 at a price of $1,000 per share.

THE SPORTS CLUB COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS
Three-year period ended December 31, 2001
(in thousands)

	Balance at
	beginning			Balance at
Description	of period	Additions	Deletions	end of period

Year ended December 31, 1999:
Allowance for doubtful accounts	$215,000	$934,000	$807,000	$342,000

Year ended December 31, 2000:
Allowance for doubtful accounts	$342,000	$985,000	$656,000	$671,000

Year ended December 31, 2001:
Allowance for doubtful accounts	$671,000	$782,000	$1,135,000	$318,000

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors and their ages as of March 1, 2002 are as follows:

Name	Age	Position

D. Michael Talla	55	Chairman of the Board and Co-Chief Executive Officer

Rex A. Licklider	58	Vice Chairman of the Board and Co-Chief Executive Officer

Nanette Pattee Francini	53	Executive Vice President and Director

Timothy M. O’Brien	50	Chief Financial Officer and Assistant Secretary

Philip J. Swain	44	Sr. Vice President of Operations

Mark S. Spino	47	Sr. Vice President of Development

Brian J. Collins	41	Director

Andrew L. Turner	55	Director

Dennison T. Veru	41	Director

     The following information summarizes the business experience during at least the past five years of each of our executive officers and directors.

     D. Michael Talla began developing sports and fitness clubs in 1977. He has served as Chairman of the Board since our inception in 1994 and served until July 1999 as our Chief Executive Officer. Mr. Talla assumed the position of Co-Chief Executive Officer with Mr. Licklider in February 2000. Mr. Talla holds a Bachelor of Arts Degree in Business Administration from the University of Arizona.

     Rex A. Licklider has served as Vice Chairman of the Board since 1994 and was appointed Co-Chief Executive Officer in February 2000. Previously, Mr. Licklider had been a consultant to us for strategic and financial planning. He founded Com Systems, Inc., a publicly-traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Mr. Licklider is a founder and director of Pentium Investments, Inc. and a director of The Learning Network, Inc. and Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children’s Bureau of Southern California, Los Angeles Youth Programs, Inc., The Achievable Foundation and Marymount High School in Los Angeles, California. Mr. Licklider holds a Bachelor of Arts Degree in Business Administration from the University of Arizona and a Masters in Business Administration from the University of California at Los Angeles.

     Nanette Pattee Francini began developing sports and fitness clubs in 1977 and has served as our Executive Vice President and has been principally responsible for overseeing all marketing activities since our inception in 1994. She has been one of our directors since 1994. Ms. Pattee Francini holds a Bachelor of Arts Degree from the University of Arizona.

     Timothy M. O’Brien was appointed as our Chief Financial Officer in February 1995 and since June 1995 has also served as Assistant Secretary. Mr. O’Brien has a Bachelor of Business Administration degree from the University of Wisconsin-Madison and is a Certified Public Accountant.

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

     Brian J. Collins has been one of our Directors since 1997. From December 1996 to May 1999, Mr. Collins served as Vice President and Chief Financial Officer of Millennium Partners Management

LLC, an affiliate of Millennium Entertainment Partners L.P., which is a real estate developer of mixed-use urban entertainment projects. In June 1997 he became a principal of Millennium Partners Management LLC and in June 1999 was named Chief Operating Officer. From March 1993 to November 1996, Mr. Collins was Senior Vice President at Carol Management Corp., an owner and operator of real estate and hotel properties. Mr. Collins holds a Bachelor of Arts Degree from Colgate University and a Masters of Science in Accounting from New York University’s Graduate School of Business. For so long as Millennium maintains at least a 12% interest in our equity securities, we and certain of our stockholders have agreed with Millennium to cause a nominee of Millennium to be appointed or elected to our Board of Directors. Mr. Collins is currently serving as Millennium’s nominee pursuant to this agreement. See “Certain Relationships and Related Transactions.”

     Andrew L. Turner has been a Director since 1994. He currently serves as Chairman of the Board for both Ballantrae Healthcare and Enduracare Rehabilitation Services. He also serves on the Board of Directors of Watson Pharmaceuticals, Inc., a publicly traded pharmaceutical manufacturing company. From 1989 until August 2000, Mr. Turner served as Chairman of the Board and Chief Executive Officer of Sun Healthcare Group, Inc., a publicly traded health care services provider. In October 1999, Sun Healthcare Group, Inc. filed voluntary petitions with the U.S. Bankruptcy Court to reorganize under Chapter 11.

     Dennison T. Veru has been a Director since 1996. In March 2000, Mr. Veru became Executive Vice President of Palisade Capital Management, LLC. From November 1992 until December 1999, he served as President and Director of Research at Awad & Associates, a money management division of Raymond James Financial. He is a graduate of Franklin and Marshall College.

     Directors who are not our employees receive an annual retainer fee of $12,000, a fee of $1,000 for each Board and committee meeting attended and reimbursement of expenses of attending Board and committee meetings. They also receive an annual award of 2,000 shares of our Common Stock pursuant to our Amended and Restated 1994 Stock Compensation Plan.

     Our directors are divided into three classes having terms expiring at the annual stockholders meetings in 2002 (Ms. Francini and Mr. Veru), 2003 (Messrs. Talla and Licklider) and 2004 (Messrs. Turner and Collins), or such later dates as their successors are elected. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected.

     Officers serve at the pleasure of the Board of Directors.

     The Board of Directors has created an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Collins, Turner and Veru, is charged with reviewing our annual audit and meeting with our independent auditors and reviewing our internal controls and financial management practices. The Compensation Committee, also composed of Messrs. Collins, Turner and Veru, recommends to the Board of Directors compensation for key employees and administers our Stock Incentive Plans.

Certain Transactions

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of such reports. Based on our review of the copies of those reports and written representations which we have received, we believe that all such filings required to be made during calendar 2001 have been made.

ITEM 11. EXECUTIVE COMPENSATION

     The table below shows, for the last three fiscal years, the amount of compensation earned by the Co-Chief Executive Officers and the next four most highly-compensated executive officers (the “Named Executive Officers”). The current salaries of such executive officers are described below under “Employment Agreements.”

					Long-Term
					Compensation
		Annual Compensation			Shares	All Other
					Underlying	Compensation
Name & Position	Year	Salary($)		Bonus($)	Options Awards	($)(a)

D. Michael Talla	2001	240,000	(b)	—	115,000	17,979
Co-Chief Executive Officer	2000	243,875	(b)	70,000	250,000	14,245
and Chairman of the Board	1999	243,000	(b)	60,000	—	3,168
Rex A. Licklider	2001	240,000		—	115,000	14,613
Co-Chief Executive Officer and	2000	156,050		—	—	10,879
Vice Chairman of the Board	1999	—		—	—	—
Nanette Pattee Francini	2001	200,000		—	21,733	12,195
Executive Vice President	2000	198,325		60,000	78,267	9,617
and Director	1999	159,993		45,000	50,000	1,980
Mark S. Spino	2001	200,000		—	21,733	17,913
Senior Vice President of	2000	197,916		60,000	78,267	14,145
Development	1999	150,000		45,000	50,000	3,168
Philip J. Swain	2001	200,000		—	21,733	16,923
Senior Vice President of	2000	198,325		60,000	78,267	12,704
Operations	1999	160,000		45,000	50,000	1,980
Timothy M. O’Brien	2001	200,000		—	21,733	17,913
Chief Financial Officer	2000	197,916		60,000	78,267	4,716
and Assistant Secretary	1999	150,000		45,000	50,000	3,168

(a)	Represents value of (i) amounts paid by us on behalf of the Named Executive Officer and dependents for medical insurance and (ii) our Common Stock contributed for the benefit of the Named Executive Officer under the 401K Profit Sharing Plan, based upon the December 31 closing market price each year of our Common Stock, on the American Stock Exchange.

(b)	Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA-Los Angeles’ net cash flow. This amount is not included in Mr. Talla’s compensation. See “Certain Relationships and Related Transactions.”

Option Grants, Exercises and Year-End Values

     The following table describes option grants to the Named Executive Officers during the last fiscal year.

		% of			Potential Realizable
		Total			Value at Assumed
		Options			Annual Rates of Stock
	Shares	Granted			Price Appreciation for
	Underlying	To	Exercise		Option Term(b)
	Options	Employees	Price	Expiration
Name	Granted(#)(a)	for 2001	($/Sh)	Date	5%($)	10%($)

D. Michael Talla	115,000	27.92	3.31	5/20/2006	61,019	176,709
Rex A. Licklider	115,000	27.92	3.01	5/20/2011	217,695	551,678
Nanette Pattee Francini	21,733	5.28	3.01	5/20/2011	41,141	104,258
Mark S. Spino	21,733	5.28	3.01	5/20/2011	41,141	104,258
Philip J. Swain	21,733	5.28	3.01	5/20/2011	41,141	104,258
Timothy M. O’Brien	21,733	5.28	3.01	5/20/2011	41,141	104,258

(a)	All grants are incentive stock options granted under the terms of our 2001 Stock Incentive Plan, at an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant. All of these options vest in 33-1/3% increments on the first three anniversaries of the date of grant and, with the exception of D. Michael Talla whose options expire 5 years from date of grant, all of these options expire 10 years from the date of grant.

(b)	The dollar amounts listed are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the SEC and are not intended to forecast possible future appreciation, if any, of our Common Stock. If our Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

Unexercised Stock Options and Fiscal Year-End Option Values

     None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 2001.

	Number of Shares Underlying		Value of In-the-Money
	Unexercised Options at Fiscal		Unexercised Options at Fiscal
	Year-End(a)		Year-End(b)

	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	(#)	($)	($)

D. Michael Talla	113,334	281,666	—	—
Rex A. Licklider	—	115,000	—	—
Nanette Pattee Francini	119,424	90,578	1,688	—
Mark S. Spino	119,424	90,578	1,688	—
Philip J. Swain	129,424	90,578	2,813	—
Timothy M. O’Brien	194,424	90,578	4,188	—

(a)	All options were granted pursuant to one of our two Stock Incentive Plans.

(b)	The in-the-money options had exercise prices of less than $2.80, the closing price of our Common Stock on the American Stock Exchange on December 31, 2001. The calculations of value assume a fair market value of our Common Stock on December 31, 2001 at the price of $2.80 per share.

Employment Agreements

     The Company has no written employment agreements. Currently, our executive officers receive the following salaries:

D. Michael Talla	Co-Chief Executive Officer	$200,000
Rex A. Licklider	Co-Chief Executive Officer	200,000
Nanette Pattee Francini	Executive Vice President	160,000
Mark S. Spino	Senior Vice President	160,000
Philip J. Swain	Senior Vice President	160,000
Timothy M. O’Brien	Chief Financial Officer	160,000

Compensation of Directors

     Directors’ fees, paid only to directors who are not employees of the Company, are as follows:

•	Annual retainer fee of $12,000,

•	$1,000 for each Board and committee meeting attended,

•	Reimbursement of expenses for attending Board and committee meetings, and

•	Automatic annual award of 2,000 shares of our Common Stock granted under the Amended and Restated 1994 Stock Compensation Plan each November 15th.

     Messrs. Collins, Turner and Veru currently serve on the Board as non-employee directors. Because of his position as an executive with Millennium, Mr. Collins waived receipt of his director’s fees in 2001. Until assuming the position of Co-Chief Executive Officer, Mr. Licklider also received amounts due to non-employee directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. Following are the amounts paid to all directors for each of the last three years:

Year	Amount

1999	$69,240
2000	71,500
2001	56,863

     Under the Amended and Restated 1994 Stock Compensation Plan an aggregate of 36,000 shares of Common Stock was issued to non-employee directors through December 31, 2001.

Compensation of Committee Interlocks and Insider Participation

     The Compensation Committee of the Board (the “Committee”) administers executive compensation. Mr. Turner has been a member of the Committee since September 13, 1994, and became its Chairman on February 27, 1995. Mr. Veru was appointed to the Committee of February 20, 1996, and Mr. Collins was appointed on April 10, 1998. None of these individuals has ever been an officer or employee.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the shares of our Common Stock beneficially owned as of March 29, 2002 by our directors and Named Executive Officers. It also shows other individuals or entities that beneficially owned more than 5% of our Common Stock.

		Shares Issuable
		upon Conversion
		of Preferred		Total and Percent of
	Shares	Stock or exercise	Shares Held	Stock Outstanding
Name and Address	Owned	of options	Under
of Beneficial Owner(a)	Directly(b)	within 60 days(c)	401-K Plan d)	Number	Percent

D. Michael Talla (f)	5,092,299	235,001	4,360	5,331,660	29.09%
Nanette Pattee Francini (f)	256,107	160,002	2,132	418,241	29.09%
Mark S. Spino (f)	227,969	160,002	3,863	391,834	29.09%
Philip J. Swain (f)	134,164	170,002	2,642	306,808	29.09%
Voting Trust (f)	5,710,539	725,007	12,997	6,448,543	29.09%
Timothy O’Brien	3,000	190,002	4,273	197,275	1.08%
The Licklider Living Trust Dated May 2, 1986	1,802,346	38,334	—	1,840,680	10.15%
Andrew L. Turner	4,000	—	—	2,000	*
Dennison T. Veru	29,000	—	—	29,000	*
Brian J. Collins	55,601	—	—	55,601	*
All Directors and Executive Officers as a Group (9 persons)	7,604,486	953,343	17,270	8,575,099	45.02%
Millennium (g)	5,370,491	—	—	5,370,491	29.68%
Kayne Anderson Capital Advisors, L.P. (e)	793,628	3,500,000	—	4,293,628	19.88%

*	Less than 1%

(a)	The address of all directors and executive officers is c/o The Sports Club Company, Inc., at 11100 Santa Monica Blvd., Suite 300, Los Angeles, California 90025.

(b)	Includes shares for which the named person is considered the owner because:

1. the named person has sole voting and investment power,

2. the named persons’ spouse has voting and investment power, or

3. the shares are held by other members of the named persons’ immediate family.

(c)	Includes shares that can be acquired upon conversion of Preferred Stock and shares that can be acquired through stock option exercises through May 28, 2002.

(d)	Includes issued pursuant to our 401(k) Profit Sharing Plan’s discretionary match as of March 29, 2002.

(e)	Effective March 18, 2002, the Company completed a private placement of a newly created class of Preferred Stock to Kayne Anderson Capital Advisors, L.P. and several of their affiliates. The new class of Series B Preferred Stock carries voting rights and is convertible into 3,500,000 shares of the Company’s Common Stock. Kayne Anderson is deemed to be the beneficial owner of the shares subject to conversion. Kayne Anderson Capital Advisors, L.P. is located at 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

The Kayne Anderson Capital Advisors, L.P. shares issuable upon conversion of Preferred Stock are held by the following affiliates:

Shares Held

Kayne Anderson Capital Advisors, L.P.	2,958,334
Ric Kayne	333,333
Charles Norris	166,667
Howard Zelikow	33,333
David Shladovsky	8,333

3,500,000

(f)	Named persons share voting power pursuant to a voting agreement that requires each party to vote his or her shares in the manner determined by a majority of all holders. The agreement is effective until October 20, 2004, or until terminated by persons holding 66 2/3% of the shares of our Common Stock subject to the agreement. Each of the parties to the voting agreement effectively controls the voting of all shares held by the parties to the agreement, and, under SEC rules, are deemed beneficial owners of the shares subject to the agreement. The total number of shares of our Common Stock held by the parties without giving effect to beneficial ownership resulting from the voting agreement is:

	Shares
	Held	Total Shares
Named Person	Directly	Held

D. Michael Talla:
Individually	4,921,318
Spouse	30,953
Trusts for two minor children	140,028

Total		5,092,299
Nanette Pattee Francini		256,107
Mark S. Spino		227,969
Philip J. Swain		134,164

All Parties to Voting Agreement		5,710,539

(g)	The Millennium shares are held by the following affiliates:

Shares Held

Millennium Partners LLC	2,253,863
Millennium Development Partners L.P.	978,900
MDP Ventures I LLC	72,100
MDP Ventures II LLC	1,440,628
Millennium Entertainment Partners L.P.	625,000

5,370,491

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

     Messrs. Talla and Licklider. We have a 50.1% interest in the partnership that owns The Sports Club/LA in Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club’s net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. Under certain circumstances, we have an option to purchase Mr. Talla’s interest in the partnership for an amount equal to four times the amount of his most recent annual distribution from the partnership.

     In September 1999, we sold the property on which the Spectrum Club - Thousand Oaks is located for a sales price of $12.0 million. We entered into a sale and leaseback agreement for the property under a long-term lease with an initial annual base rent of $1.3 million. The Thousand Oaks property consists of the Spectrum Club — Thousand Oaks, a SportsMed facility, unimproved office space, and a parking ramp. We are currently subleasing the Spectrum Club space to another club operator. Mr. Licklider owns an approximate 4.6% interest in the purchaser of the property, and trusts for the benefit of Mr. Talla’s minor children own an approximately 5.2% interest in the purchaser of the property.

     As of May 4, 2001, we entered into a sublease for space located at 333 East 60th Street in New York City. Such space is located within the premises including The Sports Club/LA — Upper East Side. The sublease provides for two five-year renewal options, an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation. The president and owner of this corporation is currently an employee of a corporation controlled by Mr. Talla. Mr. Talla has also disclosed to us the possibility that he might acquire an equity interest in Club at 60th Street, Inc.

     Millennium. Millennium is a partner in the Reebok-Sports Club/NY partnership as well as the landlord of the building in which Reebok Sports Club/NY is located. Reebok-Sports Club/NY partnership pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium. We are entitled to certain additional priority distributions and 60% of the remaining cash flow. Millennium’s partnership interest entitles them to 20% of such remaining cash flow.

     In June 1997, we issued to Millennium 2,105,263 shares of our Common Stock in exchange for $10.0 million. In December 1997, we sold 625,000 shares of Common Stock to Millennium for $5.0 million. We also granted to Millennium certain registration and preemptive rights regarding its shares. In addition, for so long as Millennium maintains at least a 12% interest in our equity securities, we and certain of our stockholders have agreed to cause a nominee of Millennium to be appointed or elected to the Board of Directors. Pursuant to this agreement Brian J. Collins, an officer of Millennium, is currently serving as a member of our Board of Directors.

     We have entered into leases with Millennium relating to The Sports Club/LA - San Francisco, The Sports Club/LA — Washington, D.C. and The Sports Club/LA - Boston. On March 27, 2001, the leases were amended with Millennium’s landlord contribution increasing by $16.5 million in exchange for additional rent payments. In addition, after we receive a management fee equal to 6% of all revenues, an amount equal to our investment in the Club and a 10% — 11% annual return on the investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium’s percentage of the excess cash flow, as defined, previously was 20% for each of theses Clubs.

     Under the amended lease agreements, their percentage increases to 25% for the Washington and Boston Clubs and 60% for the San Francisco Club.

     In consideration of executing a guaranty in favor of Comerica Bank — California (the “Bank”) in connection with the Bank’s renewal of our $15 million credit facility (the “Credit Facility”), Rex A. Licklider, D. Michael Talla and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with us as of July 3, 2001, pursuant to which we are obligated to pay an annual commitment fee to each of the guarantors. At our discretion the 2001 fee was paid in restricted shares of Common Stock with each guarantor receiving 15,384 shares. In addition to the commitment fee we are also obligated to pay each guarantor a usage fee equal to 2% of such guarantor’s pro rata portion of outstanding letters of credit and amounts advanced to us under the Credit Facility. Such usage fee may be paid at our discretion in stock, cash or a combination thereof. It is anticipated that we will renew the Credit Facility and that the Bank will continue to require personal guarantees. We may be obligated to pay additional fees to compensate the guarantors.

     We are also currently negotiating to secure additional equipment financing. If these loans require personal guarantees of the guarantors, it is contemplated that we will compensate the guarantors.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements filed as part of this Report are listed in Item 8 of this Report.

	(2)	No financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Report.

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-79552	10/13/94

3.2	Bylaws of the Registrant	S-1	33-79552	10/13/94

3.3	Amendment to Bylaws dated February 1, 1995.	10-K/A	1-13290	10/14/97

3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant	8-K	1-13290	03/26/02

4.1	Specimen Common Stock Certificate.	S-1	33-79552	10/13/94

4.2	Rights Agreement by and between the Registrant and American Stock Transfer & Trust dated as of October 6, 1998.	8-K	1-13290	10/06/98

4.3	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of February 18, 1999.	8-K	1-13290	03/15/99

4.4	Indenture by and among Registrant, U.S. Bank Trust National Association and the Subsidiary Guarantors referred to therein, dated as of April 1, 1999.	8-K	1-13290	04/14/99

4.5	Registration Rights Agreement by and among the Registrant, Jeffries & Company, Inc. and CIBC Oppenheimer Corp., dated as of April 1, 1999.	8-K	1-13290	04/14/99

4.6	Purchase Agreement by and among the Registrant, Jeffries & Company, Inc. and CIBC Oppenheimer Corp., dated March 29, 1999.	8-K	1-13290	04/14/99

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

4.7	Second Amendment to Rights Agreement entered into as of the second day of July 1999.	10-K	1-13290	03/28/00

4.8	Third Amendment to Rights Agreement made and entered into as of April 27, 2000.	10-K	1-13290	03/30/01

4.9	Fourth Amendment to Rights Agreement entered into as of June 27, 2001 between Registrant and American Stock Transfer & Company.	8-K	1-13290	07/17/01

9.1	Voting Agreement among D. Michael Talla, Nanette Pattee Francini, Mark S. Spino, Peter Feinstein, Philip J. Swain and FP II.	S-1	33-79552	10/13/94

10.1	1994 Stock Incentive Plan. #	S-1	33-79552	10/13/94

10.2	Form of Stock Option Agreement. #	S-1	33-79552	10/13/94

10.3	Form of Stock Purchase Agreement. #	S-1	33-79552	10/13/94

10.4	1994 Stock Compensation Plan. #	S-1	33-79552	10/13/94

10.5	Form of Indemnification Agreement between the Registrant and its directors and certain officers.	S-1	33-79552	10/13/94

10.6	Indemnification Agreement between the Registrant and D. Michael Talla.	S-1	33-79552	10/13/94

10.7	Indemnification Agreement between Registrant and Rex A. Licklider.	S-1	33-79552	10/13/94

10.8	Employment Agreement between Registrant and D. Michael Talla. #	S-1	33-79552	10/13/94

10.9	Employment Agreement between the Registrant and Nanette Pattee Francini. #	S-1	33-79552	10/13/94

10.10	Lease of premises for Reebok Sports Club/NY located at 160 Columbus Avenue, New York 10023 dated June 3, 1992.	S-1	33-79552	10/13/94

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.11	Restated Agreement of Limited Partnership of El Segundo-TDC, Ltd., as amended.	S-1	33-79552	10/13/94

10.12	Management Agreement effective as of June 3, 1992, between R-SC/NY, Ltd. and Pontius Realty, Inc.	S-1	33-79552	10/13/94

10.13	License Agreement between Reebok Fitness Centers, Inc. and R-SC/NY, Ltd. dated June 3, 1992.	S-1	33-79552	10/13/94

10.14	Letter Agreement regarding R-SC/NY dated June 3, 1992.	S-1	33-79552	10/13/94

10.15	Memorandum of Agreement between Reebok Fitness Centers, Inc. and the Company dated as of June 3, 1992.	S-1	33-79552	10/13/94

10.16	Seventh Amendment and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.17	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.18	Form of Option Agreement by and between D. Michael Talla, an individual, TTO Partners, a California Limited Partnership, and Sports Club, Ltd., a California Corporation, relating to L.A./Irvine Sports Club, Ltd., a California Limited Partnership.	S-1	33-79552	10/13/94

10.19	Amended and Restated Agreement of Limited Partnership of TTO Partners, a California Limited Partnership, dated June 30, 1992, as amended January 1, 1993, January 4, 1993 and February 12, 1994 and as assigned January 1, 1993.	S-1	33-79552	10/13/94

10.20	First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. Dated as of October 12, 1994.	S-1	33-79552	10/13/94

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.21	Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company dated October 12, 1994.	S-1	33-79552	10/13/94

10.22	Amendment to First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.23	Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 29, 1994.	S-1	33-79552	10/13/94

10.24	License Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 20, 1994.	S-1	33-79552	10/13/94

10.25	Agreement by and among Reebok-Sports Club/NY Ltd., Talla New York, Inc., RFC, Inc., LMP Health Club Co., Millennium Entertainment Partners, L.P. and Registrant dated as of December 30, 1996.	10-K/A	1-13290	10/14/97

10.26	Letter Agreement between Millennium Entertainment Partners, L.P. and the Registrant dated as of March 13, 1997.	10-K/A	1-13290	10/14/97

10.27	First Amendment to Option Agreement between D. Michael Talla and TTO Partners dated May 27, 1997.	10-K	1-13290	02/26/98

10.28	Amendment of Lease between Lincoln Metrocenter Partners, L.P. and Reebok-Sports Club/NY Ltd. as of January 31, 1998.	10-K	1-13290	02/26/98

10.29	Lease Agreement between RCPI Trust and the Registrant as of February 27, 1998.	10-K	1-13290	03/25/99

10.30	Amended and Restated Net Operating Lease among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated March 26, 1985.	10-K	1-13290	03/25/99

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.31	Lease Modification Agreement by and among Hirschfeld Realty Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated July 1, 1990.	10-K	1-13290	03/25/99

10.32	Assignment and Assumption of Lease by and between Vertical Fitness and Racquet Club, Ltd., and Bally Entertainment Corporation dated January 8, 1996.	10-K	1-13290	03/25/99

10.33	Assignment of Lease executed by Hilton Hotels Corporation, as successor to tenant, and agreed to and accepted by the Registrant, dated April 15, 1998.	10-K	1-13290	03/25/99

10.34	Second Amendment to Amended and Restated Net Operating Lease by and among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and the Registrant dated April 15, 1998.	10-K	1-13290	03/25/99

10.35	Asset Purchase Agreement between Hilton Hotels Corporation and RM Sports Club, Inc. dated as of April 1, 1998.	10-K	1-13290	03/25/99

10.36	Assignment and Assumption of Asset Purchase Agreement between RM Sports Club, Inc. and the Registrant entered into as of April 1, 1998.	10-K	1-13290	03/25/99

10.37	Note Payable issued by the Registrant to Hilton Hotels Corporation dated April 15, 1998.	10-K	1-13290	03/25/99

10.38	Amended and Restated 1994 Stock Incentive Plan as of June 2, 1998. #	10-K	1-13290	03/25/99

10.39	Employment Agreement between the Registrant and John Gibbons dated October 16, 1998. #	10-K	1-13290	03/25/99

10.40	Letter Agreement between the Registrant and Millennium Partners LLC dated as of October 27, 1998.	10-K	1-13290	03/25/99

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.41	First Amendment to Lease between RCPI Trust and the Registrant dated October 30,1998.	10-K	1-13290	03/25/99

10.42	Second Amendment to Lease between RCPI Trust and the Registrant dated March 4, 1999.	10-K	1-13290	03/25/99

10.43	Lease between CB-1 Entertainment Partners LP and S.F. Sports Club, Inc. dated June 1, 1997.	10-K	1-13290	03/25/99

10.44	Lease between 2200 M Street LLC and Washington D.C. Sports Club, Inc. dated March 1999.	10-K	1-13290	03/25/99

10.45	Fourth Amended and Restated Loan Agreement by and among the Registrant, certain of its subsidiaries and Comerica Bank-California, dated April 1, 1999.	8-K	1-13290	04/14/99

10.46	Intercreditor Agreement by and among the Registrant, certain of its subsidiaries, Comerica Bank-California and U.S. Bank Trust National Association, dated April 1, 1999.	8-K	1-13290	04/14/99

10.47	Disbursement Agreement between U.S. Bank Trust National Association and the Registrant and certain of its subsidiaries dated as of April 1, 1999.	8-K	1-13290	04/14/99

10.48	Stock Purchase Agreement dated September 16, 1999 by and among Racquetball and Fitness Clubs, Inc., The Spectrum Club Company, Inc., Canoga Agoura Spectrum Club, Inc., Spectrum Club, Inc., Spectrum Club Anaheim, El Segundo - TDC, Ltd., TVE, Inc. and the Registrant.	8-K	1-13290	10/05/99

10.49	Amendment #1 to the Stock Purchase Agreement dated September 16, 1999 by and among Racquetball and Fitness Clubs, Inc., The Spectrum Club Company, Inc., Canoga Agoura Spectrum Club, Inc., Spectrum Club Anaheim, El Segundo - TDC, Ltd., TVE, Inc. and the Registrant.	8-K	1-13290	10/05/99

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.50	Amended and Restated 1994 Stock Compensation Plan. #	10-K	1-13290	03/28/00

10.51	Lease Agreement as of September 24, 1999 between The Spectrum Club Company, Inc. and West Hollywood Property Limited Partnership and 2400 Willow Lane Associates Limited Partnership.	10-K	1-13290	03/28/00

10.52	Lease Agreement as of November 5, 1999 by and between New Commonwealth Center Limited Partnership and Washington D.C. Sports Club, Inc.	10-K	1-13290	03/28/00

10.53	Separation from Employment Agreement made as of February 11, 2000 by and between the Registrant and John M. Gibbons. #	10-K	1-13290	03/28/00

10.54	Letter Agreement dated March 11, 1999 amending the October 27, 1998 Letter Agreement between the Registrant and Millennium Partners, LLC.	10-K	1-13290	03/28/00

10.55	Amendment adopted November 4, 1999 to the Registrant’s 1994 Stock Incentive Plan. #	10-K	1-13290	03/28/00

10.56	Certificate representing Series “B” Senior Secured Notes.	10-K	1-13290	03/28/00

10.57	First Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank - California as of December 3, 1999.	10-K	1-13290	03/28/00

10.58	Form of The Sports Club Membership Agreements.	10-K	1-13290	03/28/00

10.59	Transition Services Agreement made as of December 3, 1999 by and among the Registrant and Racquetball & Fitness Clubs, Inc.	10-K	1-13290	03/28/00

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.60	Second Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank-California as of August 10, 2000.	10-K	1-13290	03/30/01

10.61	Reaffirmation of Intercreditor and Subordination Agreement dated as of August 10, 2000 among the Registrant and certain of its subsidiaries and U.S. Bank Trust, National Association.	10-K	1-13290	03/30/01

10.62	First Supplemental Agreement of Lease made as of the 27th day of March, 2001 between CB-1 Entertainment Partners, LP and S.F. Sports Club, Inc.	10-K	1-13290	03/30/01

10.63	First Supplemental Agreement of Lease made as of the 27th day of March 2001 between New Commonwealth Center Limited Partnership and Washington D.C. Sports Club, Inc.	10-K	1-13290	03/30/01

10.64	First Supplemental Agreement of Lease made as of the 27th day of March 2001 between 2200 M Street LLC and Washington D.C. Sports Club, Inc.	10-K	1-13290	03/30/01

10.65	Third Amendment to Fourth Amended and Restated Loan Agreement entered into as of June 1, 2001 by and among Registrant and various of its subsidiaries and Comerica Bank - California.	8-K	1-13290	07/17/01

10.66	Indemnification and Contribution Agreement entered into as of July 3, 2001 by and among the Registrant., Rex A. Licklider, D. Michael Talla and MDP Ventures II LLC.	8-K	1-13290	07/17/01

10.67	The Sports Club Company, Inc. 2001 Stock Incentive Plan. #				X

10.68	Preferred Stock Purchase Agreement made as of March 18, 2002 by and among Registrant and the holders of the Series B Convertible Preferred Stock.	8-K	1-13290	03/26/02

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

10.69	Investor Rights Agreement made as of the 18th day of March 2002 by and between the Registrant and the holders of the Series B Convertible Preferred Stock.	8-K	1-13290	03/26/02

10.70	Asset Purchase Agreement dated as of January 25, 2002, by and between SCC Nevada, Inc. and LSI-Nevada, LLC.				X

10.71	Standard Form Lease between the Registrant and Club at 60th St., Inc. for space located at 333 East 60th Street, New York, dated May 4, 2001.				X

10.72	First Amendment to Lease by and among Registrant and Club at 60th St., Inc. dated as of March 1, 2002.				X

10.73	Waiver of Covenant Compliance Letter Agreement between the Registrant and Comerica Bank — California dated March 14, 2002.				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP				X

#	Compensation agreement or plan.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed from October 1, 2001 through the date of this report:

On March 26, 2002, we filed a Form 8-K announcing the completion of a $10,500,000 private placement of a newly created class of Preferred Stock.

(c)	Exhibits

Index to Exhibits

Exhibit
Number	Exhibit

10.67	The Sports Club Company, Inc. 2001 Stock Incentive Plan. #

10.70	Asset Purchase Agreement dated as of January 25, 2002, by and between SCC Nevada, Inc. and LSI-Nevada, LLC.

10.71	Standard Form Lease between the Registrant and Club at 60th St., Inc. for space located at 333 East 60th Street, New York, dated May 4, 2001.

10.72	First Amendment to Lease by and among Registrant and Club at 60th St., Inc. dated as of March 1, 2002.

10.73	Waiver of Covenant Compliance Letter Agreement between the Registrant and Comerica Bank — California dated March 14, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

#	Compensation agreement or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

THE SPORTS CLUB COMPANY, INC. /s/ D. Michael Talla D. Michael Talla Co-Chief Executive Officer /s/ Rex A. Licklider Rex A. Licklider Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature	Title	Date

/s/ D. Michael Talla D. Michael Talla	Chairman of the Board and Co-Chief Executive Officer	March 29, 2002

/s/ Rex A. Licklider Rex A. Licklider	Vice Chairman of the Board and Co-Chief Executive Officer	March 29, 2002

/s/ Timothy O’Brien Timothy M. O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ Brian J. Collins Brian J. Collins	Director	March 29, 2002

/s/ Nanette Pattee Francini Nanette Pattee Francini	Director	March 29, 2002

/s/ Andrew L. Turner Andrew L. Turner	Director	March 29, 2002

/s/ Dennison Veru Dennison Veru	Director	March 29, 2002