Form 10-Q
period 2002-03-31
SPORTS CLUB CO INC
filed 2002-05-10
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002
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

Yes      ☑     No      ☐

         Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares
Outstanding at
Class	May 10, 2002

Common Stock, par value $.01 per share	18,095,953

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2001 and March 31, 2002
(Amounts in thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$1,482	$2,766

Accounts receivable, net of allowance for doubtful accounts of $318 and $346 at December 31, 2001 and March 31, 2002	4,840	4,675

Inventories	1,225	1,126

Other current assets	734	1,649

Total current assets	8,281	10,216

Property and equipment, at cost, net of accumulated depreciation and amortization of $30,559 and $32,214 at December 31, 2001 and March 31, 2002	170,893	165,107

Costs in excess of net assets acquired, less accumulated amortization of $2,531 at December 31, 2001 and March 31, 2002	12,794	12,794

Other assets, at cost, net	5,240	6,338

	$197,208	$194,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current installments of notes payable and equipment financing loans	$11,449	$2,635

Accounts payable	3,028	4,059

Accrued liabilities	11,353	9,223

Deferred membership revenues	13,670	14,410

Total current liabilities	39,500	30,327

Notes payable and equipment financing loans, less current installments	104,042	103,520

Deferred lease obligations	4,982	6,632

Minority interest	600	600

Total liabilities	149,124	141,079

Contingencies:

Redeemable preferred stock, $.01 par value, 10,500 shares authorized; 10,500 shares issued and outstanding at March 31, 2002; shares are redeemable on March 18, 2009 for $10,500 ($1,000 per share)	—	10,042

Shareholders’ equity:

Preferred stock, $.01 par value, 1,000,000 shares and 989,500 shares authorized at December 31, 2001 and March 31, 2002, respectively; no shares issued or outstanding	—	—

Common stock, $.01 par value, 40,000,000 shares authorized; 21,060,717 shares issued at December 31, 2001 and March 31, 2002	211	211

Additional paid-in capital	102,764	102,722

Accumulated deficit	(39,481)	(44,414)

Treasury stock, at cost, 3,045,360 and 2,964,764 shares at December 31, 2001 and March 31, 2002	(15,410)	(15,185)

Net shareholders’ equity	48,084	43,334

	$197,208	$194,455

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended March 31, 2001 and 2002
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenues	$23,546	$29,546

Operating expenses:

Direct	20,745	25,348

General and administrative	2,347	1,897

Selling	1,132	1,433

Depreciation and amortization	2,843	3,086

Pre-opening expenses	958	130

Total operating expenses	28,025	31,894

Loss from operations	(4,479)	(2,348)

Other income (expense):

Interest, net	(3,078)	(3,384)

Minority interests	(38)	(38)

Non-recurring items	395	—

Loss before income tax benefit	(7,200)	(5,770)

Income tax benefit	(2,558)	(836)

Net loss	(4,642)	(4,934)

Dividends on preferred stock	—	36

Net loss available to common shareholders	$(4,642)	$(4,970)

Net loss per share:

Basic and diluted	$(0.26)	$(0.28)

Weighted average shares outstanding:

Basic and diluted	17,897	18,027

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2001 and 2002
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:

Net loss	$(4,642)	$(4,934)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,843	3,086

Deferred tax benefit	(2,611)	—

(Increase) decrease in:

Accounts receivable, net	16	185

Inventories	101	(7)

Other current assets	(47)	(940)

Other assets, net	(292)	(1,108)

Increase (decrease) in:

Accounts payable	(977)	1,281

Accrued liabilities	(2,141)	(2,210)

Deferred membership revenues	809	694

Deferred lease obligations	1,281	1,650

Net cash used in operating activities	(5,660)	(2,303)

Cash flows provided by (used in) investing activities:

Capital expenditures	(1,154)	(3,235)

Decrease in restricted cash	252	—

Distributions from unconsolidated subsidiary	31	—

Increase in due from affiliates	(1)	—

Proceeds from sale of The Sports Club/Las Vegas-net of costs	—	6,158

Net cash provided by (used in) investing activities	(872)	2,923

Cash flows provided by (used in) financing activities:

Proceeds from issuance of Preferred Stock, net of costs	—	10,000

Proceeds from notes payable and equipment financing loans	—	11,800

Repayments of notes payable and equipment financing loans	(629)	(21,136)

Net cash provided by (used in) financing activities	(629)	664

Net increase (decrease) in cash and cash equivalents	(7,161)	1,284

Cash and cash equivalents at beginning of period	11,059	1,482

Cash and cash equivalents at end of period	$3,898	$2,766

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,864	$5,861

Cash paid for income taxes	$178	$—

See accompanying notes to condensed consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and March 31, 2002

1. Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2001, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three month period ended March 31, 2002, are not necessarily indicative of the results for the fiscal year ending December 31, 2002.

2. Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2002, cash and cash equivalents were $2.8 million.

3. Notes Payable and Equipment Financing Loans

         Notes payable and equipment financing loans are summarized as follows:

	December 31,	March 31,
	2001	2002

	(Amounts in thousands)
Senior Secured Notes (a)	$100,000	$100,000

Equipment financing loans (b)	6,023	5,530

Other note payable (c)	963	625

Credit Line (Note 4 Bank Credit Facility)	8,505	—

	115,491	106,155

Less current installments	11,449	2,635

	$104,042	$103,520

(a)	On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”).

The Senior Secured Notes are secured by substantially all of the Company’s assets, other than certain excluded assets. In connection with the issuance of the Senior Secured

Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) which includes certain covenants which as of March 31, 2002, restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. If the Company undergoes a “change in control”, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

(b)	The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

(c)	This note was issued in connection with the acquisition of The Sports Club/LA- Upper East Side. Principle payments of $112,500 are payable each month through June 2002 with a final payment of $287,500 due in July 2002.

4. Bank Credit Facility

         On July 3, 2001, the Company renewed its $15.0 million bank credit facility. The facility matures on May 31, 2002 and bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank’s prime rate (4.75% at March 31, 2002). The loans are secured by all the assets of The Sports Club/Irvine and are guaranteed by the Company’s three major stockholders. The agreement requires the Company to maintain certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At March 31, 2002, the Company was not in compliance with one covenant. The Bank has waived this covenant violation through the current expiration date of the credit facility (May 31, 2002). The Company and the Bank are in discussions regarding a renewal of the credit facility through May 31, 2003, with revised covenants.

         At March 31, 2002, there were no cash advances outstanding under this credit facility and $6.2 million was utilized in the form of outstanding letters of credit, leaving $8.8 million available for future borrowings.

5. Net Loss per Share

         Basic loss per share represents the net loss less an accrual for Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the quarter ended March 31, 2001 and 2002, there were 1,675,000 and 1,973,179 anti-dilutive common stock equivalents, respectively.

6. Income Tax Benefit

         The income tax benefit recorded for the three months ended March 31, 2002 represents a federal income tax refund the Company will receive as a result of changes in existing tax laws. The benefit arises from the Company’s ability to carryback net operating losses incurred during 2001 to 1995, 1996 and 1997 tax years in which the Company had taxable income. The benefit recorded is consistent with the provisions of statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes.”

7. Redeemable Preferred Stock

         On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Preferred Stock. The Company received $10.0 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value (“Series B Preferred”), at a price of $1,000 per share. The Company has the obligation to redeem any outstanding shares of Series B Preferred on March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends will accrue at the annual rate of $90.00 per share. Such dividends are cumulative but will not accrue interest. At the Company’s option, dividends may be paid in cash or by the issuance of additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per Common Share (resulting in the issuance of 3,500,000 Common shares if 100% are converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to approval of the American Stock Exchange (“AMEX”). Pursuant to AMEX regulations, the Company’s shareholders will be asked to approve (at the next Annual Meeting of Shareholders) the issuance of Common Stock upon conversion of the Series B Preferred if the number of shares to be issued would equal or exceed 20% of the total number of shares outstanding immediately prior to conversion. In the event the Series B Preferred is redeemed before March 18, 2005, the holders shall receive a warrant to purchase shares of Common Stock at a price of $3.00 per share exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders shall be entitled to receive, prior and in preference to any distribution to common shareholders, an amount equal to $1,000 for each share of Series B Preferred then outstanding.

         The initial carrying value of the Series B Preferred was recorded at its “fair value” (sale price less costs to issue) at date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value will equal the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At March 31, 2002, the Series B Preferred carrying value consisted of the following ($ in thousands):

Initial fair value, sale price of $10,500,000 less costs to issue of $500,000	$10,000

Redemption value accretion	6

Accrued and unpaid dividends accretion	36

Total carrying value	$10,042

8. Litigation

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

9. New Accounting Pronouncements

         During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill and certain intangibles ceases upon adoption of SFAS No. 142, which is effective for fiscal years starting after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company has goodwill recorded and the impact of the adoption of SFAS No. 142 had no significant impact on the Company’s financial position or results of operations (see Note 10 below). The adoption of SFAS No. 141 had no significant impact on the Company’s financial position or results of operations.

         The Financial Accounting Standards Board recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

10. Goodwill

         The Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized against earnings and had the following effect on the Company’s reported net loss and net loss per share for the three months ended March 31, 2001 and 2002.

	Three Months Ended
	March 31,

	2001	2002

	(Amounts in thousands)
Reported net loss	$(4,642)	$(4,934)

Add back: Goodwill amortization, net of tax	79	—

Adjusted net loss	$(4,563)	$(4,934)

Reported basic and diluted loss per share	$(0.26)	$(0.28)

Adjusted basic and diluted loss per share	$(0.26)	$(0.28)

11. Subsequent Events

         On April 22, 2002, the Company signed a lease to develop The Sports Club/LA-Beverly Hills. The new Sports Club/LA will be a two-story 40,000 square foot Club at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. Anticipated development costs are approximately $6.2 million. The Company is seeking development partners or alternative financing to complete this project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

Overview

         The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to principles of consolidation, revenue recognition, inventories, depreciation and amortization, start up costs, impairment of long-lived assets and long-lived assets to be disposed of, fair value of financial instruments and segment reporting. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Sports Club/LA at Rockefeller Center, The Sports Club/LA in Manhattan’s Upper East Side, The Sports Club/LA in Washington D.C., The Sports Club/LA in Boston and The Sports Club/LA in San Francisco opened in February 2000, September 2000, October 2000, September 2001 and October 2001, respectively. In July 2001, we closed our SportsMed Agoura Hills location and by December 31, 2001, we had finished the transfer of our retail business to outside third party vendors. On January 31, 2002, we sold The Sports Club/Las Vegas. As a result of these Club openings, the high level of pre-opening expenses incurred at these new Clubs, the closing of our SportsMed Agoura Hills location, our transfer of the retail business and the sale of The Sports Club/Las Vegas, results for the three months ended March 31, 2002 and 2001 are not indicative of expected results in future periods. Seasonal factors have not had a significant effect on our operating results. We believe that the recent relatively moderate inflation rate has not significantly impacted our operations.

Results of Operations

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001.

         Our revenues for the three months ended March 31, 2002, were $29.5 million, compared to $23.5 million for the same period in 2001, an increase of $6.0 million or 25.5%. Revenue increased by $6.2 million, due to the opening of The Sports Club/LA in Boston in September of 2001 and The Sports Club/LA in San Francisco in October of 2001 and revenue increased by $1.4 million as a result of membership growth at the three Sports Clubs/LA Clubs opened in 2000. Revenue decreased by $1.0 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, and revenue decreased by $593,000 at our other Sports Clubs and our SportsMed subsidiary primarily due to the transfer of our retail operations to outside third party vendors and the closing of our SportsMed Agoura Hills location.

         Our direct expenses increased by $4.6 million to $25.3 million for the three months ended March 31, 2002, versus $20.7 million for the same period in 2001. Direct expenses increased by $6.7 million, due to the opening of The Sports Club/LA in Boston in September of 2001 and The Sports Club/LA in San Francisco in October of 2001 and direct expenses increased by $207,000 as a result of an increase in expenses associated with the membership growth at the three Sports Clubs/LA Clubs opened in 2000. Direct expenses decreased by $904,000 due to the sale of The Sports Club/Las Vegas on January 31, 2002, and direct expenses decreased by $1.4 million at our other Sports Clubs and our SportsMed subsidiary primarily as a result of the transfer of the retail operations to outside third party vendors and the closing of our SportsMed Agoura Hills location. Direct expenses as a percent of revenue for the three months ended March 31, 2002, decreased to 85.8% from 88.1% for the same period in 2001. As membership levels and therefore revenue ramps up at The Sports Clubs/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease.

         Our general and administrative expenses were $1.9 million for the three months ended March 31, 2002, versus $2.3 million for the same period in 2001, a decrease of $450,000 or 19.2%. Our general and administrative expenses decreased by $303,000 due to lower legal fees resulting from the settlement or dismissal of the various legal matters we were involved in. General and administrative expenses decreased by $289,000 as a result of expense cutting measures implemented by us that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $142,000 primarily as a result of higher corporate office rent and a reduction in corporate office overhead allocated to the Clubs. General and administrative expenses decreased as a percentage of revenue to 6.4% for the three months ended March 31, 2002, from 9.7% for the same period in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

         Our selling expenses were $1.4 million for the three months ended March 31, 2002, versus $1.1 million for the same period in 2001, an increase of $301,000 or 26.6%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Clubs/LA Clubs opened in 2000 and 2001 with the majority of the increase being incurred at the two most recently opened Sports Clubs/LA Clubs in Boston and San Francisco. We also placed special emphasis on membership growth at The Sports Club/LA at Rockefeller Center. Selling expenses for the three months ended March 31, 2002 at these five most recently opened Clubs increased by $422,000 when compared to the same period in 2001. Selling expenses decreased by $104,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and selling expenses were $17,000 lower at our other Sports Clubs and our SportsMed subsidiary. Selling expenses as a percentage of revenue stayed flat at 4.8% for the three months ended March 31, 2002 and 2001.

         Our depreciation and amortization expenses were $3.1 million for the three months ended March 31, 2002, versus $2.8 million for the same period in 2001, an increase of $243,000 or 8.5%. Depreciation and amortization expenses increased by $226,000, as a result of the opening of The Sports Club/LA in Boston in September 2001 and The Sports Club/LA in San Francisco in October of 2001 and depreciation and amortization expenses increased by $284,000 at our corporate headquarters, primarily due to the start of amortization on our recently installed membership accounting software. Depreciation and amortization expenses decreased by $59,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by $85,000 at our other Sports Clubs and our SportsMed subsidiary as a result of assets becoming fully depreciated. Depreciation and amortization expense also decreased by $123,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other intangibles no longer be amortized to earnings.

         Pre-opening expenses were $130,000 for the three months ended March 31, 2002, versus $958,000 for the same period in 2001. Pre-opening expenses for the three months ended March 31, 2002, consisted of legal fees incurred related to a possible Club site on Long Island in New York. Pre-opening expenses by Club for the three months ended March 31, 2001, were $480,000 at The Sports Club/LA in Boston and $478,000 at The Sports Club/LA in San Francisco.

         We incurred net interest expense of $3.4 million for the three months ended March 31, 2002, versus $3.1 million for the same period in 2001, an increase of $306,000. Net interest expense increased by $86,000 due to our discontinuance of capitalizing interest costs on Sports Clubs under development after the last Sports Club/LA was opened in October 2001. Net interest expense increased by $206,000, due to a reduction in interest income earned on invested cash balances (invested cash balances were used to pay for new Club development). There was a $14,000 increase in net interest expense due to increased usage of our Bank credit facility.

         We recorded non-recurring income of $395,000 for the quarter ended March 31, 2001. The non-recurring income is the result of the reversal of accrued interest expense related to the settlement of the Park Place Entertainment Corporation litigation. As part of the settlement we were no longer required to pay the accrued interest due on the note.

         The tax benefit recorded for the three months ended March 31, 2002, is the result of an estimated $900,000 federal income tax refund we will receive due to recent tax law changes that allow us to carry-back our 2001 loss to the 1995, 1996 and 1997 tax years and New York City income taxes of $64,000 incurred at our Reebok Sports Club/NY. We did not record any deferred tax benefit related to our loss incurred for the three months ended March 31, 2002. After the tax benefit, our loss for the three months ended March 31, 2002, was $4.9 million or $0.28 per basic and diluted share. Our estimated federal and state income tax benefit rate was 36% for the three months ended March 31, 2001, resulting in a net loss of $4.6 million or $0.26 per basic and diluted share.

Liquidity and Capital Resources

         Cash and Credit Availability. On March 31, 2002, our cash balance was $2.8 million. Our bank credit facility is a $15.0 million credit agreement with a maturity date of May 31, 2002. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/4% or the Bank’s prime rate (4 3/4% at March 31, 2002). Under the terms of the Indenture (defined below), we are currently allowed to increase our existing bank facility by $5.0 million. At March 31, 2002, there were no cash advances outstanding under this credit facility and $6.2 million was utilized in the form of outstanding letters of credit, leaving $8.8 million available for future borrowings. The credit agreement requires us to maintain certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At March 31, 2002, we were not in compliance with one of these covenants. Our bank has issued a waiver of this covenant breach through May 31, 2002. We are in discussions with the bank to renew the credit facility through May 31, 2003, with revised covenants. Due to time constraints, we may temporarily reduce the credit facility to $10.0 million and extend the expiration date until August 31, 2002. This will give us and the Bank additional time to resolve the issues related to a longer term renewal.

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

         The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At March 31, 2002, we had $5.5 million of equipment financing obligations outstanding and would be allowed to finance an additional $4.5 million with our equipment serving as collateral. We have recently been able to secure only $300,000 of new equipment financing.

         In January 2002, we sold The Sports Club/Las Vegas, and received net proceeds of $6.1 million. In March 2002, we completed the sale of $10.5 million in Preferred Stock for net proceeds of $10.0 million. The terms of the Preferred Stock issuance are discussed in Note 7. We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with the intention of building The Sports Club/LA — Houston on the site. We have decided to sell the Houston property, which is currently in escrow. The closing date of the escrow has been delayed several times and we are not certain that the buyer will be able to complete the transaction. The buyer’s ability to close this transaction is dependent upon its receiving debt or equity financing. If the transaction does close with this buyer, we will receive net proceeds of approximately $2.5 million.

         Operating Cash Flow. During the three months ended March 31, 2002, our operations generated $3.7 million of cash flow before pre-opening expenses and interest payments. We incurred $130,000 in pre-opening expenses and made interest payments of $5.9 million during the three months ended March 31, 2002, resulting in a net $2.3 million of cash used in operating activities.

         All our mature Sports Clubs (Clubs open at least three years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. As a result of opening three Clubs in 2000 and two Clubs in 2001, our consolidated operating cash flows, for the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, were negative. We expect this trend to continue until the newly opened Clubs generate positive cash flows. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club achieves positive cash flow. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

         New Club Developments. In 2000 we completed construction of The Sports Club/LA at three new sites. As of March 31, 2002 approximately $514,000 of construction costs remain unpaid on these developments.

         We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively “Millennium”) with respect to the development of The Sports Club/LA locations in San Francisco and Boston. Millennium owns approximately 29.7% of our outstanding Common Stock. At March 31, 2002, our portion of the remaining aggregate development and equipment costs for these Clubs is currently estimated to be approximately $2.0 million. The Sports Club/LA in Boston and San Francisco opened in September 2001 and October 2001, respectively.

         On April 22, 2002, we signed a lease to develop The Sports Club/LA-Beverly Hills. The new Sports Club/LA will be a two-story 40,000 square foot Club at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. Anticipated development costs are approximately $6.2 million. We are seeking development partners or alternative financing (subject to the restrictions in the Indenture) to complete this project.

         Other Capital Requirements. In connection with our acquisition of the rights to develop The Sports Club/LA — Upper East Side, we issued a note to the seller. Three remaining monthly installments of $112,500 are required through June 2002 with a final payment of $287,500 due in July 2002.

         In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Equipment financing and operating cash flow have historically funded these expenditures. While capital expenditures may fluctuate from time to time, we generally expect to spend approximately 2% to 4% of revenues on facility and equipment upgrades and replacements. We have started construction of a restaurant/café at The Sports Club/LA — Upper East Side at an estimated cost of approximately $500,000. We also expect to spend approximately $625,000 during the next 12 months to upgrade our management information systems and enhance our disaster recovery capabilities.

         The Indenture requires us to make an excess proceeds offer and apply the unused net proceeds to retire Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. To the extent we sell assets, such as The Sports Club/Las Vegas and our real estate in Houston, the proceeds from those sales would be subject to the excess proceeds provision of the Indenture. We do not expect to be required to make an excess proceeds offer as a result of the sale of The Sports Club/Las Vegas or the Houston real estate.

         Summary. During the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, we incurred significant operating losses that have impacted our liquidity. Our EBITDA for the three months ended March 31, 2002, was $830,000. Our projected annual EBITDA through March 31, 2003, is significantly lower than the cash required to pay our annual interest costs and to fund routine capital expenditures. We are projecting significantly higher EBITDA levels through March 31, 2003 and beyond as our newer Clubs mature, but there can be no assurance that the EBITDA at these newer Clubs will increase to a level sufficient to cover the cost structure associated with operating the Clubs.

         We sold The Sports Club/Las Vegas in January 2002 generating net proceeds of $6.1 million. We also completed the sale of $10.5 million of Preferred Stock in March 2002, generating net proceeds of $10.0 million. We are in discussions with the Bank to renew the credit facility that expires on May 31, 2002 for another year. As part of the negotiation process, new covenants will be established that, in our estimation, we will be in compliance with as of the date of the renewal. The Bank has waived our breach of the covenant that we were in default with as of March 31, 2002, through May 31, 2002. The terms of the Bank agreement are described in Note 4. If we are unable to renew the current Bank facility we will seek replacement financing. However, there can be no assurance that the terms of any such replacement financing will be as favorable as those currently in effect under the existing credit facility.

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

         We operate in a highly capital intensive industry and as a result are heavily leveraged. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction.

         Our debt position is also significant. Semi-annual interest payments on the Senior Secured Notes are approximately $5.7 million with the Notes maturing in March 2006.

         In addition to amounts necessary to pay for our operating expenses, $11.4 million of annual interest costs on our Senior Secured Notes and routine capital expenditures we have the following capital commitments through March 31, 2003 ($’s in thousands):

Remaining construction costs of new Clubs	$2,468

Beverly Hills development	6,200

Information system upgrades	625

Principal payments on long-term debt	2,635

$11,928

         Although no assurances can be given, we expect that the actions taken to date with the sale of The Sports Club/Las Vegas, the Preferred Stock sale, the anticipated renewal of the Bank facility or replacement financing and the proposed divestitures of other assets will enable us to successfully meet our obligations through March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2002, we had no cash advances outstanding under the credit facility but $6.2 million was utilized in the form of outstanding letters of credit.

         We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of March 31, 2002, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At March 31, 2002, the fair value of the Senior Secured Notes is approximately $90.0 million.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

Item 2. Changes in Securities

         On March 18, 2002, the Company issued 10,500 shares of Series B Redeemable Preferred Stock (the “Series B Preferred”), for a purchase price of $10,500,000. The Series B Preferred is convertible into shares of the Company’s common stock in the manner described herein under “Note 7. Redeemable Preferred Stock” in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 hereof. The Series B Preferred was issued to Kayne Anderson Capital Advisors, Ltd. (“Kayne Anderson”) and four “affiliates” thereof, in exchange for consideration of $10.5 million, less a placement fee of $500,000 payable by the Company to Kayne Anderson (which, in turn, remitted a portion of this fee to the other investors). The issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         The following report on Form 8-K has been filed since December 31, 2001:

         On March 26, 2002, we filed a report on Form 8-K announcing that on March 18, 2002, we completed a $10,500,000 private placement of a newly created class of preferred stock to Kayne Anderson Capital Advisors, L.P. and several of its affiliates. The net proceeds of the offering of $10,000,000 were added to working capital to support the growth of our recently developed Clubs in Washington D.C., Boston and San Francisco.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTS CLUB COMPANY, INC.

Date: May 10, 2002	by	/s/ Rex A. Licklider Rex A. Licklider Vice Chairman of the Board And Co-Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2002	by	/s/ Timothy M. O’Brien Timothy M. O’Brien Chief Financial Officer (Principal Financial and Accounting Officer)