Form 10-Q
period 2002-06-30
SPORTS CLUB CO INC
filed 2002-08-14
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002
                            Commission File # 1-13290


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




                                                            Shares
                                                        Outstanding at
                   Class                                August 14, 2002
 ------------------------------------------  ----------------------------------
               Common Stock,                              18,095,953
         par value $.01 per share

                             THE SPORTS CLUB COMPANY, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and June 30, 2002
                      (Amounts in thousands, except share data)
                                    (Unaudited)

                                                                                        December 31,       June 30,
                                       ASSETS                                               2001             2002
                                                                                            ----             ----
Current assets:
  Cash and cash equivalents                                                          $     1,482      $     1,621
  Accounts receivable, net of allowance for doubtful accounts
      of $318 and $523 at December 31, 2001 and June 30, 2002, respectively                4,840            3,847
  Inventories                                                                              1,225            1,189
  Other current assets                                                                       734            1,707
                                                                                     -----------      -----------
     Total current assets                                                                  8,281            8,364

Property and equipment, at cost, net of accumulated depreciation and amortization of $30,559 and $35,094 at December 31, 2001 and
  June 30, 2002, respectively                                                            170,893          163,861
Costs in excess of net assets acquired, less accumulated amortization
  of $2,531 at December 31, 2001 and June 30, 2002                                        12,794           12,794
Other assets, at cost, net                                                                 5,240            7,380
                                                                                      -----------       -----------
                                                                                      $  197,208       $  192,399
                                                                                      ===========       ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and equipment
     financing loans                                                                 $    11,449      $     4,051
  Accounts payable                                                                         3,028            2,450
  Accrued liabilities                                                                     11,353           12,557
  Deferred membership revenues                                                            13,670           13,302
                                                                                     -----------      -----------
     Total current liabilities                                                            39,500           32,360

Notes payable and equipment financing loans,
  less current installments                                                              104,042          102,986
Deferred lease obligations                                                                 4,982            7,807
Minority interest                                                                            600              600
                                                                                      -----------       -----------
  Total liabilities                                                                      149,124          143,753

Contingencies:
  Redeemable preferred stock, $.01 par value,  10,500 shares authorized;  10,500 shares issued and outstanding at June 30, 2002; shares are redeemable
    on March 18, 2009 for $10,500 ($1,000 per share)                                          --           10,210

Shareholders' equity:
  Preferred  stock,  $.01  par  value,   1,000,000  shares  and  989,500  shares
     authorized at December 31, 2001 and June 30, 2002, respectively;
     no shares issued or outstanding                                                          --               --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    21,060,717 shares issued at December 31, 2001 and June 30, 2002                          211              211
  Additional paid-in capital                                                             102,764          102,463
  Accumulated deficit                                                                    (39,481)         (49,054)
  Treasury stock, at cost, 3,045,360 and 2,964,764 shares at
    December 31, 2001 and June 30, 2002, respectively                                    (15,410)         (15,184)
                                                                                     ------------     ------------
       Shareholders' equity                                                               48,084           38,436
                                                                                     -----------      -----------
                                                                                     $   197,208      $   192,399
                                                                                     ===========      ===========

    See accompanying notes to condensed  consolidated  financial statements.

                           THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months ended June 30, 2001 and 2002
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                            2001         2002         2001         2002
                                                            ----         ----         ----         ----
Revenues                                                $  25,076    $  30,495    $  48,622     $  60,041

Operating expenses:
   Direct                                                  21,314       25,548       42,059        50,896
   General and administrative                               2,315        1,857        4,662         3,754
   Selling                                                  1,087        1,148        2,219         2,581
   Depreciation and amortization                            2,721        2,885        5,564         5,971
   Pre-opening expenses                                     1,141           --        2,099           130
                                                         --------     --------     --------    ----------
     Total operating expenses                              28,578       31,438       56,603        63,332
                                                         --------     --------     --------    ----------
       Loss from operations                                (3,502)        (943)      (7,981)       (3,291)

Other expenses (income):
   Interest, net                                            3,043        3,343        6,121         6,727
   Minority interests                                          37           37           75            75
   Non-recurring items                                         --           --         (395)           --
                                                         --------     --------     --------    ----------

      Loss before income taxes                             (6,582)      (4,323)     (13,782)      (10,093)

Income tax benefit (expense)                                2,733         (316)       5,291           520
                                                         --------     --------    ---------    ----------


       Net loss                                            (3,849)      (4,639)      (8,491)      (9,573)

Dividends on preferred stock                                   --          237           --          273
                                                         --------     --------     --------    ----------

       Net loss available to common shareholders         $ (3,849)    $ (4,876)    $ (8,491)  $   (9,846)
                                                         =========    =========    =========   ===========

Net loss per share:
   Basic and diluted                                    $   (0.21)   $   (0.27)   $   (0.47)  $    (0.55)
                                                        ==========   ==========   ==========   ===========

Weighted average shares outstanding:
   Basic and diluted                                        17,926       18,096       17,911       18,062
                                                         =========    =========    =========   ==========

    See accompanying notes to condensed  consolidated  financial statements.

                               THE SPORTS CLUB COMPANY, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months ended June 30, 2001 and 2002
                                   (Amounts in thousands)
                                        (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                           2001       2002
                                                                           ----       ----
Cash flows provided by (used in) operating activities:
    Net loss .......................................................   $ (8,491)   $ (9,573)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization ..............................      5,564       5,971
        Deferred tax benefit .......................................     (5,401)         --
        (Increase) decrease in:
           Accounts receivable, net ................................       (617)        829
           Inventories .............................................        499         (70)
           Other current assets ....................................        134        (985)
           Other assets, net .......................................       (362)     (2,154)
        Increase (decrease) in:
           Accounts payable ........................................        947        (328)
           Accrued liabilities .....................................        119         884
           Deferred membership revenue..............................      1,189         (42)
           Deferred lease obligations ..............................      2,564       2,825
                                                                       --------    --------
               Net cash used in operating activities ...............     (3,855)     (2,643)

Cash flows provided by (used in) investing activities:
        Capital expenditures .......................................     (6,723)     (4,813)
        Decrease in restricted cash ................................      3,341          --
        Distributions from unconsolidated subsidiary ...............         32          --
        Increase in due from affiliates ............................         --         (13)
        Proceeds from sale of The Sports Club/Las Vegas-net of costs         --       6,154
                                                                       --------    --------
               Net cash provided by (used in) investing activities .     (3,350)      1,328

Cash flows provided by (used in) financing activities:
        Exercise of employee stock options..........................          5          --
        Proceeds from issuance of Preferred Stock, net of costs ....         --       9,908
        Proceeds from notes payable and equipment financing loans ..         --      16,175
        Repayments of notes payable and equipment financing loans ..     (1,916)    (24,629)
                                                                       --------    --------
               Net cash provided by (used in) financing activities .     (1,911)      1,454
                                                                       --------    --------
               Net increase (decrease) in cash and cash equivalents      (9,116)        139
Cash and cash equivalents at beginning of period ...................     11,059       1,482
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $  1,943    $  1,621
                                                                       ========    ========

Supplemental disclosure of cash flow information:
             Cash paid for interest ...............................    $  6,029    $  5,993
                                                                       ========    ========
             Cash paid for income taxes ............................   $    489    $    184
                                                                       ========    ========

     See accompanying notes to condensed  consolidated  financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001 and June 30, 2002

1. Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results for the fiscal year ending December 31, 2002.

2. Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2002, cash and cash equivalents were $1.6 million.

3. Notes Payable and Equipment Financing Loans

         Notes payable and equipment financing loans are summarized as follows:

                                              December 31,   June 30,
                                                  2001         2002
                                                  ----         ----
                                                (Amounts in thousands)

     Senior Secured Notes (a) ................   $100,000   $100,000
     Equipment financing loans (b) ...........      6,023      5,049
     Other note payable (c) ..................        963        288
     Credit Line (Note 4 Bank Credit Facility)      8,505      1,700
                                                 --------   --------
                                                  115,491    107,037
     Less current installments ...............     11,449      4,051
                                                 --------   --------
                                                 $104,042   $102,986
                                                 ========   ========
---------

         (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes").

         The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of June 30, 2002, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

         (b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

         (c) This note was issued in connection with the acquisition of The Sports Club/LA- Upper East Side. A final payment of $287,500 was made in July 2002.

4. Bank Credit Facility

         On May 31, 2002, the Company and the bank extended the maturity date of its bank credit facility from May 31, 2002 to August 31, 2002 and reduced the available credit under the facility from $15.0 million to $10.0 million. The facility currently bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank's prime rate (4.75% at June 30, 2002). The loans are secured by all the assets of The Sports Club/Irvine and are guaranteed by the Company's three major stockholders. The agreement requires the Company to comply with certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At June 30, 2002, the Company was not in compliance with two of the covenants. The Bank has waived these covenant violations. The Company and the Bank are in discussions regarding a renewal of the credit facility through August 31, 2003, with revised terms, conditions and covenants.

        At June 30, 2002, $1.7 million of cash advances were outstanding under this credit facility and $7.4 million was utilized in the form of letters of credit, leaving $900,000 available for future borrowings.

5. Net Loss per Share

         Basic loss per share represents the net loss less an accrual for Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the quarter and six months ended June 30, 2002, there were 2,180,176 and 2,045,105 anti-dilutive common stock equivalents, respectively. For the quarter and six months June 30, 2001, there were 1,407,495 and 1,550,743 anti-dilutive common stock equivalents, respectively.

6. Income Tax Benefit

         The income tax benefit recorded for the six months ended June 30, 2002, is the result of a federal income tax refund the Company will receive as a result of changes in existing tax laws offset by an accrual for state income taxes. The federal income tax benefit arises from the Company's ability to carryback net operating losses incurred during 2001 to prior tax years in which the Company had taxable income. The benefit recorded is consistent with the provisions of statement of Financial Accounting Standards Board No.
109, "Accounting for Income Taxes."

7. Redeemable Preferred Stock

         On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the obligation, subject to the satisfaction of certain conditions, to redeem any outstanding shares of Series B Preferred on March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends will accrue at the annual rate of $90.00 per share. Such dividends are cumulative but will not accrue interest. At the Company's option, dividends may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per share (resulting in the issuance of 3,500,000 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange ("AMEX"). In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, an amount equal to $1,000 for each share of Series B Preferred then outstanding.

           The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At June 30, 2002, the Series B Preferred carrying value consisted of the following ($ in thousands):

     Initial fair value, sale price of $10,500
          less costs to issue of $592 ........   $ 9,908
     Redemption value accretion ..............        29
     Accrued and unpaid dividends accretion ..       273
                                                 -------
          Total carrying value ...............   $10,210
                                                 =======

8.  Litigation

         336 Spa Park Inc. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20,2000, 336 Spa Park Inc. ("Plaintiff") filed a Summons and Complaint ("Complaint") commencing an action against the Company for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. On January 2, 2001, Plaintiff filed and served its Second Amended Complaint. Plaintiff is seeking damages against the Company in an amount to be determined at trial, but not less than $100,000. The Company intends to contest this action vigorously and discovery is now proceeding. As a result, the Company is unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

         Other Matters. The Company is involved in various claims and lawsuits incidental to the Company's business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

9. New Accounting Pronouncements

         During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.
SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized against earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill and certain intangibles ceases upon adoption of SFAS No. 142, which is effective for fiscal years starting after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1,2002. The Company has goodwill recorded which will no longer be amortized subsequent to the adoption of SFAS No. 142. The Company completed the transitional impact test, which did not result in the impairment of recorded goodwill.

         The adoption of SFAS No. 142 had the following effect on the Company's reported net loss and net loss per share for the three-months and six-months ended June 30, 2001 and 2002.

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                                  --------                     --------
                                                            2001           2002           2001          2002
                                                            ----           ----           ----          ----
                                                           (Amounts in thousands)       (Amounts in thousands)

Reported net loss                                       $   (3,849)    $   (4,639)    $   (8,491)   $   (9,573)
Add back: Goodwill amortization, net of tax                     71             --            151            --
                                                        ----------     ----------     ----------    ----------
Adjusted net loss                                       $   (3,778)    $   (4,639)    $   (8,340)   $   (9,573)
                                                        ===========    ===========    ===========   ===========

Reported basic and diluted
    loss per share                                      $    (0.21)    $    (0.27)    $    (0.47)   $    (0.55)
                                                        ===========    ===========    ===========   ===========

Adjusted basic and diluted
    loss per share                                      $    (0.21)    $    (0.27)    $    (0.47)   $    (0.55)
                                                        ===========    ===========    ===========   ===========

         The Financial Accounting Standards Board recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144, on January 1, 2002, did not have a material impact on the Company's financial position or results of operations.

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

         The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side, The Sports Club/LA - Washington D.C., The Sports Club/LA - Boston and The Sports Club/LA - San Francisco opened in February 2000, September 2000, October 2000, September 2001 and October 2001, respectively. In July 2001, we closed our SportsMed Agoura Hills location and by December 31, 2001, we had finished the transfer of our retail business to outside third party vendors. On January 31, 2002, we sold The Sports Club/Las Vegas. As a result of these Club openings, the high level of pre-opening expenses incurred at these new Clubs, the closing of our SportsMed Agoura Hills location, our transfer of the retail business and the sale of The Sports Club/Las Vegas, results for the three months and six months ended June 30, 2002 and 2001 are not indicative of expected results in future periods. Neither seasonal factors nor the relatively moderate inflation rate has had a significant effect on our operating results.

Results of Operations

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001.

         Our revenues for the three months ended June 30, 2002, were $30.5 million, compared to $25.1 million for the same period in 2001, an increase of $5.4 million or 21.6%. Revenue increased by $6.9 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and revenue increased by $1.5 million as a result of membership growth at the three Sports Clubs/LA Clubs opened in 2000. Revenue decreased by $1.6 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, by $1.0 million due to the transfer of our retail operations to outside third party vendors and by $438,000 at our other Sports Clubs and our SportsMed subsidiary primarily due to the closing of our SportsMed Agoura Hills location and reducing our operating hours at the Reebok Sports Club/NY grill.

         Our direct expenses increased by $4.2 million to $25.5 million for the three months ended June 30, 2002, versus $21.3 million for the same period in 2001. Direct expenses increased by $7.0 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001, and by $355,000 as a result of an increase in expenses associated with the membership growth at the three Sports Clubs/LA Clubs opened in 2000. Direct expenses decreased by $1.5 million due to the sale of The Sports Club/Las Vegas on January 31, 2002, by $1.1 million due to the transfer of our retail operations to outside third party vendors and by $546,000 at our other Sports Clubs and our SportsMed subsidiary primarily as a result of the closing of our SportsMed Agoura Hills location, a reduction in costs associated with the decrease in food and beverage revenues and cost cutting measures we implemented. Direct expenses as a percent of revenue for the three months ended June 30, 2002, decreased to 83.8% from 85.0% for the same period in 2001. As membership levels and therefore revenues increase at The Sports Clubs/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease.

         Our general and administrative expenses were $1.9 million for the three months ended June 30, 2002, versus $2.3 million for the same period in 2001, a decrease of $458,000 or 19.8%. Our general and administrative expenses decreased by $311,000 due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $283,000 as a result of expense cutting measures implemented by us that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $136,000 primarily as a result of higher corporate office rent and a reduction in corporate office overhead allocated to the Clubs. General and administrative expenses decreased as a percentage of revenue to 6.1% for the three months ended June 30, 2002, from 9.2% for the same period in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

         Our selling expenses were $1.2 million for the three months ended June 30, 2002, versus $1.1 million for the same period in 2001, an increase of $61,000 or 5.6%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Clubs/LA Clubs opened in 2000 and 2001 with the majority of this increase attributable to our two most recently opened Clubs. We also placed special emphasis on membership growth at The Sports Club/LA - Rockefeller Center. Selling expenses for the three months ended June 30, 2002 at these five most recently opened Clubs increased by $267,000 when compared to the same period in 2001. Selling expenses decreased by $116,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and selling expenses were $90,000 lower at our other Sports Clubs and our SportsMed subsidiary. Selling expenses decreased as a percentage of revenue to 3.8% for the three months ended June 30, 2002, from 4.3% for the same period in 2001.

         Our depreciation and amortization expenses were $2.9 million for the three months ended June 30, 2002, versus $2.7 million for the same period in 2001, an increase of $164,000 or 6.0%. Depreciation and amortization expenses increased by $204,000, as a result of the opening of The Sports Club/LA - Boston in September 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $272,000 at our corporate headquarters, primarily due to the start of
amortization  on  our  recently  installed   membership   accounting   software.
Depreciation and amortization expenses increase by $100,000 at The Sports Club/LA-Upper East Side and The Sports Club/LA-Washington DC primarily as a result of capital additions made at these Clubs in 2001 and 2002. Depreciation and amortization expenses decreased by $93,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by

$195,000 at The Sports Club/LA-Los Angeles, The Sports Club/Irvine and Reebok Sports Club/NY as a result of assets becoming fully depreciated. Depreciation and amortization expense also decreased by $124,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other intangibles no longer be amortized against earnings.

         Due to the completion of our Clubs under development, there were no pre-opening expenses for the three months ended June 30, 2002. Pre-opening expenses by Club for the three months ended June 30, 2001, were $651,000 at The Sports Club/LA - Boston and $490,000 at The Sports Club/LA - San Francisco.

         We incurred net interest expense of $3.3 million for the three months ended June 30, 2002, versus $3.0 million for the same period in 2001, an increase of $300,000. Net interest expense increased by $157,000 due to our discontinuance of capitalizing interest costs on Sports Clubs under development after the last Sports Club/LA was opened in October 2001. Net interest expense increased by $90,000 due to a reduction in interest income earned on invested cash balances (invested cash balances were used to pay for new Club development). There was an $87,000 increase in net interest expense due to increased usage of our Bank credit facility and a $34,000 decrease due to a reduction of equipment financing loans.

         The tax provision recorded for the three months ended June 30, 2002, is the result of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the three months ended June 30, 2002. After the New York State and City tax provision, our loss for the three months ended June 30, 2002, was $4.6 million or $0.27 per basic and diluted share. Our estimated federal and state income tax benefit rate was 41.5% for the three months ended June 30, 2001, resulting in a net loss of $3.8 million or $0.21 per basic and diluted share.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001.

         Our revenues for the six months ended June 30, 2002, were $60.0 million, compared to $48.6 million for the same period in 2001, an increase of $11.4 million or 23.5%. Revenue increased by $13.1 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and revenue increased by $3.1 million as a result of membership growth at the three Sports Clubs/LA Clubs opened in 2000. Revenue decreased by $2.6 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, by $1.8 million due to the transfer of our retail operations to outside third party vendors and by $428,000 at our other Sports Clubs and our SportsMed subsidiary primarily due to the closing of our SportsMed Agoura Hills location and reducing our operating hours at the Reebok Sports Club/NY grill.

         Our direct expenses increased by $8.8 million to $50.9 million for the six months ended June 30, 2002, versus $42.1 million for the same period in 2001. Direct expenses increased by $13.7 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001, and by $892,000 as a result of an increase in expenses associated with the membership growth at the three Sports Clubs/LA Clubs opened in 2000. Direct expenses decreased by $2.5 million due to the sale of The Sports Club/Las Vegas on January 31, 2002, by $1.9 million due to the transfer of our retail operations to outside third party vendors and by $1.4 million at our other Sports Clubs and our SportsMed subsidiary primarily as a result of the closing of our SportsMed Agoura Hills location, a reduction in costs associated with the decrease in food and beverage revenues and cost cutting measures we implemented. Direct expenses as a percent of revenue for the six months ended June 30, 2002, decreased to 84.8% from 86.5% for the same period in 2001. As membership levels and therefore revenues increase at The Sports Clubs/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease.

         Our general and administrative expenses were $3.8 million for the six months ended June 30, 2002, versus $4.7 million for the same period in 2001, a decrease of $908,000 or 19.5%. Our general and administrative expenses decreased by $614,000 due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $572,000 as a result of expense cutting measures implemented by us that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $278,000 primarily as a result of higher corporate office rent and a reduction in corporate office overhead allocated to the Clubs. General and administrative expenses decreased as a percentage of revenue to 6.3% for the six months ended June 30, 2002, from 9.6% for the same period in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

         Our selling expenses were $2.6 million for the six months ended June 30, 2002, versus $2.2 million for the same period in 2001, an increase of $362,000 or 16.3%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Clubs/LA Clubs opened in 2000 and 2001 with the majority of this increase attributable to our two most recently opened Clubs. We also placed special emphasis on membership growth at The Sports Club/LA - Rockefeller Center. Selling expenses for the six months ended June 30, 2002 at these five most recently opened Clubs increased by $689,000 when compared to the same period in 2001. Selling expenses decreased by $220,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and selling expenses were $107,000 lower at our other Sports Clubs and our SportsMed subsidiary. Selling expenses as a percentage of revenue for the six months ended June 30, 2002, decreased to 4.3% from 4.6% for the same period in 2001.

         Our depreciation and amortization expenses were $6.0 million for the six months ended June 30, 2002, versus $5.6 million for the same period in 2001, an increase of $407,000 or 7.3%. Depreciation and amortization expenses increased by $430,000, as a result of the opening of The Sports Club/LA - Boston in September 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $553,000 at our corporate headquarters, primarily due to the start of
amortization  on  our  recently  installed   membership   accounting   software.
Depreciation and amortization expenses increase by $40,000 at The Sports Club/LA-Upper East Side, The Sports Club/LA-Rockefeller Center, The Sports Club/LA-Washington DC and our SportsMed subsidiary primarily as a result of capital additions made at these Clubs in 2001 and 2002. Depreciation and amortization expenses decreased by $152,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by $217,000 at The Sports Club/LA-Los Angeles, The Sports Club/Irvine and Reebok Sports Club/NY as a result of assets becoming fully depreciated. Depreciation and amortization expense also decreased by $247,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other intangibles no longer be amortized against earnings.

         Pre-opening expenses were $130,000 for the six months ended June 30, 2002, versus $2.1 million for the same period in 2001. Pre-opening expenses for the six months ended June 30, 2002, consisted of legal fees incurred related to a possible club site on Long Island in New

York. Pre-opening expenses by Club for the six months ended June 30, 2001, were $1.1 million at The Sports Club/LA - Boston and $1.0 million at The Sports Club/LA - San Francisco.

         We incurred net interest expense of $6.7 million for the six months ended June 30, 2002, versus $6.1 million for the same period in 2001, an increase of $606,000. Net interest expense increased by $243,000 due to our discontinuance of capitalizing interest costs on Sports Clubs under development after the last Sports Club/LA was opened in October 2001. Net interest expense increased by $297,000, due to a reduction in interest income earned on invested cash balances (invested cash balances were used to pay for new Club development). There was a $206,000 increase in net interest expense due to increased usage and shareholder loan guarantee fees associated with our Bank credit facility and a $140,000 decrease due to a reduction of equipment financing loans.

         We recorded non-recurring income of $395,000 for the six months ended June 30, 2001. The non-recurring income is the result of the reversal of accrued interest expense related to the settlement of the Park Place Entertainment Corporation litigation. As part of the settlement we were no longer required to pay the accrued interest due on the note.

         The tax benefit recorded for the six months ended June 30, 2002, is the result of an estimated $900,000 federal income tax refund we will receive due to recent tax law changes that allow us to carry-back our 2001 loss to prior tax years partially offset by New York State and City income taxes incurred at Reebok Sports Club/NY. We did not record any deferred tax benefit related to our loss incurred for the six months ended June 30, 2002. After the tax benefit, our loss for the six months ended June 30, 2002, was $9.6 million or $0.55 per basic and diluted share. Our estimated federal and state income tax benefit rate was 39% for the six months ended June 30, 2001, resulting in a net loss of $8.5 million or $0.47 per basic and diluted share.

Liquidity and Capital Resources

Capital Requirements

           On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes (the "Senior Secured Notes") due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the "Indenture"). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations.

           On September 15, 2002 the Indenture requires us to make our next semi-annual interest payment of $5.7 million. Our current cash balance and cash flows before September 15, 2002 will not be sufficient to allow us to make this payment. Therefore, we will be required to either complete an equity infusion or secure additional financing by that date to make the interest payment. We are currently negotiating with several parties to complete the sale of $10.0 million of a new series of Preferred Stock, to be designated Series C Convertible Preferred Stock ("Series C Preferred"). If we are unable to complete such sale, we will look to certain principal shareholders (two of whom are also directors), to make an equity infusion into the Company. We are also in discussions with our bank to renew the bank credit facility for another year and increase our borrowing capacity thereunder to $15.0 million. There is no assurance that we will be able to raise additional funds through an equity offering or additional financing, or that any such transactions or arrangements would be on terms reasonable to us. The failure to complete these transactions would have a material adverse effect on our operations and financial results.

           We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively "Millennium") with respect to The Sports Club/LA locations in San Francisco and Boston. Millennium owns approximately 33.4% of our outstanding Common Stock. At June 30, 2002, the unpaid development and equipment costs for these Clubs is estimated to be approximately $1.2 million. The Sports Club/LA - Boston and The Sports Club/LA - San Francisco opened in September 2001 and October 2001, respectively.

           In connection with our acquisition of the rights to develop The Sports Club/LA - Upper East Side, we issued a note to the seller. The final note payment of $287,500 was made in July 2002. We have started construction of a restaurant/cafe at The Sports Club/LA - Upper East Side and at June 30, 2002, approximately $400,000 remains unpaid on this project.

           On April 22, 2002, we signed a lease to develop The Sports Club/LA-Beverly Hills. The new Sports Club/LA, which will be approximately 40,000 square feet, will be located at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. Anticipated development costs and working capital requirements are approximately $6.2 million. Due to our limited financial resources, we are seeking development partners or alternative financing (subject to the restrictions in the Indenture) to complete this project. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller sized Clubs to be built in locations near existing Sports Club/LA sites.

           In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $450,000 during the next 12 months to upgrade our management information systems and enhance our disaster recovery capabilities.

           All our mature Sports Clubs (Clubs open at least three years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club achieves positive cash flow. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated operating cash flows, for the three months and six months ended June 30, 2002 and the years ended December 31, 2001 and 2000, were negative. We expect this trend to continue until the newly opened Clubs generate positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

           We currently have $5.0 million of outstanding equipment financing loans. We make monthly principal and interest payments on this debt. These monthly payments are currently $203,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

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

           Our total cash requirements through June 30, 2003 are estimated to be as follows (in thousands):

     Indenture interest ...........................   $11,375
     Remaining construction
         costs of new Clubs .......................     1,650
     The Sports Club/LA - Beverly Hills development     6,200
     Information system upgrades ..................       450
     Payments on long-term debt ...................     2,350
                                                      -------
                                                      $22,025
                                                      =======

Cash and Credit Availability

           On June 30, 2002, our cash balance was $1.6 million. Our bank credit facility is currently a $10.0 million credit agreement with a maturity date of August 31, 2002. Advances under our credit facility bear interest at a variable rate of LIBOR plus 2 1/4% or the Bank's prime rate (4 3/4% at June 30, 2002). Under the terms of the Indenture, we are currently allowed to increase our existing bank facility by $10.0 million. At June 30, 2002, there were $1.7 million in cash advances outstanding under this credit facility and $7.4 million was utilized in the form of outstanding letters of credit, leaving $900,000 available for future borrowings. The credit agreement requires us to comply with certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At June 30, 2002, we were not in compliance with two of these covenants. Our bank has issued a waiver of these covenant breaches through August 31, 2002. We are in discussions with the bank to increase the facility to $15.0 million and renew the agreement until August 31, 2003, with revised covenants, terms and conditions. The bank is requiring an additional equity infusion of $10.0 million as a condition of renewal. There can be no assurance that we will be able to raise such equity, that the bank will renew and/or increase the borrowing limits under the current credit facility, that we will obtain replacement financing or that the terms of any such transaction will be as favorable to us as those currently in effect.

           We are currently negotiating with several parties to complete the sale of $10.0 million of Series C Preferred. We believe the terms of the Series C Preferred will be substantially equal to the terms of the Series B Preferred we sold in March 2002. If we are unable to complete such sale, we will look to certain principal shareholders (two of whom are also directors) to make an equity infusion into the Company. If no additional equity is raised, it is likely our bank will not renew the bank credit agreement that expires on August 31, 2002 and we would not be able to make our $5.7 million interest payment on the Senior Secured Notes that is due on September 15, 2002. We would also be required to repay the bank the amount of any outstanding letters of credit and borrowings, which as of June 30, 2002, amounted to $9.1 million. If we are unable to complete the sale of the Series C Preferred and extend the maturity of our existing credit facility, we will not be able to repay the bank, which would have a material adverse effect on our operations and financial results.

           We currently own real estate in Houston, Texas. The Houston property was acquired in 1998 with the intention of building The Sports Club/LA - Houston on the site. We have decided to sell the Houston property, which is currently in escrow and scheduled to close on August 31, 2002. The closing date of the escrow has been delayed several times and we are not certain that the buyer will be able to complete the transaction. The buyer's ability to close this transaction is dependent upon its receiving debt or equity financing. If the transaction does close with this buyer, we will receive net proceeds of approximately $2.9 million.

           During the six months ended June 30, 2002, our operations generated $3.5 million of cash flow before pre-opening expenses, capital expenditures and debt service. We believe we will continue to generate positive cash flow from operations and that such amount will increase as our new Clubs continue to mature. However, for the twelve months ending June 30, 2003, our operating cash flow will not be adequate to cover the amounts required to make our interest payments and capital expenditures.

           The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At June 30, 2002, we had $5.0 million of equipment financing obligations outstanding and would be allowed to finance an additional $5.0 million with our equipment serving as collateral. We have recently been able to secure only $300,000 of new equipment financing.

Summary

           In order for us to make our September 15, 2002 interest payment and have the resources necessary to fund our operating activities, debt service obligations and capital expenditures for the next twelve months we will need to renew our bank credit agreement and raise additional equity. We are currently negotiating with several parties to complete the sale of $10.0 million of our Series C Preferred. We believe the terms of the Series C Preferred will be substantially equal to the terms of the Series B Preferred we sold in March 2002. If we are unable to complete such sale, we will look to certain principal shareholders (two of whom are also directors) to make an equity infusion into the Company. If no additional equity is raised, it is likely our bank will not renew the bank credit agreement that expires on August 31, 2002 and we would not be able to make our $5.7 million interest payment on the Senior Secured Notes that is due on September 15, 2002. We would also be required to repay the bank the amount of any outstanding letters of credit and borrowings, which as of June 30, 2002, totaled $9.1 million. Without an equity infusion, we would not be able to repay the bank. Although we believe we will be able to raise the necessary capital through the sale of the Series C Preferred and negotiate an extension of our existing credit facility, there can be no assurance that we will be able to complete these transactions or that, even if completed, they will be on terms that are fair and reasonable to us. The failure to complete these transactions will have a material adverse effect on our operations and financial results.

           Additional funds will be required to undertake any future acquisitions or the development of additional new Clubs, including The Sports
Club/LA-Beverly   Hills.  We
would  consider   entering  into  joint  ventures,  partnership  agreements  or management agreements (subject to the restrictions and limitations on such transactions in the Indenture) for the purpose of developing new Clubs, but only if such arrangements would generate additional cash flow or further enhance The Sports Club/LA brand name in the market place.

Forward Looking Statements

         From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements generally appear in the material set forth under the heading "Management's Discussion and Analysis of
Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other public disclosures. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon managements' reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2002, we had $1.7 million in cash advances outstanding under the credit facility and $7.4 million was utilized in the form of outstanding letters of credit.

         We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of June 30, 2002, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At June 30, 2002, the fair value of the Senior Secured Notes is approximately $85.0 million.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         336 Spa Park Inc. v. Abraham Hirschfeld, Hirschfeld Realty Club Corp., 328 E. 61 Club Corp. and The Sports Club Company, Inc., Index No. 602609/00 (New York Supreme Court, County of New York). On June 20,2000, 336 Spa Park Inc. ("Plaintiff")filed a Summons and Complaint ("Complaint") commencing an action against us for tortious interference with a contract for the lease of parking facilities entered into between Plaintiff and Hirschfeld Realty Club Corp. and 328 E. 61 Club Corp. On January 2,2001,Plaintiff filed and served its Second Amended Complaint. Plaintiff is seeking damages against us in an amount to be determined at trial, but not less than $100,000. We intend to contest this action vigorously and discovery is now proceeding. As a result, we are unable, at this time, to estimate the likelihood that Plaintiff will prevail in this matter.

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

         None

Item 3.           Defaults upon Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Stockholders of the Company was held on August 2, 2002. The following matters were submitted to stockholders for a vote.

                                                                      For            Against         Abstained
                                                                                 (Shares Voted)
The  election  of  Nanette  Pattee  Francini  as  a  Class  II
director to serve for three years.............................     18,294,766                 0                0

The election of George J.  Vasilakos as a Class II director to
serve for three years.........................................     18,294,766                 0                0

The  election  of Charles A.  Norris as a Class II director to
serve for three years.........................................     18,294,766                 0                0

Approve the issuance of 3,500,000  shares of Common Stock upon conversion of the Series B Convertible Preferred Stock sold
in March 2002.................................................     18,294,766                 0                0

Approve the issuance of 3,333,333  shares of Common Stock upon conversion  of a newly created Series C Convertible Preferred
Stock.........................................................     18,294,766                 0                0

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

   a)    Exhibits

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   b)    The following reports on Form 8-K have been filed since March 31, 2002:

         On June 13, 2002, we filed a report on Form 8-K announcing that on June 5, 2002, the Company's Board of Directors unanimously elected George J. Vasilakos as a member of the Board to fill the vacancy created when the Board of Directors was increased in size from six to seven members.

         On May 31, 2002, we filed a report on Form 8-K announcing that on May 31, 2002, the Company amended its credit agreement with Comerica Bank - California. The amendment extended the maturity date of the credit agreement to August 31, 2002 and reduced the credit facility from $15.0 million to $10.0 million.

         On August 12, 2002, we filed a report on Form 8-K announcing that on August 2, 2002, the Company's stockholders elected Charles A. Norris as a member of the Board. Mr. Norris replaces Mr. Dennison Veru who did not stand for re-election.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE SPORTS CLUB COMPANY, INC.


Date: August 14, 2002         by    /s/ Rex A. Licklider
                                    ----------------------------------------
                                    Rex A. Licklider
                                    Vice Chairman of the Board
                                    And Co-Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 14, 2002         by    /s/ Michael Talla
                                    ----------------------------------------
                                    D. Michael Talla
                                    Chairman of the Board
                                    And Co-Chief Executive Officer
                                    (Principle Executive Officer)

Date: August 14, 2002         by    /s/ Timothy M. O'Brien
                                    ----------------------------------------
                                    Timothy M. O'Brien
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT 99.1



                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Michael Talla, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ D. Michael Talla

D. Michael Talla
Co-Chief Executive Officer
August 14, 2002

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rex A. Licklider

Rex A. Licklider
Co-Chief Executive Officer
August 14, 2002

                                  EXHIBIT 99.3



                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy
M. O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Timothy M. O'Brien

Timothy M. O'Brien
Chief Financial Officer
August 14, 2002