Form 10-Q
period 2002-09-30
SPORTS CLUB CO INC
filed 2002-11-13
CIK 924373

29



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002
                            Commission File # 1-13290


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



                                                        Shares
                                                    Outstanding at
                  Class                            November 13, 2002
        ------------------------                 ---------------------
              Common Stock,                           18,095,953
        par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and September 30, 2002
              (Amounts in thousands, except share data, unaudited)


                                                                                       December 31,     September 30,
                                       ASSETS                                              2001             2002
                                                                                           ----             ----

Current assets:
Cash and cash equivalents                                                            $     1,482      $     3,149
Accounts receivable, net of allowance for doubtful accounts
    of $318 and $514 at December 31, 2001 and September 30, 2002, respectively             4,840            3,735
Inventories                                                                                1,225            1,188
Other current assets                                                                         734            1,545
                                                                                     -----------      -----------
    Total current assets                                                                   8,281            9,617

Property and equipment, at cost, net of accumulated depreciation and amortization of $30,559 and $38,009 at December 31, 2001 and
  September 30, 2002, respectively                                                       170,893          158,949
Costs in excess of net assets acquired, less accumulated amortization
  of $2,531 at December 31, 2001 and September 30, 2002                                   12,794           12,794
Other assets, at cost, net                                                                 5,240            7,278
                                                                                     -----------      -----------
                                                                                     $   197,208      $   188,638
                                                                                     ===========      ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
Current installments of notes payable and equipment financing loans                  $    11,449      $     2,110
Accounts payable                                                                           3,028            2,251
Accrued liabilities                                                                       11,353            9,910
Deferred membership revenues                                                              13,670           12,766
                                                                                     -----------      -----------
    Total current liabilities                                                             39,500           27,037

Notes payable and equipment financing loans,
  less current installments                                                              104,042          102,440
Deferred lease obligations                                                                 4,982            8,671
Minority interest                                                                            600              600
                                                                                     -----------      -----------
Total liabilities                                                                        149,124          138,748

Commitments and contingencies

Redeemable preferred stock, $.01 par value, 10,500 shares authorized; 10,500 shares issued and outstanding at September 30, 2002 (liquidation preference
  of $11,011 at September 30, 2002)                                                           --           10,468

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares and 984,500 shares authorized at December 31, 2001 and September 30, 2002, respectively;
    no shares issued or outstanding                                                           --               --
Preferred stock, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2002 (liquidation preference of $5,026
   at September 30, 2002)                                                                     --            5,000
Common stock, $.01 par value, 40,000,000 shares authorized;
   21,060,717 shares issued at December 31, 2001 and September 30, 2002                      211              211
Additional paid-in capital                                                               102,764          102,205
Accumulated deficit                                                                      (39,481)         (52,810)
Treasury stock, at cost, 3,045,360 and 2,964,764 shares at
   December 31, 2001 and September 30, 2002, respectively                                (15,410)         (15,184)
                                                                                     ------------     ------------
      Shareholders' equity                                                                48,084           39,422
                                                                                     -----------      -----------
                                                                                     $   197,208      $   188,638
                                                                                     ===========      ===========

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months ended September 30, 2001 and 2002
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                            2001         2002         2001         2002
                                                            ----         ----         ----         ----


Revenues                                                 $    24,041  $  30,272   $    72,663   $    90,313

Operating expenses:
   Direct                                                     20,417     24,786        62,476        75,682
   General and administrative                                  2,125      1,915         6,787         5,669
   Selling                                                       739      1,086         2,958         3,667
   Depreciation and amortization                               2,873      2,919         8,436         8,890
   Pre-opening expenses                                        2,391         --         4,491           130
                                                         -----------  ---------   -----------   -----------
     Total operating expenses                                 28,545     30,706        85,148        94,038
                                                         -----------  ---------   -----------   -----------
       Loss from operations                                  (4,504)       (434)      (12,485)      (3,725)

Other expenses (income):
   Interest, net                                               3,103      3,305         9,225        10,032
   Minority interests                                             38         38           113           113
   Non-recurring items                                            --        (97)         (397)         (97)
                                                         -----------  ----------  ------------  -----------

      Loss before income taxes                               (7,645)     (3,680)      (21,426)     (13,773)

Income tax benefit (expense)                                   2,962        (76)        8,252           444
                                                         -----------  ----------  -----------   -----------

       Net loss                                              (4,683)     (3,756)     (13,174)      (13,329)

Dividends on preferred stock                                      --        264            --           537
                                                         -----------  ---------   -----------   -----------

       Net loss attributable to common shareholders      $   (4,683)  $  (4,020)  $  (13,174)   $  (13,866)
                                                         ===========  ==========  ===========   ===========

Net loss per share:
   Basic and diluted                                     $    (0.26)  $   (0.22)  $    (0.73)   $    (0.77)
                                                         ===========  ==========  ===========   ===========

Weighted average shares outstanding:
   Basic and diluted                                          17,963      18,096       17,929        18,073
                                                         ===========  ==========  ===========   ===========

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2001 and 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          2001              2002
                                                                                          ----              ----

Cash flows provided by (used in) operating activities:
    Net loss                                                                         $    (13,174)    $    (13,329)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                                       8,436            8,890
        Deferred tax benefit                                                               (8,478)              --
        (Increase) decrease in:
           Accounts receivable, net                                                          (531)             941
           Inventories                                                                        873              (69)
           Other current assets                                                             1,877             (823)
            Other assets, net                                                                 268           (2,052)
        Increase (decrease) in:
           Accounts payable                                                                   939             (527)
           Accrued liabilities                                                             (1,291)          (1,760)
           Deferred membership revenues                                                     1,884             (578)
           Deferred lease obligations                                                       3,847            3,689
                                                                                     ------------     ------------
               Net cash used in operating activities                                       (5,350)          (5,618)

Cash flows provided by (used in) investing activities:
        Capital expenditures                                                              (14,444)          (5,859)
        Decrease in restricted cash                                                         6,608               --
        Distributions from unconsolidated subsidiary                                           32               --
        Increase in due from affiliates                                                        --              (13)
        Proceeds from sale of Houston real estate-net of costs                                 --            3,036
        Proceeds from sale of The Sports Club/Las Vegas-net of costs                           --            6,154
                                                                                     ------------     ------------
               Net cash provided by (used in) investing activities                         (7,804)           3,318

Cash flows provided by financing activities:
        Exercise of employee stock options                                                      5               --
        Proceeds from issuance of Preferred Stock, net of costs                                --           14,908
        Proceeds from notes payable and equipment financing loans                          15,809           21,725
        Repayments of notes payable and equipment financing loans                         (11,263)         (32,666)
                                                                                     -------------    -------------
               Net cash provided by financing activities                                    4,551            3,967
                                                                                     ------------     ------------
               Net increase (decrease) in cash and cash equivalents                        (8,603)           1,667
Cash and cash equivalents at beginning of period                                           11,059            1,482
                                                                                     ------------     ------------
Cash and cash equivalents at end of period                                           $      2,456     $      3,149
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                       $     11,879     $     11,803
                                                                                     ============     ============
        Cash paid for income taxes                                                   $        533     $        242
                                                                                     ============     ============

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2001 and September 30, 2002

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results for the fiscal year ending December 31, 2002.

2. Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents. On September 30, 2002, cash and cash equivalents were $3.1 million.

3. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                                                December 31,        September 30,
                                                                    2001                2002
                                                                    ----                ----
                                                                     (Amounts in thousands)

     Senior Secured Notes (a)............................    $      100,000      $      100,000
     Equipment financing loans (b).......................             6,023               4,550
     Other note payable (c)..............................               963                  --
     Credit Line (Note 4 Bank Credit Facility)...........             8,505                  --
                                                             --------------      --------------
                                                                    115,491             104,550
     Less current installments...........................            11,449               2,110
                                                             --------------      --------------
                                                             $      104,042      $      102,440

                                                             ==============      ==============

---------

         (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes").

         The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of September 30, 2002, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest.

         (b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

         (c) This note was issued in connection with the acquisition of The Sports Club/LA- Upper East Side. A final payment of $287,500 was made in July 2002.

4. Bank Credit Facility

     On November 8, 2002, the Company amended its Loan Agreement with Comerica Bank - California effective as of October 31, 2002. The amended agreement extends the maturity date of the Company's credit facility until November 1, 2003. Certain financial covenants regarding Effective Tangible Net Worth, Unsubordinated Liabilities to Effective Tangible Net Worth and minimum EBITDA levels have also been revised. At September 30, 2002, the Company was in compliance with all required covenants. The credit facility bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank's prime rate (4 3/4% at September 30, 2002). The loans are secured by all the assets of The Sports Club/Irvine and are guaranteed by three of the Company's major stockholders.

     The loan agreement amendment added KASCY, L.P., an affiliate of Kayne Anderson Capital Advisors, L.P. as a lending participant in the credit facility. Kayne Anderson Capital Advisors, L.P. and certain of its affiliates own all of the Company's Series B Redeemable Preferred Stock. The credit facility increases from $10.0 million to $15.0 million once KASCY, L.P. satisfies certain regulatory requirements. This is anticipated to be accomplished in the next several months.

     At September 30, 2002, no cash advances were outstanding under this credit facility and $7.4 million was utilized in the form of letters of credit, leaving $2.6 million available for future borrowings.

5. Net Loss per Share

     Basicloss per share represents the net loss less an accrual for Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the quarter and nine months ended September 30, 2002, there were 3,220,038 and 2,374,827 anti-dilutive common stock equivalents, respectively. For the quarter and nine months September 30, 2001, there were 1,333,630 and 1,477,418 anti-dilutive common stock equivalents, respectively.

6. Income Tax Benefit

     The income tax benefit recorded for the nine months ended September 30, 2002, is the result of a federal income tax refund the Company will receive as a result of changes in existing tax laws offset by an accrual for state income taxes. The federal income tax benefit arises from the Company's ability to carry back net operating losses incurred during 2001 to prior tax years in which the Company had taxable income. The benefit recorded is consistent with the provisions of statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes."

7. Redeemable Preferred Stock

     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the obligation, subject to the satisfaction of certain conditions, to redeem any outstanding shares of Series B Preferred on March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends do accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per share (resulting in the issuance of 3,500,000 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange ("AMEX"). In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding.

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At September 30, 2002, the Series B Preferred carrying value consisted of the following ($ in thousands):

Initial fair value, sale price of $10,500
     less costs to issue of $592.......................    $               9,908
Redemption value accretion.............................                       49
Accrued and unpaid dividends accretion.................                      511
                                                           ---------------------
     Total carrying value                                  $              10,468
                                                           =====================

8.  Preferred Stock

     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends are earned at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per share (resulting in the issuance of 1,666,667 shares of Common Stock if 100% of the Series C Convertible Preferred is converted at that price). Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange ("AMEX"). At the option of the Company the Series C Convertible Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event the Series C Convertible Preferred is redeemed before September 6, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before September 6, 2007. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.


9.  Litigation

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

     Kalili v. The Sports Club Company, et al., Case No. LASC073849. Plaintiff Tom Kalili, a former member of The Sports Club/LA - Los Angeles, filed this action on September 9, 2002 in Los Angeles County Superior Court. The complaint alleges claims for breach of contract, civil rights violations, defamation, and interference with prospective economic advantage arising from Mr. Kalili's membership termination. Plaintiff alleges that he was terminated because of his ethnic descent and that the stated reason for his termination - a substantial infraction of the Club Bylaws - was pretextual. The Company believes the complaint is entirely without merit and intends to vigorously defend the action. It has tendered defense under both its commercial general liability and employment practices insurance policies and anticipates that the defense will be accepted with a reservation of rights.

     Patterson Cleaning Services v. The Sports Club Company, Civil Action No. 02-4750. Plaintiff Patterson Cleaning Services, a former cleaning service retained by The Sports Club/LA - Boston, filed this action on October 21, 2002 in Suffolk County Superior Court. The Complaint alleges claims for breach of contract and related claims stemming from the Company's termination of Patterson's cleaning services. The Company contends that Patterson's services were properly terminated pursuant to the agreement. The Company believes the case is entirely without merit and has tendered defense under its commercial general liability insurance policy, and anticipates the defense will be accepted with a reservation of rights.

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

10. New Accounting Pronouncements

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

     The adoption of SFAS No. 142 had the following effect on the Company's reported net loss and net loss per share for the three-months and nine-months ended September 30, 2001 and 2002 ($ in thousands, except per share amounts):

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                               -------------                 -------------
                                                            2001           2002           2001          2002
                                                            ----           ----           ----          ----

Reported net loss                                       $   (4,683)    $   (3,756)    $  (13,174)   $  (13,329)
Add back: Goodwill amortization, net of tax                     76             --            228            --
                                                        ----------     ----------     ----------    ----------
Adjusted net loss                                       $   (4,607)    $   (3,756)    $  (12,946)   $  (13,329)
                                                        ===========    ===========    ===========   ===========

Reported basic and diluted
    loss per share                                      $    (0.26)    $    (0.22)    $    (0.73)   $    (0.77)
                                                        ===========    ===========    ===========   ===========

Adjusted basic and diluted
    loss per share                                      $    (0.26)    $    (0.22)    $    (0.72)   $    (0.77)
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

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 is not expected to have a material impact on the Company's financial statements.

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

     The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side, The Sports Club/LA - Washington D.C., The Sports Club/LA - Boston and The Sports Club/LA - San Francisco opened in February 2000, September 2000, October 2000, September 2001 and October 2001, respectively. In July 2001, we closed our SportsMed Agoura Hills location and by December 31, 2001, we had finished the transfer of our retail business to outside third party vendors. On January 31, 2002, we sold The Sports Club/Las Vegas. As a result of these Club openings, the high level of pre-opening expenses incurred at these new Clubs, the closing of our SportsMed Agoura Hills location, our transfer of the retail business and the sale of The Sports Club/Las Vegas; results for the three months and nine months ended September 30, 2002 and 2001 are not indicative of expected results in future periods. Neither seasonal factors nor the relatively moderate inflation rate has had a significant effect on our operating results.

Results of Operations

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001.

     Our revenues for the three months ended September 30, 2002, were $30.3 million, compared to $24.1 million for the same period in 2001, an increase of $6.2 million or 25.9%. Revenue increased by $5.8 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001, by $1.4 million as a result of membership growth at the three Sports Club/LA Clubs opened in 2000 and by $743,000 as a result of dues increases and ancillary revenue growth at our other Sports Club/LA Clubs. Revenue decreased by $1.5 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, and by $206,000 due to the transfer of our retail operations to outside third party vendors.

     Our direct expenses increased by $4.4 million to $24.8 million for the three months ended September 30, 2002, versus $20.4 million for the same period in 2001. Direct expenses increased by $6.0 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $258,000 as a result of an increase in expenses associated with the membership growth at the three Sports Club/LA Clubs opened in 2000. Direct expenses decreased by $1.5 million due to the sale of The Sports Club/Las Vegas on January 31, 2002, by $198,000 due to the transfer of our retail operations to outside third party vendors and by $176,000 at our other Sports Club/LA Clubs and our SportsMed subsidiary primarily as a result of cost cutting measures we implemented. Direct expenses as a percent of revenue for the three months ended September 30, 2002, decreased to 81.9% from 84.9% for the same period in 2001. As membership levels and therefore revenues increase at The Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease.

     Our general and administrative expenses were $1.9 million for the three months ended September 30, 2002, versus $2.1 million for the same period in 2001, a decrease of $210,000 or 9.9%. Our general and administrative expenses decreased by $194,000 due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $157,000 as a result of expense cutting measures that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $141,000 primarily as a result of a reduction in corporate office overhead capitalized on certain development and information systems projects. General and administrative expenses decreased as a percentage of revenue to 6.3% for the three months ended September 30, 2002, from 8.8% for the same period in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $1.1 million for the three months ended September 30, 2002, versus $739,000 for the same period in 2001, an increase of $347,000 or 47.0%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001 with the majority of this increase attributable to our two most recently opened Clubs. We also placed special emphasis on membership growth at The Sports Club/LA - Rockefeller Center. Selling expenses for the three months ended September 30, 2002 at these five most recently opened Clubs increased by $451,000 when compared to the same period in 2001. Selling expenses decreased by $108,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002. Selling expenses increased as a percentage of revenue to 3.6% for the three months ended September 30, 2002, from 3.1% for the same period in 2001.

     Our depreciation and amortization expenses increased by $46,000 and were $2.9 million for the three months ended September 30, 2002. Depreciation and amortization expenses increased by $176,000, as a result of the opening of The Sports Club/LA - Boston in September 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $262,000 at our corporate headquarters, primarily due to the start of amortization on our recently installed membership accounting software. Depreciation and amortization expenses decreased by $96,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by $172,000 at our other Sports Club/LA Clubs primarily as a result of assets becoming fully depreciated. Depreciation and amortization expense also decreased by $124,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other indefinite lived intangibles no longer be amortized against earnings.

     Due to the completion of our Clubs under development, there were no pre-opening expenses for the three months ended September 30, 2002. Pre-opening expenses by Club for the three months ended September 30, 2001, were $1.2 million at The Sports Club/LA - Boston and $1.2 million at The Sports Club/LA - San Francisco.

     We incurred net interest expense of $3.3 million for the three months ended September 30, 2002, versus $3.1 million for the same period in 2001, an increase of $202,000. Net interest expense increased by $252,000 due to our discontinuance of capitalizing interest costs on Sports Clubs under development after the last Sports Club/LA Club was opened in October 2001. Net interest expense increased by $32,000 due to a reduction in interest income earned on invested cash balances (invested cash balances were used to pay for new Club development). There was a $47,000 decrease in net interest expense due to decreased usage of our Bank credit facility and a $35,000 decrease due to a reduction of equipment financing loans.

     We recorded a non-recurring gain of $97,000, related to the sale of the Houston, Texas site, during the three months ended September 30, 2002. The Houston, Texas site was sold on August 30, 2002.

     The tax provision recorded for the three months ended September 30, 2002, is comprised of New York City and New York State income taxes incurred on pre-tax earnings at our Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the three months ended September 30, 2002. After the New York State and City tax provision, our loss for the three months ended September 30, 2002, was $3.8 million or $0.22 per basic and diluted share. Our estimated federal and state income tax benefit rate was 38.7% for the three months ended September 30, 2001, resulting in a net loss of $4.7 million or $0.26 per basic and diluted share.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001.

     Our revenues for the nine months ended September 30, 2002, were $90.3 million, compared to $72.7 million for the same period in 2001, an increase of $17.6 million or 24.3%. Revenue increased by $18.9 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and revenue increased by $3.9 million as a result of membership growth at the three Sports Club/LA Clubs opened in 2000. Revenue decreased by $4.1 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, by $1.4 million due to the transfer of our retail operations to outside third party vendors and revenue increased by $325,000 at our other Sports Clubs and our SportsMed subsidiary primarily due to an increase in private training revenues partially offset by a decrease in food and beverage revenues at the Reebok Sports Club/NY and The Sports Club/Irvine.

     Our direct expenses increased by $13.2 million to $75.7 million for the nine months ended September 30, 2002, versus $62.5 million for the same period in 2001. Direct expenses increased by $19.7 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001, and by $417,000 as a result of an increase in expenses associated with the membership growth at the three Sports Club/LA Clubs opened in 2000. Direct expenses decreased by $4.0 million due to the sale of The Sports Club/Las Vegas on January 31, 2002, by $1.3 million due to the transfer of our retail operations to outside third party vendors and by $1.6 million at our other Sports Clubs and our SportsMed subsidiary primarily as a result of cost cutting measures we implemented, the closing of our SportsMed Agoura Hills location and a reduction in costs associated with the decrease in food and beverage revenues. Direct expenses as a percent of revenue for the nine months ended September 30, 2002, decreased to 83.8% from 86.0% for the same period in 2001. As membership levels and therefore revenues increase at The Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease.

     Our general and administrative expenses were $5.7 million for the nine months ended September 30, 2002, versus $6.8 million for the same period in 2001, a decrease of $1.1 million or 16.5%. Our general and administrative expenses decreased by $808,000 due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $729,000 as a result of expense cutting measures that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $419,000 primarily as a result of higher corporate office rent, increased insurance premiums and a reduction in corporate office overhead capitalized on certain development and information systems projects. General and administrative expenses decreased as a percentage of revenue to 6.3% for the nine months ended September 30, 2002, from 9.3% for the same period in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $3.7 million for the nine months ended September 30, 2002, versus $3.0 million for the same period in 2001, an increase of $709,000 or 24.0%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001 with the majority of this increase attributable to our two most recently opened Clubs. We also placed special emphasis on membership growth at The Sports Club/LA - Rockefeller Center. Selling expenses for the nine months ended September 30, 2002 at these five most recently opened Clubs increased by $1.1 million when compared to the same period in 2001. Selling expenses decreased by $328,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and selling expenses were $103,000 lower at our other Sports Club/LA Clubs and our SportsMed subsidiary. Selling expenses as a percentage of revenue for the nine months ended September 30, 2002, versus the nine months ended September 30, 2001, remained at 4.1%.

     Our depreciation and amortization expenses were $8.9 million for the nine months ended September 30, 2002, versus $8.4 million for the same period in 2001, an increase of $454,000 or 5.4%. Depreciation and amortization expenses increased by $606,000, as a result of the opening of The Sports Club/LA - Boston in September 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $794,000 at our corporate headquarters, primarily due to the start of amortization on our recently installed membership accounting software. Depreciation and amortization expenses decreased by $248,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by $327,000 at our other Sports Club/LA Clubs primarily due to assets becoming fully depreciated. Depreciation and amortization expense also decreased by $371,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other indefinite lived intangibles no longer be amortized against earnings.

     Pre-opening expenses were $130,000 for the nine months ended September 30, 2002, versus $4.5 million for the same period in 2001. Pre-opening expenses for the nine months ended September 30, 2002, consisted of legal fees incurred related to a possible club site on Long Island in New York. We have since terminated our interest in this site. Pre-opening expenses by Club for the nine months ended September 30, 2001, were $2.3 million at The Sports Club/LA - Boston and $2.2 million at The Sports Club/LA - San Francisco.

     We incurred net interest expense of $10.0 million for the nine months ended September 30, 2002, versus $9.2 million for the same period in 2001, an increase of $806,000. Net interest expense increased by $496,000 due to our discontinuance of capitalizing interest costs on Sports Clubs under development after the last Sports Club/LA Club was opened in October 2001. Net interest expense increased by $328,000, due to a reduction in interest income earned on invested cash balances (invested cash balances were used to pay for new Club development). There was a $92,000 increase in net interest expense due to increased usage and shareholder loan guarantee fees associated with our Bank credit facility and a $110,000 decrease due to a reduction of equipment financing loans.

     We recorded a non-recurring gain of $97,000, related to the sale of the Houston, Texas site, during the nine months ended September 30, 2002. The Houston, Texas site was sold on August 30, 2002. We recorded a non-recurring gain of $397,000 during the nine months ended September 30, 2001. The non-recurring gain is the result of the reversal of accrued interest expense related to the settlement of the Park Place Entertainment Corporation litigation. As part of the settlement we were no longer required to pay the accrued interest due on the note.

     The tax benefit recorded for the nine months ended September 30, 2002, is comprised of a $900,000 federal income tax refund we will receive due to recent tax law changes that allow us to carry-back our 2001 loss to prior tax years partially offset by New York State and City income taxes incurred at our Reebok Sports Club/NY. We did not record any deferred tax benefit related to our loss incurred for the nine months ended September 30, 2002. After the tax benefit, our loss for the nine months ended September 30, 2002, was $13.3 million or $0.77 per basic and diluted share. Our estimated federal and state income tax benefit rate was 38.5% for the nine months ended September 30, 2001, resulting in a net loss of $13.2 million or $0.73 per basic and diluted share.

Liquidity and Capital Resources

Capital Requirements - Existing Operations

     On April 1, 1999, we issued in a private placement $100 million of 11 3/8% Senior Secured Notes (the "Senior Secured Notes") due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the "Indenture"). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.

     We have entered into lease agreements with Millennium Entertainment Partners and/or its affiliates (collectively "Millennium") with respect to The Sports Club/LA locations in San Francisco and Boston. Millennium owns approximately 33.4% of our outstanding Common Stock. At September 30, 2002, the unpaid development and equipment costs for these Clubs are estimated to be approximately $488,000. These unpaid development and equipment costs are payable to outside third party contractors and are included in accounts payable as of September 30, 2002.

     We completed construction of a restaurant/cafe at The Sports Club/LA - Upper East Side in October 2002. At September 30, 2002, approximately $112,000 remains unpaid on this project.

     In addition to the development projects described above, we incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $300,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     All our mature Sports Clubs (Clubs open at least three years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club achieves positive cash flow. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated operating cash flows, for the three months and nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000, were negative. We expect this trend to continue until the newly opened Clubs generate sufficient positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

     We currently have $4.6 million of outstanding equipment financing loans. We make monthly principal and interest payments on this debt. These monthly payments are currently $203,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

     The Indenture requires us to make an offer to retire Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. To the extent we sell assets, such as The Sports Club/Las Vegas and our real estate in Houston, the proceeds from those sales would be subject to the excess proceeds provision of the Indenture. We were not required to make such an offer as a result of the sale of The Sports Club/Las Vegas or the Houston real estate.

     Our total cash requirements through September 30, 2003 are estimated to be as follows (amounts in thousands):

Indenture interest........................................    $          11,375
Remaining construction costs of new Clubs.................                  600
Information system upgrades...............................                  300
Payments on long-term debt................................                2,110
                                                              -----------------
                                                              $          14,385
                                                              =================

Capital Requirements - New Clubs

     On April 22, 2002, we signed a lease to develop The Sports Club/LA-Beverly Hills. The new Sports CLub/LA, which will be approximately 40,000 square feet, will be located at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. Anticipated development costs and working capital requirements are approximately $8.5 million. Due to our limited financial resources, we are seeking development partners or alternative financing (subject to the restrictions in the Indenture) to finance this project. We view the Beverly Hills market as an excellent location for The Sports CLub/LA brand and this Club may serve as a prototype for smaller sized Clubs to be built in locations near existing Sports Club/LA sites.

Cash and Credit Availability

     Our September 30, 2002 cash balance is $3.1 million. In addition, we received a $900,000 federal income tax refund during October 2002 and we expect to convert $2.5 million of assets currently classified as "other assets" on our September 30, 2002 balance sheet to cash within the next year.

     On November 8, 2002, we amended our Loan Agreement with Comerica Bank - California effective as of October 31, 2002. The amended agreement extends the maturity date of our credit facility until November 1, 2003. The credit facility bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank's prime rate (4 3/4% at September 30, 2002). The loans are secured by all the assets of The Sports Club/Irvine and are guaranteed by three of our major stockholders.

     The loan agreement amendment added KASCY, L.P., an affiliate of Kayne Anderson Capital Advisors, L.P. as a lending participant in the credit facility. Kayne Anderson Capital Advisors, L.P. and certain of its affiliates own all of our Series B Redeemable Preferred Stock. The credit facility increases from $10.0 million to $15.0 million once KASCY, L.P. satisfies certain regulatory requirements. This is anticipated to be accomplished in the next several months.

     At September 30, 2002, no cash advances were outstanding under this credit facility and $7.4 million was utilized in the form of letters of credit, leaving $2.6 million available for future borrowings. A further $5.0 million will be available for future borrowing once KASCY, L.P. becomes duly licensed as a lender and the credit line increases to $15.0 million.

     During the nine months ended September 30, 2002, our operations generated $6.3 million of cash flow before pre-opening expenses, capital expenditures and debt service. We believe we will continue to generate positive cash flow from operations, before pre-opening expenses, capital expenditures and debt service and that such amount will increase as our new Clubs continue to mature.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At September 30, 2002, we had $4.6 million of equipment financing obligations outstanding and would be allowed to finance an additional $5.4 million with our equipment serving as collateral.

Summary

     During the nine months ended September 30, 2002 we improved our liquidity by completing $15.5 million in Preferred Stock issuances and completing the sale of our assets in Las Vegas, Nevada and Houston, Texas. These transactions generated $24.1 million of cash. We have also recently renewed our bank credit facility and currently have $2.6 million available for borrowing under the agreement. We expect to soon increase our bank agreement by another $5.0 million.

     In our opinion, our current cash balance at September 30, 2002 plus our available credit under our Bank credit facility and our projected cash flows before capital expenditures and debt service are estimated to be adequate to cover our debt service and projected on-going capital expenditures for the twelve months ended September 30, 2003. If our projected cash flows before capital expenditures and debt service do not meet our estimates or our available credit under our Bank credit facility decreases or becomes unavailable, we may need to sell additional assets or offer additional equity securities to meet our cash flow needs through September 30, 2003. There can be no assurance that we would be able raise additional capital by selling additional assets or by offering additional equity securities. In order to continue to service our interest obligations after September 30, 2003 we will need to increase our operating cash flows above the current levels or secure additional capital.

     Due to our limited financial resources, additional funds will be required to undertake any future acquisitions or the development of additional new Clubs, including The Sports Club/LA-Beverly Hills. We would consider entering into joint ventures, partnership agreements or management agreements (subject to the restrictions and limitations on such transactions in the Indenture) for the purpose of developing new Clubs, but only if such arrangements would generate additional cash flow or further enhance The Sports Club/LA brand name in the market place.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2002, we had no cash advances outstanding under the credit facility and $7.4 million was utilized in the form of outstanding letters of credit.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of September 30, 2002, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At September 30, 2002, the fair value of the Senior Secured Notes is approximately $90.0 million.

ITEM 4.           CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The management of the Company, including the Co-Chief Executive Officers and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)  Changes in internal controls.

     There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

     Kalili v. The Sports Club Company, et al., Case No. LASC073849. Plaintiff Tom Kalili, a former member of The Sports Club/LA - Los Angeles, filed this action on September 9, 2002 in Los Angeles County Superior Court. The complaint alleges claims for breach of contract, civil rights violations, defamation, and interference with prospective economic advantage arising from Mr. Kalili's membership termination. Plaintiff alleges that he was terminated because of his ethnic descent and that the stated reason for his termination - a substantial infraction of the Club Bylaws - was pretextual. We believe the complaint is entirely without merit and intend to vigorously defend the action. We have tendered defense under both our commercial general liability and employment practices insurance policies and anticipate that the defense will be accepted with a reservation of rights.

     Patterson Cleaning Services v. The Sports Club Company, Civil Action No. 02-4750. Plaintiff Patterson Cleaning Services, a former cleaning service retained by The Sports Club/LA - Boston, filed this action on October 21, 2002 in Suffolk County Superior Court. The complaint alleges claims for breach of contract and related claims stemming from our termination of Patterson's cleaning services. We contend that Patterson's services were properly terminated pursuant to the agreement. We believe the case is entirely without merit and have tendered defense under our commercial general liability insurance policy, and anticipate the defense will be accepted with a reservation of rights.

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

Item 2.           Changes in Securities

     On September 6, 2002, we completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. We received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends are earned at the rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at our option, may be paid in cash or additional shares of Series C Convertible Preferred. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial rate of $3.00 per share (resulting in the issuance of 1,666,667 shares of Common Stock if 100% of the Series C Convertible Preferred is converted at that price). Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted downward in the event we issue additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange ("AMEX"). At our option, the Series C Convertible Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event the Series C Convertible Preferred is redeemed before September 6, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before September 6, 2007. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

Item 3.           Defaults upon Senior Securities

     None

Item 4.           Submission of Matters to a Vote of Security Holders

     The 2002 Annual Meeting of Stockholders of the Company was held on August 2, 2002. The following matters were submitted to stockholders for a vote.

                                                                      For              Against         Abstained
                                                                                   (Shares Voted)

The election of Nanette  Pattee  Francini as  a  Class II
director to serve for three years.............................     18,294,766                 0                0

The election of George J.  Vasilakos as a Class II director to
serve for three years.........................................     18,294,766                 0                0

The  election  of Charles A.  Norris as a Class II director to
serve for three years.........................................     18,294,766                 0                0

Approve the issuance of 3,500,000 shares of Common Stock upon conversion of the
Series B Convertible Preferred Stock sold
in March 2002.................................................     18,294,766                 0                0

Approve the issuance of 3,333,333 shares of Common Stock upon conversion of a newly created Series C Convertible
Preferred Stock...............................................     18,294,766                 0                0


Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

a)       Exhibits

         None.

b)       The following reports on Form 8-K have been filed since June 30, 2002:

     On August 12, 2002, we filed a report on Form 8-K announcing that on August 2, 2002, the Company's stockholders elected Charles A. Norris as a member of the Board. Mr. Norris replaces Mr. Dennison Veru who did not stand for re-election.

     On September 4, 2002, we filed a report on Form 8-K announcing that on August 30, 2002, the Company amended its Loan Agreement with Comerica Bank - California. The amended agreement extends the maturity date of the Company's credit facility until October 31, 2002. Additionally, the Company completed the sale of its real estate in Houston, Texas to an unaffiliated buyer on August 30, 2002. The Company received net proceeds of $3.0 million upon the close of the transaction.

     On September 9, 2002, we filed a report on Form 8-K announcing that on September 6, 2002, the Company completed a $5,000,000 private placement of a newly created class of Series C Convertible Preferred Stock.

     On November 12, 2002, we filed a report on Form 8-K announcing that on November 8, 2002, we amended our Loan Agreement with Comerica Bank - California effective as of October 31, 2002. The amended agreement extends the maturity date of our credit facility until November 1, 2003. Certain financial covenants regarding Effective Tangible Net Worth, Unsubordinated Liabilities to Effective Tangible Net Worth and minimum EBITDA levels have also been revised. The loan agreement amendment added KASCY, L.P., an affiliate of Kayne Anderson Capital Advisors, L.P. as a lending participant in the credit facility. Kayne Anderson Capital Advisors, L.P. and certain of its affiliates own all of our Series B Redeemable Preferred Stock. The credit facility increases from $10.0 million to $15.0 million once KASCY, L.P. satisfies certain regulatory requirements. This is anticipated to be accomplished in the next several months.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE SPORTS CLUB COMPANY, INC.


Date: November 13, 2002               by    /s/ Rex A. Licklider
                                            -----------------------------------
                                            Rex A. Licklider
                                            Vice Chairman of the Board
                                            And Co-Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 13, 2002               by    /s/ Michael Talla
                                            -----------------------------------
                                            D. Michael Talla
                                            Chairman of the Board
                                            And Co-Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 13, 2002               by    /s/ Timothy M. O'Brien
                                            -----------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  CERTIFICATION

I, D. Michael Talla, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Sports Club Company, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ D. Michael Talla
                                      ------------------------------------------
                                      ------------------------------------------
                                                  D. Michael Talla
                                             Co-Chief Executive Officer
Date: November 13, 2002

                                  CERTIFICATION

I, Rex A. Licklider, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Sports Club Company, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ Rex A. Licklider
                                               ---------------------------------
                                               ---------------------------------
                                                         Rex A. Licklider
                                                    Co-Chief Executive Officer
Date: November 13, 2002

                                  CERTIFICATION

I, Timothy M. O'Brien, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Sports Club Company, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Timothy M. O'Brien
                                            ------------------------------------
                                            ------------------------------------
                                                      Timothy M. O'Brien
                                                   Chief Financial Officer
Date: November 13, 2002