Form 10-K
period 2002-12-31
SPORTS CLUB CO INC
filed 2003-03-31
CIK 924373

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        --------------------------------
                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 2002



                                       OR



  |_|    TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT



             For the transition period from ___________to __________


                         Commission File Number: 1-13290

                     ---------------------------------------



                          The Sports Club Company, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                  95-4479735
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

         11100 Santa Monica Blvd., Suite 300
               Los Angeles, California                           90025
(Address of registrant's principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code:
                     (310) 479-5200

Securities registered pursuant                   Name of each exhcange on which
to Section 12(b) of the Act:                                registered
     Title of each class

  Common Stock $.01 par value                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None

                     ---------------------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrants most recently completed second fiscal quarter was $9,960,000. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2003 was $9,290,000. The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 18,205,690 on March 24, 2003. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|



================================================================================

                                     PART I

ITEM 1.   BUSINESS

General

     We were organized in 1994 to consolidate the ownership of several sports and fitness clubs. We currently own and operate six Clubs under "The Sports Club/LA" name in Los Angeles, Washington D.C., Boston, San Francisco and at Rockefeller Center and the Upper East Side in New York City. We also own and operate The Sports Club/Irvine and operate and own a majority interest in Reebok Sports Club/NY. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service-oriented, state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.

     Our Clubs (hereinafter referred to as "Clubs" or "The Sports Club/LA") are conveniently located and are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. The Sports Club/LA sites are designed as "urban country clubs," ranging in size from 90,000 to 140,000 square feet. Initiation fees and monthly membership dues at The Sports Club/LA are higher than those charged by most other sports and fitness clubs. Income from ancillary services and products, including private training, food and beverage and spa services, also constitute a significant portion of our revenues. Our subsidiary, The SportsMed Company ("SportsMed"), operates physical therapy facilities in some Clubs and at other locations.

     Our strategy is to expand The Sports Club/LA brand in major metropolitan markets and to increase revenues and profitability at existing Clubs through regular increases in monthly membership dues, increases in membership levels and expanded ancillary services and products. We will continue to investigate other sites for new The Sports Club/LA developments.

     According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, it is estimated that 33.8 million Americans were members of more than 17,000 sports and fitness clubs in 2001. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 8.2% from $6.5 billion in 1993 to $12.2 billion in 2001. The industry has benefited from the general public's increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 59% of all memberships and are the fastest growing segment of the industry.

Recent Events

     On December 10, 2002 our Board of Directors formed a special Committee of the Board comprised of the independent directors to explore strategic alternatives, including a possible "going private" transaction in which certain of our principal shareholders may participate. We have also engaged a Los Angeles based investment banking firm to assist us in raising up to $50.0 million in private equity to establish separate joint ventures for the development of smaller luxury sports and fitness complexes under The Sports Club/LA brand.

The Sports Club/LA

     The  Sports   Club/LA  is  typically  a  90,000  to  140,000   square  foot
multi-purpose facility, that generally includes the following features:

o    large,  fully  equipped  gyms  with  state-of-the-art   fitness  equipment,
     including weight training, cardio- vascular equipment, flexibility centers and functional performance areas,

o basketball, volleyball, racquetball, squash, tennis and paddle tennis courts,

o group exercise studios featuring classes throughout the day and evening, seven days a week, including aerobics, yoga, dance, muscle conditioning, boxing, martial arts, pilates and bodymind,

o    group cycling studios,

o    rock climbing walls,

o    boxing studios,

o    swimming pools, sundecks, golf practice nets and running tracks,

o    destination city spa offering massage, facials and full body treatments,

o    men's and women's locker rooms featuring wood lockers,

o    steam rooms, saunas and jacuzzis,

o    restaurants,   sports  bars,  private  dining/conference  rooms  and  media centers,

o    valet parking, pro shops, hair salons and childcare services,

o    sports medicine and physical therapy facilities,

o    personal trainers to develop and supervise members' exercise routines,

o    registered dietitians for nutritional consultations,

o    FitLab assessment centers,

o    PTS Private Trainer System nutritional programs and products,

o interactive children's' classes, as well as supervised age-specific junior recreation rooms and junior programs such as gymnastics, martial arts and dance,

o instruction in racquet sports, golf, swimming, boxing, martial arts and rock climbing,

o full-time activities directors responsible for social and media events for members, including organizing trips, lectures and charity events,

o    sports instructors who present sports tournaments, leagues and classes, and

o wellness protocols such as exercise regimens designed for specific groups of members.

     We  currently  have eight Sports Clubs in  operation.  The original  Sports
Club/LA opened in 1987 in west Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Bel Air, Westwood and Century City. The Sports Club/Irvine opened in 1990 near Newport Beach in Orange County, California. Reebok Sports Club/NY opened in 1995 on Manhattan's upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. ("Reebok") and Lincoln Metrocenter Partners, L.P. (collectively with its affiliates "Millennium"). We manage the operations and own a 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership.

     We opened The Sports Club/LA at two locations in New York City in 2000. The Sports Club/LA - New York at Rockefeller Center was opened in February 2000. This Club was designed to service the executive business community in midtown Manhattan. The Sports Club/LA - New York in New York City's Upper East Side was opened in September 2000. This site is the location of the former Vertical

Club, which was closed in February 1999 for major renovation and conversion to The Sports Club/LA and serves the affluent residential Upper East Side area of New York City.

     We also recently opened The Sports Club/LA at three sites developed by Millennium. The Sports Club/LA - Washington D.C. opened in October 2000. This 100,000 square foot Club is located at 22nd and M Streets between Washington D.C.'s business district and Georgetown. The Sports Club/LA - Boston opened in September 2001. This Club overlooks the historic Boston Common and is located a short distance from the city's financial district. Both of these Clubs are co-located with a five star Ritz Carlton Hotel. Our newest Club, The Sports Club/LA - San Francisco, has been open since October 2001. This Club is located in the Four Seasons Hotel and Residences in the emerging South of Market Area in San Francisco.

The SportsMed Company, Inc.

     Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA in Los Angeles, The Sports Club/Irvine, the Spectrum Club - Valencia and the Spectrum Club - Thousand Oaks. SportsMed also operates in a stand-alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and registered dietitians who provide services to members and others. We believe that SportsMed provides valuable services, which are complementary to the other services provided by the Clubs, and are considering placing physical therapy facilities in other Clubs in the future.

Development of New Clubs

     Recent New Club Developments. In 2000 and 2001, we completed the development of five new The Sports Club/LA sites. Two of these Clubs are located in New York City and, when combined with our Reebok Sports Club/NY site, form a trio of Clubs located in residential areas on the East and West sides and the central midtown business district. Three of the new The Sports Club/LA sites were developed with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros; and Millennium Entertainment Partners L.P., a consortium of German insurance companies. These Clubs are located in projects developed by Millennium in prime, metropolitan locations that, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments include either a Ritz Carlton or Four Seasons five star hotel. These Clubs are approximately 100,000 square feet and offer services typically found at other The Sports Club/LA sites. We believe that such projects offer ideal locations for The Sports Club/LA and would consider developing The Sports Club/LA with Millennium or other developers in other major metropolitan areas.

     Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs which have not yet achieved mature membership levels have operated at a negative cash flow or only a slight positive cash flow during the first two years of operation as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. This trend continued at The Sports Club/LA sites we opened in 2000 and 2001. Three of these Clubs are now operating at a positive cash flow level while two Clubs are still building the membership base necessary to achieve this level. We believe that our revenues from these Clubs will significantly increase as membership levels mature.

Future New Club Developments

     The completion of The Sports Club/LA at five new sites has required significant financial resources. In addition, our current financing arrangements and level of operating cash flow make it difficult to secure the required financing to develop additional new sites. Therefore, our primary focus is now on improving the operating performance of our five new Clubs. We are pursuing The Sports Club/LA developments at new sites that are financially structured in a way that will not require us to make a significant capital investment. We would consider entering into joint ventures, partnership agreements or management agreements for the purpose of developing new Clubs.

     We have two new sites that we are currently developing. We have signed a lease to develop The Sports Club/LA - Beverly Hills. This Club will be located in the heart of the business and retail district in Beverly Hills, California. It will service that market place as well as the surrounding neighborhoods and allow us to further penetrate areas east of Beverly Hills. We are currently demolishing the existing interior building space and constructing our pre-sales office and expect to start pre-sale activities in April 2003. Our objective is to locate a joint venture partner to provide the financing to complete the construction of this Club. If we are unable to do so, we would need to either delay the construction or secure additional equity capital or debt financing.

     We are also negotiating with Millennium regarding The Sports Club/LA - Miami. Millennium will be the owner of this Club. They will be responsible for providing all funds necessary to construct, equip and operate the Club. We will manage the Club operations for which we expect to receive a management fee based upon both the gross revenues and net cash flow of the Club. We will also license The Sports Club/LA name to Millennium. This structure allows us to expand our brand and receive an immediate earnings stream, with the potential for additional profits, without making any capital investment.

Sales and Marketing

     Strategy. The Sports Club/LA is marketed as an "urban country club" offering personalized attention and multiple amenities and services. We believe that the image of The Sports Club/LA as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. The Sports Club/LA emphasize personalized service and instruction and the creation of an "urban country club" atmosphere in which members can relax and socialize. Our marketing efforts at The Sports Club/LA emphasize retaining existing members, replacing members who leave with new members and increasing ancillary revenues from services such as private training and spa services. Our focus at the newer The Sports Club/LA locations is on attracting additional members.

     Referrals, Endorsements and Advertising. Word-of-mouth referrals and endorsements by existing members are The Sports Club/LA's most important source of new members. In addition, The Sports Club/LA utilizes targeted marketing programs which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are direct mail and print advertisements. Special events and special membership programs supplement the print advertisements. The Sports Club/LA hosts corporate parties and charity benefits and often donates free or discounted memberships to charitable organizations. We also conduct periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. We believe that we will be able to continue to utilize these marketing strategies.

     Targeted Members. The largest segment of the membership base for The Sports Club/LA consists of health-conscious individuals. We target four other groups in order to expand membership: corporate members, medical referrals, families, and seniors. Each of these groups requires specialized exercise/fitness programs and we have developed specific programs to attract members of these groups.

     Corporate Programs. We believe the corporate market is a significant source of new members, due to the proximity of The Sports Club/LA to business centers and the use of the Clubs to conduct business and to develop and maintain business contacts. We employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of the Clubs. The Sports Club/LA offers corporate group-discounted initiation fees depending upon the number of new members involved. Our SportsMed subsidiary has developed several corporate wellness programs to fit the needs of this particular market. We believe that corporations are favorably disposed to The Sports Club/LA and The SportsMed programs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

     Medical Referrals. We target members from the medical referral market through our SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group. We also offer a "next-step" program for SportsMed patients who complete their physical therapy programs and are looking for an option to complete their rehabilitation by becoming members at The Sports Club/LA.

     Family Programs. We believe that the family market has considerable potential, as younger members grow older, marry and have children and seek recreational activities in which the entire family can participate. To attract the family market, we have implemented "Fun-N-Fit" programs that offer programs to children between the ages of 6 months and 15 years and involve youth sports camps and clinics, fitness programs, art classes and birthday parties. The Sports Club/LA's weight-training, basketball and swimming pool facilities are made available to children and their parents during Family Day, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Sports Club/LA provides individualized sports instruction and offers multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

     Senior Programs. We anticipate that as the current core membership group ages, we will meet the changing fitness needs of seniors and attract additional members from the senior population. We maintain training and exercise protocol manuals for the senior market (that we generally define as members who are over 60 years old) that include a description of exercise and fitness programs specifically designed for seniors. These manuals also contain discussions of the biological, psychological and medical aspects of aging and the benefits of regular exercise. We believe this market will expand as the "baby boomers" mature.

Employee Training

     We believe that a key component of our operating strategy is a well-trained and knowledgeable staff. We have comprehensive training programs to enhance the effectiveness of our personnel. All newly hired employees are required to attend an orientation seminar, that is led by members of our management staff and a personnel instructor. Topics include our history and philosophy, The Sports Club/LA policies and procedures, member service, interaction skills and product knowledge. These orientation seminars are held weekly.

     To aid in the development and continuing education of our management staff, we offer a workshop entitled "Introduction to Management" for newly hired management personnel and other employees demonstrating management skills. The workshop is intended to educate managers in the areas of instilling our Company philosophy, policies and procedures, safety, workers' compensation, managing people, communication, group problem solving, training, coaching, motivation, feedback, recognition, counseling, evaluations, as well as time and stress management. Topics are added periodically to reflect new management techniques or operating issues. These seminars, generally consisting of three eight-hour sessions, are held six times a year or as needed for new employees. Additionally, our management personnel are required to participate in our Manager on Duty Program and other management and sales seminars to maintain and develop their skills.

     We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, group exercise instructors and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel is mandatory. We place particular emphasis on our sales/marketing training seminars, that are given once every two months by a personnel instructor. In these seminars, all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs. Most instructors are college-educated and all trainers are required to be certified by the National Academy of Sports Medicine. Our group exercise instructors hold nationally recognized certifications and must have at least one year of teaching experience before they are permitted to teach at The Sports Club/LA. They are also required to participate in ongoing training and periodic re-evaluation.

     Lastly, all line staff can voluntarily participate in quarterly workshops that are offered through our human resources department. Workshop topics include conflict resolution, communication and member service; however, topics vary depending on the Club's current training needs.

Membership Programs

     Membership at The Sports Club/LA requires an initiation fee plus monthly membership dues. Initiation fees are required to be paid upfront or during the member's first year. Members are currently required to pay their dues on a monthly basis by electronic funds transfer, by which each member is automatically debited each month for dues either through a checking account or credit card. At established Clubs, the average life of a membership is four to five years.

     The Sports Club/LA offers three types of memberships: executive, health and racquet sports. The Sports Club/LA's initiation fees and monthly membership dues vary depending on the location of the Club. The Sports Clubs' initiation fees range from $400 to $2,900 and monthly membership dues range from $102 to $300. Corporate, bicoastal and spousal memberships are also available. We offer the following membership options:

     Executive Membership. Executive membership offers the greatest number of amenities and services, including unlimited use of all facilities, racquet sports privileges, personal locker assignments within an executive locker room, laundry service, free valet parking and charge privileges for dining and other Club services. Executive membership entitles a member to use all The Sports Club/LA locations.

     Health Membership. Health membership is the basic membership offering unlimited use of the facility excluding those privileges associated with a racquet membership; courts are available to holders of health memberships for an additional fee. We also offer a bi-coastal membership that entitles a member to use all The Sports Club/LA locations throughout the country and both an Access West and Access East membership that allows a member the ability to use all of our Clubs located on either the west coast or east coast.

     Racquet Sports Membership. Racquet sports memberships are currently offered at The Sports Club/Irvine, The Sports Club/LA - Boston and The Sports Club/LA - Washington D.C. In addition to use of the Club's facilities, this membership includes unlimited use of racquetball, squash, paddle tennis and tennis courts, depending upon the individual Club's facilities.

Competition

     Although the sports and fitness industry is still fragmented, the industry has experienced significant consolidation in recent years and certain of our competitors are significantly larger and have greater financial and operating resources than we do. In addition, a number of individual and regional operators compete with us in our existing markets. Many of these sports and fitness clubs attract the same types of members we target. We also compete with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight-reducing salons, as well as products and services that can be used in the home. As the general public becomes increasingly aware of the benefits of regular exercise, we expect that additional sports and fitness businesses will emerge. We believe that there will continue to exist a market for The Sports Club/LA and that our operating experience, our highly visible image, the professionalism of our staff and our state-of-the-art equipment and exercise facilities afford us an advantage over our competitors. However, we may be unable to maintain our membership fees or membership levels in areas where another sports and fitness club offers competitive facilities and services at a lower cost.


Trademarks and Trade names


     We have registered our "flying lady" logo as a stand-alone design and in combination with "The Sports Club/LA" and "The Sports Club/Irvine" names under federal trademark laws. Internationally, we have registered "The Sports Club/LA" name and logo in Japan, Australia and throughout Europe under a joint "European Community" trademark.


     We have also obtained federal protection for our food and nutritional products that are marketed under the trade names of Private Trainer System and PTS.

     Additionally, we have received trademark approval for several of our fitness programs, including BodyArt, REV and others. We have not been able to obtain full protection under Federal trademark laws for our SportsMed subsidiary name, Splash, the name of our spas, and For Kids Only, our child care and children's fitness program; however, each of these have been granted "allowed" status.

Government Regulation

     Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

     Statutes and regulations affecting the fitness industry have been enacted or proposed in California and New York. Many other states into which we may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, limit the amount of prepaid revenues we can collect, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

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

Employees

     At March 1, 2003, we had 2,223 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At March 1, 2003, we employed 868 full-time employees, 798 of whom were involved in The Sports Club/LA operations such as sales, management, private training or support staff, and 70 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

     Quarterly and annual reports on Form 10-Q and Form 10-K can be accessed through the SEC website at http://www.sec.gov/edgar/searchedgar/webusers.htm.

ITEM 2.  PROPERTIES

     We own the real estate at The Sports Club/Irvine and The Sports Club/LA - Los Angeles (subject to a minority interest held by our Co-Chief Executive Officer D. Michael Talla). All other premises on which the Clubs are located are leased.

         The following table provides certain information concerning our Clubs:



                                                Approximate    Open Date   Own or Lease
                    Club                        Square Feet      (1)      Expiration Date      Renewal Option
                    ----                       --------------   ------     -------------     ------------------

The Sports Club/LA - Los Angeles (2).......       100,000       1994 A         Own                 N/A
The Sports Club/Irvine.....................       130,000       1994 A         Own                 N/A
Reebok Sports Club/NY(3)...................       140,000       1995 O       4/17/15      Three 14-year options
The Sports Club/LA - Rockefeller Center....        90,000       2000 O       1/31/13        Two 5-year options
The Sports Club/LA - Upper East Side.......       140,000       2000 O       12/31/20       Two 5-year options
The Sports Club/LA - Washington D.C.(4)           100,000       2000 O       10/31/20     Three 14-year options
The Sports Club/LA - Boston(4).............       100,000       2001 O       8/31/21      Three 14-year options
The Sports Club/LA - San Francisco(5)......        90,000       2001 O       9/30/21      Three 14-year options
The Sports Club/LA - Beverly Hills.........        40,000       2003 E       4/30/18        One 10-year option
-------------

(1)  Date of acquisition ("A"), opening ("O") or anticipated open date ("E").

(2) D. Michael Talla, our Chairman and Co-CEO, has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA - Los Angeles.

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


     We remain obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements that provide for all operating costs of these facilities be assumed by the new owners.

     All of the Clubs maintain comprehensive casualty, liability and business interruption insurance. In March 2003, we secured insurance against acts of terrorism. Clubs located in California maintain a blanket $35.0 million earthquake insurance policy. We believe that our insurance coverage is in accordance with or above industry standards. There are, however, certain types of losses that may be either uninsurable or not economically insurable, and insurance proceeds may not adequately compensate us for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and our anticipated profits from the affected Clubs. Any such event could have a material adverse effect on our operations.

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

                                                     Price Range of Common Stock
                                 Calendar Quarter      High              Low

Year Ended December 31, 2001:
     First Quarter ............................... $    3.19         $    2.55
     Second Quarter...............................      3.30              2.86
     Third Quarter................................      4.00              3.12
     Fourth Quarter...............................      3.35              2.35

Year Ended December 31, 2002:
     First Quarter ...............................      2.90              2.45
     Second Quarter...............................      2.60              2.10
     Third Quarter................................      2.45              1.00
     Fourth Quarter...............................      3.45              1.72

Year Ended December 31, 2003:
     First Quarter (through March 14th)...........      2.35              2.15


     As of March 14, 2003 we had 63 stockholders of record and approximately 600 beneficial owners. The closing price of our Common Stock as reported by the AMEX on March 14, 2003, was $2.35.


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our summary financial and operating data for the fiscal years ended December 31, 1998 through 2002 and has been derived from our consolidated financial statements, that have been audited by KPMG LLP, independent certified public accountants. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

                                                                     Fiscal Year Ended December 31,
                                                         --------------------------------------------------
                                                            1998      1999       2000       2001       2002
                                                         --------- ---------  ---------  ---------  -------
                                                              (Dollars in thousands, except per share data)
Statement of Operations Data:
 Revenues..........................................      $ 81,923   $ 87,325   $ 76,869   $102,044   $122,488
  Operating expenses:
    Direct..........................................        56,746     60,528     59,116     88,219    101,957
    General and administrative......................         6,018      6,626      7,298      8,938      7,285
    Selling.........................................         2,538      2,608      2,915      3,880      4,907
    Depreciation and amortization...................         5,282      6,147      7,408     11,809     11,835
    Pre-opening expenses............................            --      3,090      9,589      5,884        130
    Impairment charge...............................            --         --         --      5,250         --
                                                         ---------  ---------  ---------  ---------  ---------
         Total operating expenses...................        70,584     78,999     86,326    123,980    126,114
                                                          --------   --------   --------   --------   --------
         Income (loss) from operations..............        11,339      8,326     (9,457)   (21,936)    (3,626)
  Other income (expense):
    Interest........................................        (1,629)    (5,991)    (6,478)   (13,001)   (13,420)
    Minority interests..............................          (150)      (150)      (150)      (150)      (150)
    Equity interest in net income of unconsolidated
      subsidiary....................................           880        931         --         --         --
    Non-recurring items.............................          (314)       553     (3,242)       397         97
                                                          --------   --------   ---------  --------   --------
         Total other income (expense)...............        (1,213)    (4,657)    (9,870)   (12,754)   (13,473)
                                                          --------   --------   --------   ---------  ---------
         Income (loss) before income taxes,
            extraordinary charge and
            cumulative effect of change in accounting
            principle...............................        10,126      3,669    (19,327)   (34,690)   (17,099)
  Provision (benefit) for income taxes..............         3,971      1,460     (6,940)     3,370       (309)
                                                         ---------  ---------  ---------- ---------  ----------
         Income (loss) before extraordinary charge and
            cumulative effect of change in accounting
            principle...............................         6,155      2,209    (12,387)   (38,060)   (16,790)
  Extraordinary charge from early extinguishment of
   debt, net of income tax benefit of $1,331........         2,173         --         --         --         --
  Cumulative effect of change in accounting principle,
   net of income tax benefit of $600................            --        899         --         --         --
                                                         ---------  ---------  ---------  ---------  ---------
         Net income (loss)..........................         3,982      1,310    (12,387)   (38,060)   (16,790)

  Dividends on Preferred Stock......................            --         --         --         --        888
                                                         ---------  ---------  ---------  ---------  ---------
     Net income (loss) attributable to common
      shareholders..................................      $  3,982  $   1,310  $ (12,387) $ (38,060) $ (17,678)
                                                         =========  =========  ========== ========== ==========

  Net income (loss) per share:
    Basic and Diluted...............................      $   0.21   $   0.07   $  (0.70) $   (2.12) $   (0.98)
                                                          ========   ========   ========= ========== ==========
  Weighted average number of common shares outstanding:
    Basic...........................................        18,603     18,114     17,773     17,939     18,080
                                                          ========   ========   ========   ========   ========
    Diluted.........................................        18,829     18,290     17,773     17,939     18,080
                                                          ========   ========   ========   ========   ========


                                                                           At December 31,
                                                        ---------------------------------------------------
                                                          1998        1999       2000       2001       2002
                                                        --------   ---------  ---------  ---------  -------
                                                        (Restated) (Restated) (Restated) (Restated)
                                                                         (Dollars in thousands)
Balance Sheet Data:
  Cash and cash equivalents..........................   $  2,233   $  36,107  $  11,059  $   1,482  $    3,185
  Current assets.....................................      7,043      41,952     20,819      8,281       9,453
  Restricted cash....................................         --      41,389      6,996         --          --
  Property and equipment, net........................    135,269     118,959    169,927    170,893     156,798
  Total assets.......................................    163,757     223,553    222,000    197,208     186,554
  Deferred membership revenue........................     12,210      11,969     14,276     15,927      14,615
  Current liabilities................................     28,456      26,090     29,993     41,757      31,763
  Long-term debt including current installments......     37,441     103,887    110,331    115,491     104,040
  Stockholders' equity...............................    102,282      95,430     83,534     45,827      33,460
-----------------

     The amounts for stockholders' equity, current liabilities and deferred membership revenue, have been restated to reflect an adjustment to deferred membership revenues. This restatement had no impact on the statement of operation data for the periods presented. See Note 2 of notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND
RESULTS OF OPERATIONS

Overview

     The  following  discussion  and  analysis of our  financial  condition  and results of operations is based upon our consolidated financial statements and notes thereto appearing elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to principles of consolidation, revenue recognition, inventories, depreciation and amortization, start up costs, impairment of long-lived assets and long-lived assets to be disposed of, fair value of financial instruments and segment reporting. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Sports Club/LA - Rockefeller Center, The Sports Club/LA - Upper East Side, The Sports Club/LA - Washington D.C., The Sports Club/LA - Boston and The Sports Club/LA - San Francisco opened in February 2000, September 2000, October 2000, September 2001 and October 2001, respectively. In July 2001, we closed our SportsMed Agoura Hills location and by December 31, 2001, we had finished the transfer of our retail business to outside third party vendors. On January 31, 2002, we sold The Sports Club/Las Vegas. As a result of these Club openings, the high level of pre-opening expenses incurred at these new Clubs, the closing of our SportsMed Agoura Hills location, our transfer of the retail business and the sale of The Sports Club/Las Vegas, results for the years ended December 31, 2002, 2001 and 2000 are not indicative of expected results in future periods. Neither seasonal factors nor the relatively moderate inflation rate has had a significant effect on our operating results.
Results of Operations

Fiscal 2002 compared to Fiscal 2001

     Our revenues for the year ended December 31, 2002, were $122.5 million, compared to $102.0 million in 2001, an increase of $20.5 million or 20.0%. Revenue increased by $21.5 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and revenue increased by $6.1 million as a result of membership growth at the three Sports Club/LA Clubs opened in 2000. Revenue decreased by $5.4 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, and by $2.2 million due to the transfer of our retail operations to outside third party vendors. Revenue increased by $549,000 at our other Sports Clubs and our SportsMed subsidiary primarily due to an increase in private training and monthly dues revenues at the Sports Clubs, partially offset by a decrease in SportsMed revenues primarily due to the closing of The SportsMed Agoura Hills location.

     Our direct expenses increased by $13.7 million to $101.9 million for the year ended December 31, 2002, versus $88.2 million in 2001. Direct expenses increased by $21.2 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $1.8 million as a result of an increase in expenses associated with the membership growth at the three Sports Club/LA Clubs opened in 2000. Direct expenses decreased by $5.4 million due to the sale of The Sports Club/Las Vegas on January 31, 2002, by $2.5 million due to the transfer of our retail operations to outside third party vendors and by $1.4 million at our other Sports Clubs and our SportsMed subsidiary primarily as a result of cost cutting measures we implemented at these Clubs and the closing of The SportsMed Agoura Hills location. Direct expenses as a percent of revenue for the year ended December 31, 2002, decreased to 83.2% from 86.5% in 2001. As membership levels and therefore revenues increase at The Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our general and administrative expenses were $7.3 million for the year ended December 31, 2002, versus $8.9 million in 2001, a decrease of $1.6 million or 18.5%. Our general and administrative expenses decreased by $1.0 million due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $1.1 million as a result of expense cutting measures that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $519,000 primarily as a result of higher corporate office rent, increased insurance premiums and a reduction in corporate costs capitalized on certain development and information systems projects. General and administrative expenses decreased as a percentage of revenue to 5.9% for the year ended December 31, 2002, from 8.8% in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $4.9 million for the year ended December 31, 2002, versus $3.9 million in 2001, an increase of $1.0 million or 26.5%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001 with the majority of this increase attributable to our two most recently opened Clubs. We also placed special emphasis on membership growth at The Sports Club/LA - Rockefeller Center. Selling expenses for the year ended December 31, 2002 at these five most recently opened Clubs increased by $1.2 million as compared to 2001. Selling expenses decreased by $432,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and selling expenses declined by $63,000 at our other Sports Club/LA Clubs and our SportsMed subsidiary. Selling expenses as a percentage of revenue for the year ended December 31, 2002, were 4.0% versus 3.8% in 2001.

     Our depreciation and amortization expenses stayed flat at $11.8 million for the years ended December 31, 2002 and 2001. Depreciation and amortization expenses increased by $610,000 as a result of the opening of The Sports Club/LA
- Boston in September 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $709,000 at our corporate headquarters, primarily due to the start of amortization of our recently installed membership accounting software. Depreciation and amortization expenses decreased by $344,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by $455,000 at our other Sports Club/LA Clubs primarily due to assets becoming fully depreciated. Depreciation and amortization expense also decreased by $494,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other indefinite lived intangibles no longer be amortized.

     Pre-opening expenses were $130,000 for the year ended December 31, 2002, versus $5.9 million in 2001. Pre-opening expenses for the year ended December 31, 2002, consisted of legal fees incurred related to a possible club site on Long Island in New York. We have since terminated our interest in this site. Pre-opening expenses by Club for the year ended December 31, 2001, were $2.6 million at The Sports Club/LA - Boston, $2.9 million at The Sports Club/LA - San Francisco and $405,000 at the possible club site on Long Island in New York.

     We incurred impairment charges during the year ended December 31, 2001, of $5.3 million. These impairment charges consisted of a $3.3 million impairment charge related to the write down of fixed assets at The Sports Club/Las Vegas and a $2.0 million impairment charge related to the write down of goodwill at our SportsMed subsidiary.

     We incurred net interest expense of $13.4 million for the year ended December 31, 2002, versus $13.0 million in 2001, an increase of $419,000. Net interest expense increased by $496,000 due to our discontinuance of capitalizing interest costs on Sports Clubs under development after the last Sports Club/LA Club was opened in October 2001. Net interest expense increased by $323,000, due to a reduction in interest income earned on invested cash balances. There was a $162,000 decrease in net interest expense due to reductions of equipment financing loans and a $238,000 decrease resulting from interest incurred in 2001 related to a sales tax audit at one of our Clubs.

     We recorded a non-recurring gain of $97,000, related to the sale of the undeveloped land in Houston, Texas during the year ended December 31, 2002. The Houston, Texas site was sold on August 30, 2002. We recorded a non-recurring gain of $397,000 during the year ended December 31, 2001. The non-recurring gain in 2001 was the result of the reversal of accrued interest expense related to the settlement of litigation. As part of the settlement we were no longer required to pay the accrued interest due on the note in question.

     The tax benefit recorded for the year ended December 31, 2002, is comprised of a $900,000 federal income tax refund we received as a result of tax law changes that allowed us to carry-back our 2001 loss to prior tax years, partially offset by New York State and City income taxes incurred at Reebok Sports Club/NY. We did not record any deferred tax benefit related to our loss incurred for the year ended December 31, 2002. After the tax benefit and the Preferred Stock dividends of $888,000, our loss attributable to common shareholders for the year ended December 31, 2002, was $17.7 million or $0.98 per basic and diluted share. We did not record any deferred tax benefit related to our loss incurred in 2001. The income tax provision of $3.4 million for 2001 is related to the establishment of a valuation allowance against our deferred tax assets that were recorded prior to January 1, 2001 and an accrual for any current state income taxes due. After the 2001 income tax provision of $3.4 million, our net loss attributable to common shareholders was $38.1 million or $2.12 per basic and diluted share. We did not record any deferred tax assets related to the losses incurred in 2002 and 2001 based on our analysis of current and projected operating results and our determination that it is more likely than not that future taxable income will be insufficient to utilize any deferred tax assets.

Fiscal 2001 compared to fiscal 2000

     Our revenues for the year ended December 31, 2001, were $102.0 million, compared to $76.9 million in 2000, an increase of $25.1 million or 32.8%.
Revenue increased by $5.6 million as a result of the opening of The Sports Club/LA - Boston in September 2001 and The Sports Club/LA - San Francisco in October 2001. Revenue increased by $20.2 million as a result of membership growth and a full twelve months of operating activities at the three new Sports Clubs opened in 2000. Revenue decreased by $663,000 at our existing Sports Clubs and SportsMed subsidiary. The revenue decrease at our existing Sports Clubs and SportsMed was the result of a $1.0 million decrease in our retail product sales. During 2001 we decided to exit the retail business and have now sublet these spaces to outside operators. We also experienced a decrease in our food and beverage revenues due to curtailing the restaurant operating hours at Reebok Sports Club/NY. These decreases were offset by higher membership dues because of rate increases. Existing Club revenues also decreased by $381,000 due to decreased rent revenue resulting from the sale of real estate in December 2000 and by $282,000 due to decreases in other miscellaneous revenues.

     Our direct operating expenses increased by $29.1 million to $88.2 million in the year ended December 31, 2001, versus $59.1 million for the year ended December 31, 2000. Direct operating expenses increased by $6.5 million, due to the opening of The Sports Club/LA - Boston and The Sports Club/LA - San Francisco, by $21.6 million as a result of membership growth and a full twelve months of operating activities at the three new Sports Club/LA Clubs opened in 2000 and by $1.0 million at our existing Sports Clubs and SportsMed. The increase in direct expenses at our existing Sports Clubs and SportsMed was due to increased payroll and payroll related expenses of $1.0 million, increased utility expenses of $254,000 and a decrease in other operating expenses of $263,000. Direct operating expenses as a percent of revenue for the year ended December 31, 2001 increased to 86.4% from 76.9% for the year ended December 31, 2000. The increase in the direct operating expense percentage was due to the impact of significant fixed costs at our five new Clubs opened in 2000 and 2001.

     Our general and administrative expenses were $8.9 million for the year ended December 31, 2001, compared to $7.3 million for the year ended December 31, 2000, an increase of $1.6 million or 22.5%. Our general and administrative costs increased by $1.0 million due to increased legal fees incurred regarding various legal matters we were involved in during 2001. General and administrative costs increased by $1.4 million due to a decrease in support service reimbursements we received in 2000 for managing the Spectrum Clubs and lower capitalization of salaries and wages on Clubs under development. General and administrative costs decreased by $556,000 due to a decrease in corporate office salaries and payroll related costs and by $254,000 due to a decrease in travel costs. General and administrative costs increased by $238,000 due to an increase in our corporate office rent and decreased by $183,000 primarily due to decreases in our supplies and outside service costs. General and administrative costs decreased as a percentage of revenue to 8.8% in 2001 from 9.5% in 2000.

     Our selling costs were $3.9 million in the year ended December 31, 2001, compared to $2.9 million in the year ended December 31, 2000, an increase of $1.0 million or 33.1%. The increase in selling costs was the result of increased advertising and promotion efforts at the five new Clubs opened in 2000 and 2001. Selling costs as a percentage of revenue stayed flat at 3.8% in 2000 and 2001.

     Our depreciation and amortization expenses were $11.8 million for the year ended December 31, 2001, versus $7.4 million for the year ended December 31, 2000. Depreciation and amortization increased by $3.5 million, at the three Sports Clubs opened in 2000, primarily due to a full twelve months of operating activity at these new Clubs in 2001. Depreciation and amortization increased by $276,000 as a result of the opening of The Sports Club/LA - Boston and The Sports Club/LA - San Francisco in 2001. Depreciation increased by $209,000 at our existing Sports Clubs and SportsMed as a result of capital additions made at these facilities in 2000 and 2001 and by $458,000 due to the start of depreciation related to our recently installed membership accounting software.

     Pre-opening expenses were $5.9 million for the year ended December 31, 2001, versus $9.6 million for the year ended December 31, 2000. Pre-opening expenses by Club during the year ended December 31, 2001 were $2.9 million at The Sports Club/LA - San Francisco, $2.6 million at The Sports Club/LA - Boston and $400,000 related to a potential Club site on Long Island in New York. Pre-opening expenses by Club during the year ended December 31, 2000 were $3.6 million at The Sports Club/LA - Upper East Side, $3.2 million at The Sports Club/LA - Washington D.C., $1.8 million at The Sports Club/LA - Rockefeller Center, $725,000 at The Sports Club/LA - Boston, $155,000 at The Sports Club/LA
- San Francisco and $125,000 at other possible Sports Clubs in the pre-development stage.

     We incurred impairment charges in 2001 of $5.3 million. These charges consisted of a $3.3 million impairment charge related to the write down of fixed assets at The Sports Club/Las Vegas and a $2.0 million impairment charge related to the write down of goodwill at our SportsMed subsidiary.

     We incurred net interest expense of $13.0 million in the year ended December 31, 2001, versus $6.5 million in the year ended December 31, 2000, an increase of $6.5 million. Net interest expense increased by $3.3 million due to a reduction in interest capitalized on Sports Clubs under development, by $2.3 million due to a reduction in interest earned on invested cash balances, by $362,000 due to increased interest expense on new equipment financing loans, by $254,000 due to interest expense incurred on prior years' sales tax audits and by $279,000 due to increased interest expense related to advances on our bank credit facility.

     We had non-recurring income of $397,000 in the year ended December 31, 2001, versus non-recurring charges of $3.2 million for the year ended December 31, 2000. The non-recurring income in 2001 is the result of the reversal of accrued interest expense related to the settlement of litigation. As part of the settlement we are no longer required to pay the accrued interest due on the note payable in question. The non-recurring charges in 2000 consisted of a $1.5 million charge for attorney's fees and settlement costs related to a class action lawsuit against The Sports Club/LA - Los Angeles, a $1.0 million charge to reflect the loss on the sale of real estate in Fountain Valley, California and a $749,000 charge to adjust the carrying value of our real estate located in Houston, Texas.

     We did not to record any income tax benefit in 2001. The income tax provision of $3.4 million in 2001 is related to the establishment of a valuation allowance against our deferred tax assets that were recorded prior to January 1, 2001 and an accrual for any current state income taxes due. After the 2001 income tax provision of $3.4 million, our net loss was $38.1 million or $2.12 per basic and diluted share.

Our effective federal and state income tax rate was 35.9% for the year ended December 31, 2000, resulting in a net tax benefit of $6.9 million and in a net loss of $12.4 million or $0.70 per basic and diluted share. In the fourth quarter of 2001, we determined, based on projections for the next three years, that it is more likely than not that future taxable income will be insufficient to utilize our deferred tax assets. As a result of this determination, we ceased recording any deferred tax benefit related to our taxable losses and, in the fourth quarter of 2001, we recorded a valuation allowance of $18.2 million to offset our net deferred tax assets.

Liquidity and Capital Resources

Capital Requirements - Existing Operation

     On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes (the "Senior Secured Notes") due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the "Indenture"). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.

     We incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $700,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     All our mature Sports Clubs (Clubs open at least three years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Historically, it may take two years before a new Club achieves positive cash flow from operations. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated cash flows from operations for each of the last three years were negative. We expect this trend to continue until the newly opened Clubs generate sufficient positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

     At December 31, 2002, we had $4.0 million of outstanding equipment financing loans. We make monthly principal and interest payments on this debt. These monthly payments are currently $203,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

     The Indenture requires us to make an offer to retire Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. To the extent we sell assets, such as The Sports Club/Las Vegas and our real estate in Houston, the proceeds from those sales would be subject to the excess proceeds provision of the Indenture. We were not required to make such an offer as a result of the sale of The Sports Club/Las Vegas or the Houston real estate because the net proceeds were below the $10.0 million level.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through December 31, 2003 are estimated to be as follows (amounts in thousands):

 Indenture interest..................................... $           11,375
 Information system upgrades............................                700
 Payments on long-term debt.............................              2,158
                                                         ------------------
                                                         $           14,233
                                                         ==================

Contractual Obligations

     The following schedule lists known contractual obligations (amounts in thousands):

                                                                  Payments Due By Period

                                                         Less Than                                         More than
      Contractual Obligations             Total           1 Year          1-3 Years       3-5 Years         5 years
      -----------------------             -----           ------          ---------       ---------        ---------



Senior secured notes (1)........     $    100,000  $           --   $           --  $      100,000   $          --
Equipment financing loans (2)...            4,040           2,158            1,882              --              --
Operating leases (3)............          359,990          22,820           45,171          44,762         247,237
Minority interest (4)...........              600              --               --              --             600
Redeemable Preferred Stock (5)..               --  .........   --               --              --          10,500

                                        ----------    ------------     ------------    ------------     -----------
Total                                $    464,630  $       24,978   $       47,053  $      144,762   $     258,337
                                        ==========    ============     ============    ============     ===========

-------------

(1) On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 with interest due semi-annually.

(2) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

(3) We lease certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring us to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 44.17 years, including renewal options which are included in the lease term, with the earliest Sports Club lease expiration date of January 31, 2013. We are also obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners.

(4) We own a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and D. Michael Talla, our Co-CEO, beneficially owns the remaining 49.9%. Under certain circumstances, we have an option to purchase Mr. Talla's interest in the partnership for $600,000. We have not included the annual minority interest payment of $149,700 to Mr. Talla in the above table.

(5) On March 18, 2002, the Company issued 10,500 shares of Series B Preferred Stock. The stock is redeemable by the stockholders on March 18, 2009.

Capital Requirements - New Clubs

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, which will be approximately 40,000 square feet, will be located at 9601 Wilshire Boulevard in the heart of the Beverly Hill's retail and commercial district. Anticipated development costs and working capital requirements are approximately $9.0 million. Due to our limited financial resources, we are seeking development partners or alternative financing (subject to the restrictions in the Indenture) to finance this project. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller sized Clubs to be built in locations near existing Sports Club/LA sites.

Cash and Credit Availability

     Our December 31, 2002 cash balance was $3.2 million.

     On November 8, 2002, we amended our Loan Agreement with Comerica Bank - California effective as of October 31, 2002. The amended agreement extends the maturity date of our credit facility until November 1, 2003. The credit facility bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank's prime rate (4 1/4% at December 31, 2002). The loans are secured by all the assets of The Sports Club/Irvine and are guaranteed by three of our major stockholders.

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

     At December 31, 2002, no cash advances were outstanding under this credit facility and $5.2 million was utilized in the form of letters of credit, leaving $4.8 million available for future borrowings. An additional $5.0 million will be available for future borrowing once KASCY, L.P. becomes duly licensed as a lender and the credit line increases to $15.0 million. At December 31, 2002, we were not in compliance with one of the covenants required under our loan agreement. Comerica Bank - California has waived this default. The Bank's waiver only covered the quarter ended December 31, 2002 and therefore it is likely that we may incur a similar default for the various reporting quarters during 2003. If this occurs, the Bank will have the option of terminating the credit agreement or continuing to waive any new defaults. If the Bank terminates the credit agreement two of our major shareholders, who now guarantee the bank credit line, have committed to providing us with sufficient financial support to continue our operations.

     During 2002 our operating activities generated $7.5 million and we made interest payments of $11.9 million resulting in a net use of cash from operating activities of $4.4 million. We believe we will continue to generate positive cash flow from operations, before pre-opening expenses, capital expenditures and debt service and that such amount will increase as our new Clubs continue to mature.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At December 31, 2002, we had $4.0 million of equipment financing obligations outstanding and would be allowed to finance an additional $6.0 million with our equipment serving as collateral. Recently we have not been able to find lenders who would finance our new equipment purchases.

Summary

     During the year ended December 31, 2002 we improved our liquidity by completing $15.5 million in Preferred Stock issuances and completing the sale of our assets in Las Vegas, Nevada and Houston, Texas. These transactions generated $24.1 million of cash. We have also recently renewed our bank credit facility and as of December 31, 2002, have $4.8 million available for borrowing under the agreement. We expect to soon increase our bank credit availability by another $5.0 million.

     In our opinion, our current cash balance at December 31, 2002 plus our available credit under our Bank credit facility (which we expect to refinance or extend beyond the current maturity date of November 1, 2003) and our projected cash flows before capital expenditures and debt service are estimated to be adequate to cover our debt service and projected on-going capital expenditures for the twelve months ending December 31, 2003.

     If our projected cash flows before capital expenditures and debt service do not meet our estimates or our available credit under our Bank credit facility decreases or becomes unavailable, we may need to sell additional assets or offer additional equity securities to meet our cash flow needs through December 31, 2003. There can be no assurance that we would be able raise to additional capital by selling additional assets or by offering additional equity securities. However, two of our major shareholders, who now guarantee the bank credit line, have committed to providing us with sufficient financial support to continue our operations. In order to continue to service our interest obligations after December 31, 2003 we will need to increase our operating cash flows above the current levels or secure additional capital.

     Due to our limited financial resources, additional funds will be required to undertake any future acquisitions or the development of additional new Clubs, including The Sports Club/LA-Beverly Hills. We would consider entering into joint ventures, partnership agreements or management agreements (subject to the restrictions and limitations on such transactions in the Indenture) for the purpose of developing new Clubs, but only if such arrangements would generate additional cash flow or further enhance The Sports Club/LA brand name in the market place. To the extent that adequate resources are not available we would delay development of The Sports Club/LA - Beverly Hills.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing known circumstances. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over a period of three years. Dues that are received in advance are recognized on a pro-rated basis over the periods in which services are to be provided. Reserves are recorded against the receivables of our SportsMed subsidiary at the time the services are provided.

     Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and our customers' creditworthiness. The likelihood of a material loss from this area is minimal due to our limited exposure to credit risk.

     Valuation of long-lived assets. We periodically assess the impairment of our long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

(a) A significant decrease in the market price of a long-lived asset or asset group,

(b) A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition,

(c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator,

(d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group,

(e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or

(f) A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     If the projected cash flows to be generated by long-lived assets do not exceed the carrying value of the long-lived assets the long-lived asset would be considered to be impaired. The impairment we would recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

     Valuation of goodwill. Prior to January 1, 2002, we amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 40 years. In January 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We evaluated the impact of the adoption of SFAS No. 142 and determined that no impairment charge was required upon adoption of this standard. The impairment test was performed through comparison of our fair value (determined primarily by our market capitalization) with the net carrying value of our assets. We are also required to evaluate goodwill on an annual basis. We performed the analysis as of December 31, 2002 and determined that no impairment was necessary.

     Litigation reserves. In the ordinary course of business, we are involved in a variety of legal matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgment about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position, cash flows or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred.

     Valuation of deferred income taxes. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. The likelihood of material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carry forwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and any significant changes in the tax laws.

     Off-balance sheet transactions. We have not entered into any off-balance sheet transactions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our bank credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2002, we had no cash advances outstanding under the credit facility and $5.2 million was utilized in the form of outstanding letters of credit.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2002, we had Senior Secured Notes totaling $100.0 million due in March 2006 bearing an interest rate of 11.375%. Annual interest of $11.4 million is payable semi-annually in March and September. At December 31, 2002, the fair value of the Senior Secured Notes is approximately $90.0 million. A change in interest rates of 1% would impact our interest expense by approximately $1.0 million per year.

ITEM  8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
                                                                          PAGE

Independent Auditors' Report.............................................  F-1

Consolidated Balance Sheets as of December 31, 2001 and 2002.............  F-2

Consolidated Statements of Operations for each of the Years in the
Three-Year Period ended December 31, 2002................................  F-3

Consolidated Statements of Stockholders' Equity for each of the
Years in the Three-Year Period ended December 31, 2002...................  F-4

Consolidated Statements of Cash Flows for each of the Years in the
Three-Year Period ended December 31, 2002................................  F-5

Notes to Consolidated Financial Statements...............................  F-6

                    Consolidated Financial Statement Schedule


Valuation and Qualifying Accounts......................................... F-23


     All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or notes thereto.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2001 balance sheet and adjusted its accumulated deficit as of January 1, 2000 and December 31, 2000 to properly record certain deferred membership revenues.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP


Los Angeles, California
February 21, 2003

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2002
                      (in thousands, except share amounts)


                                     ASSETS
                                                                                               2001          2002
                                                                                               ----          ----
Current assets:                                                                             (Restated)
    Cash and cash equivalents..........................................................     $     1,482  $     3,185
    Accounts receivable, net of allowance for doubtful accounts of $318 and $534 at
      December 31, 2001 and 2002, respectively.........................................           4,840        3,951
    Inventories........................................................................           1,225        1,169
    Other current assets...............................................................             734        1,148
                                                                                            -----------  -----------
         Total current assets..........................................................           8,281        9,453

Property and equipment, net............................................................         170,893      156,798
Goodwill, less accumulated amortization of
    $2,531 at December 31, 2001 and 2002...............................................          12,794       12,794
Other assets...........................................................................           5,240        7,509
                                                                                            -----------  -----------
                                                                                            $   197,208  $   186,554
                                                                                            ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and equipment financing loans................     $    11,449  $     2,158
    Accounts payable                                                                              3,028        2,545
    Accrued liabilities                                                                          11,353       12,445
    Deferred membership revenues                                                                 15,927       14,615
                                                                                            -----------  -----------
         Total current liabilities.....................................................          41,757       31,763

Notes payable and equipment financing loans, less current installments.................         104,042      101,882
Deferred lease obligations                                                                        4,982        8,122
Minority interest                                                                                   600          600
                                                                                            -----------  -----------
         Total liabilities                                                                      151,381      142,367

Commitments and contingencies

Redeemable Preferred Stock, $.01 par value, 10,500 shares authorized; 10,500 shares issued and outstanding at December 31, 2002 (liquidation
      preference of $11,248 at December 31, 2002)......................................             --        10,727

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000,000 shares and 984,500 shares authorized at December 31, 2001 and 2002, respectively;
        no shares issued or outstanding................................................              --           --
    Preferred Stock, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2002 (liquidation preference of $5,140
        at December 31, 2002)                                                                        --        5,000
    Common Stock, $.01 par value, 40,000,000 shares authorized;
        21,060,717 and 21,068,717 shares issued at
        December 31, 2001 and 2002, respectively.......................................             211          211
    Additional paid-in capital                                                                  102,764      101,961
    Accumulated deficit                                                                        (41,738)      (58,528)
    Treasury Stock, at cost, 3,045,360 and 2,964,764 shares at
      December 31, 2001 and 2002, respectively.........................................        (15,410)      (15,184)
                                                                                            -----------  ------------
         Net stockholders' equity                                                                45,827       33,460
                                                                                            -----------  -----------
                                                                                            $   197,208  $   186,554
                                                                                            ===========  ===========

          See accompanying notes to consolidated financial statements.


                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three-Year Period ended December 31, 2002
                    (in thousands, except per share amounts)

                                                                                 2000           2001           2002
                                                                                 ----           ----           ----
Revenues................................................................     $   76,869     $  102,044     $    122,488

Operating expenses:
    Direct..............................................................         59,116         88,219          101,957
    General and administrative..........................................          7,298          8,938            7,285
    Selling.............................................................          2,915          3,880            4,907
    Depreciation and amortization.......................................          7,408         11,809           11,835
    Pre-opening expenses................................................          9,589          5,884              130
    Impairment charges..................................................             --          5,250               --
                                                                             ----------     ----------     ------------
         Total operating expenses.......................................         86,326        123,980          126,114
                                                                             ----------     ----------     ------------
           Income (loss) from operations................................         (9,457)       (21,936)          (3,626)

Other income (expense):
    Interest, net.......................................................         (6,478)       (13,001)         (13,420)
    Minority interests..................................................           (150)          (150)            (150)
    Non-recurring items.................................................         (3,242)           397               97
                                                                             -----------    ----------     ------------

           Income (loss) before income taxes............................        (19,327)      (34,690)          (17,099)
Provision (benefit) for income taxes....................................         (6,940)         3,370             (309)
                                                                             -----------    ----------     -------------

           Net income (loss)............................................        (12,387)      (38,060)          (16,790)

Dividends on Preferred Stock............................................             --             --              888
                                                                             ----------     ----------     ------------

           Net income (loss) attributable to common shareholders........     $  (12,387)    $  (38,060)    $    (17,678)
                                                                             ===========    ===========    =============

Net income (loss) per share:
    Basic and diluted...................................................     $    (0.70)    $    (2.12)    $      (0.98)
                                                                             ===========    ===========    =============

Weighted average number of common shares outstanding:
    Basic and diluted...................................................         17,773         17,939           18,080
                                                                             ==========     ==========     ============

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Three-Year Period ended December 31, 2002
                                 (in thousands)

                                                                                                      Retained
                                                                                         Additional   Earnings
                                                  Preferred Stock       Common Stock      Paid-in     (Accum.)     Treasury Stock
                                                  Shares    Amount    Shares    Amount    Capital    (Deficit)    Shares    Amount
                                                  --------- ------    ----------------   ---------   ----------   ----------------
Balance, January 1, 2000, as previously reported.     --        --    20,907   $   209   $ 102,403   $  10,966      3,195  $(15,891)
     Adjustment (Note 2).........................     --        --        --        --          --      (2,257)        --        --
                                                  ------   -------   -------   -------   ---------   ----------  --------  --------
Balance, January 1, 2000, as restated                 --        --    20,907       209     102,403       8,709      3,195   (15,891)
     Net loss....................................     --        --        --        --          --     (12,387)        --        --
     Reissuance of Treasury Stock
       for employee stock plans..................     --        --        --        --          --          --       (39)       149
     Exercise of employee stock options..........     --        --        25        --          61          --         --        --
     Issuance of Common Stock to outside directors    --        --         6        --          20          --         --        --
     Issuance of Common Stock for 1997
       business acquisition......................     --        --       115         2         259          --         --        --
                                                  ------   -------   -------   -------   ---------   ---------   --------  --------
Balance, December 31, 2000, as restated..........     --        --    21,053       211     102,743      (3,678)     3,156   (15,742)
     Net loss....................................     --        --        --        --          --     (38,060)        --        --
     Reissuance of Treasury Stock
       for employee stock plans..................     --        --        --        --          --          --       (65)       181
     Reissuance of Treasury Stock
       for loan guarantee fee....................     --        --        --        --          --          --       (46)       151
     Exercise of employee stock options..........     --        --         2        --           5          --         --        --
     Issuance of Common Stock to outside directors    --        --         6        --          16          --         --        --
                                                  ------   -------   -------   -------   ---------   ---------   --------  --------
Balance, December 31, 2001, as restated..........     --        --    21,061       211     102,764     (41,738)     3,045   (15,410)
     Net loss....................................     --        --        --        --          --     (16,790)        --        --
     Issuance of series C Preferred Stock........      5     5,000        --        --          --           --        --        --
     Issuance of Common Stock to outside directors    --        --         8        --          15           --        --        --
     Reissuance of Treasury Stock for employee
      stock plans................................     --        --        --        --          --           --       (80)      226
     Accretion of dividends on series B Preferred
      Stock......................................     --        --        --        --        (748)          --        --        --
     Accretion of issuance costs on series B
      Preferred Stock...........................      --        --        --        --         (70)          --        --        --
                                                  ------   -------   -------   -------   ----------  ----------  --------  --------
Balance, December 31, 2002.......................      5   $ 5,000    21,069   $   211   $ 101,961   $ (58,528)     2,965  $(15,184)
                                                  ======   =======   =======   =======   =========   ==========  ========  =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three-year Period ended December 31, 2002
                                 (in thousands)

                                                                                 2000         2001        2002
                                                                                 ----         ----        ----
Cash flows from operating activities:
    Net income (loss)....................................................    $(12,387)     $(38,060)   $ (16,790)
    Adjustments to reconcile net income (loss) to cash provided from
    (used in) operations:
         (Gain) loss on disposition of real estate.......................       1,766           282         (97)
         Impairment charges..............................................          --         5,250           --
         Depreciation and amortization...................................       7,408        11,809       11,835
         Deferred taxes..................................................      (2,526)        2,526           --
         (Increase) decrease in:
             Accounts receivable, net....................................      (1,476)       (1,215)         725
             Inventories.................................................      (1,499)        1,629          (50)
             Other current assets........................................      (1,088)        2,547         (439)
             Other assets, net...........................................      (1,854)        1,164       (2,283)
         Increase (decrease) in:
             Accounts payable............................................        (126)        1,102         (233)
             Accrued liabilities.........................................         946         2,652          790
             Deferred membership revenues................................       2,307         1,651         (986)
             Deferred lease obligations..................................       1,015         2,698        3,140
                                                                             --------      --------    ---------
             Net cash (used in) operations...............................      (7,514)       (5,965)      (4,388)

Cash flows provided from (used in) investing activities:
    Capital expenditures.................................................     (62,173)      (16,122)      (6,653)
    Distributions from unconsolidated subsidiary.........................          --            32           --
    Decrease in due from affiliates......................................         148            --           --
    Decrease in restricted cash..........................................      34,393         6,996           --
    Proceeds from sale of Spectrum Clubs.................................       3,593            --           --
    Proceeds from sale of The Sports Club/Las Vegas - net of costs.......          --            --        6,154
    Proceeds from sale of Houston real estate - net of costs.............          --            --        3,133
                                                                             --------      --------    ---------
             Net cash provided from (used in) investing activities.......     (24,039)       (9,094)       2,634

Cash flows provided from (used in) financing activities:
    Proceeds from issuance of Preferred Stock - net of costs.............          --            --       14,908
    Exercise of employee stock options...................................          61             5           --
    Proceeds from notes payable and equipment financing loans............       7,681        24,588       21,725
    Repayments of notes payable and equipment financing loans............      (1,237)      (19,111)     (33,176)
                                                                             ---------     ---------   ----------
             Net cash provided from financing activities.................       6,505         5,482        3,457
                                                                             --------      --------    ---------
             Net increase (decrease) in cash and cash equivalents.......      (25,048)       (9,577)       1,703
Cash and cash equivalents at beginning of year...........................      36,107        11,059        1,482
                                                                             --------      --------    ---------
Cash and cash equivalents at end of year.................................    $ 11,059      $  1,482    $   3,185
                                                                             ========      ========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest...............................    $ 11,605      $ 12,118    $  11,902
                                                                             ========      ========    =========
    Cash paid during the year for income taxes...........................    $    977      $    533    $     242
                                                                             ========      ========    =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 2001 and 2002


1. Organization

     The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), primarily under the "The Sports Club/LA" name. The Sports Club/LA sites are developed as "urban country clubs" offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. The Sports Club/LA is marketed to affluent, health conscious individuals who desire a premier Club.

2. Restatement

     The Company has determined that certain revenues relating to the payment of last month dues under certain membership agreements at three of our Clubs should have been deferred at the time the memberships were initiated. Accordingly, the Company has restated its deferred membership revenues and retained earnings by $2,257,000, effective January 1, 2000, to reflect this adjustment. The restatement had no impact on the results of operations or cash flows for the periods presented and had the following impact on the consolidated balance sheet. In addition, we have adjusted our deferred tax asset and net operating loss carryforward as described in Note 12:

                                                      December 31, 2001
                                                      -----------------
                                                       (in thousands)
                                                As reported       As Restated
                                                -----------       -----------
  Deferred membership revenues...........    $         13,670   $        15,927
                                             ================   ===============

  Current liabilities....................    $         39,500   $        41,757
                                             ================   ===============

  Total Liabilities......................    $        149,124   $       151,381
                                             ================   ===============

  Accumulative deficit...................    $       (39,481)   $      (41,738)
                                             ================   ===============

  Net Stockholders Equity................    $         48,084   $        45,827
                                             ================   ===============

3. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

     The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last month dues are deferred. Reserves are recorded against the receivables of the Company's SportsMed subsidiary at the time the services are provided.

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2002, cash and cash equivalents were $1.5 million and $3.2 million, respectively.

     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain regulatory requirements related to the operation of the Company's Clubs as restricted cash. At December 31, 2002, the Company had $227,000 of restricted cash which was included in "Other Assets" (long-term) on the Company's consolidated balance sheet.

Inventories

     Inventories are stated at the lower of cost or market using the average cost method. Inventories consist of retail merchandise sold at spas, nutritional products, food and beverage products, uniforms and supplies.

Advertising Costs

     Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $822,000, $1.2 million and $1.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Loan Costs

     Loan costs and the debt discount on the Senior Notes are amortized over the terms of the related loans.

Start-up Costs

     The Company adopted Statement of Position 98-5, Accounting for Start-Up Costs ("SOP 98-5") effective January 1, 1999. SOP 98-5 provides that all costs related to the development of new sports and fitness clubs, except for real estate related costs, be expensed as incurred.

Long-Lived Assets

     Property and equipment are recorded at cost.

     Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including option periods in which the Company will incur a penalty for non-renewal) or the estimated useful life of the improvements.

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144, on January 1, 2002, did not have a material impact on the Company's financial position or results of operations.

     The Company evaluates its long-lived assets on a club-by-club basis with the exception of the three New York Clubs, which are evaluated on a combined basis due to the nature of the operations of the New York Clubs.

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

     In December 2001, the Company recorded an impairment loss of $2,007,000 related to its SportsMed subsidiary.

Goodwill

     During July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized against earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill and certain intangibles ceases upon adoption of SFAS No. 142, which is effective for fiscal years starting after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company has goodwill recorded which will no longer be amortized subsequent to the adoption of SFAS No. 142. The Company completed the transitional impact test, which did not result in the impairment of recorded goodwill. In addition, the Company was not required to reclassify any portion of goodwill as a result of the adoption of SFAS No. 142.

     Through December 31, 2001, costs in excess of net assets of acquired businesses were being amortized on a straight-line basis over forty years. SFAS No. 142 requires that, effective January 1, 2002, goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

     The adoption of SFAS No. 142 had the following effect on the Company's reported net income (loss) attributable to common shareholders and net income
(loss) per share for the years ended December 31, 2000, 2001 and 2002 (in thousands, except per share amounts):

                                                                    Years Ended
                                                                    December 31,
                                                                   ------------
                                                         2000           2001          2002
                                                         ----           ----          ----
    Reported net income (loss) attributable to
      common shareholders........................    $  (12,387)    $  (38,060)   $  (17,678)
 Add back: Goodwill amortization, net of tax.....           288            494            --
                                                     ----------     ----------    ----------
    Adjusted net income (loss) attributable to
      common shareholders........................    $  (12,099)    $  (37,566)   $  (17,678)
                                                     ===========    ===========   ===========

            Reported basic and diluted
       income (loss) per share...................    $    (0.70)    $    (2.12)   $    (0.98)
                                                     ===========    ===========   ===========

            Adjusted basic and diluted
      income (loss) per share....................    $    (0.68)    $    (2.09)   $    (0.98)
                                                     ===========    ===========   ===========


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

     In the fourth quarter of 2001, the Company determined, based on year to date operating results and projections for the next three years, that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable losses incurred in 2001 and 2002, and in the fourth quarter of 2001, the Company recorded a valuation allowance of $18,239,000 to offset its net deferred tax asset recorded through that date (See Note 12 - Income Taxes). The Company will continue to evaluate its projected future taxable operating income and reconsider its current determination when appropriate.

Earnings per Share

     The Company presents Basic and Diluted earnings per share. Basic earnings reflects the actual weighted average shares of Common Stock outstanding during the period. Diluted earnings per share includes the effects of all dilutive options, warrants and other securities and utilizes the treasury stock method.

     The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows:

o December 31, 2002 - the common stock equivalent effect of 1,785,333 stock options, 10,500 shares of Series B mandatorily redeemable convertible Preferred Stock and, 5,000 shares of Series C convertible Preferred Stock.

o December 31, 2001 - the common stock equivalent effect of 1,850,275 stock options.

o December 31, 2000 - the common stock equivalent effect of 1,533,832 stock options.

Stock Based Compensation

     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25, no compensation cost has been recognized as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net income (loss) attributable to common shareholders and income (loss) per share would have been reduced to the pro-forma amounts indicated below:

                                                                           Year ended December 31
                                                                           ----------------------
                                                                     2000            2001           2002
                                                                     ----            ----           ----
                                                                   (in thousands, except per share data)
Net income (loss) attributable to common shareholders:
         As reported.................................         $  (12,387)     $  (38,060)      $  (17,678)
         Pro forma...................................         $  (13,435)     $  (39,600)      $  (18,917)

   Basic and Diluted income (loss) per share:
         As reported.................................         $    (0.70)     $    (2.12)      $    (0.98)
         Pro forma...................................         $    (0.76)     $    (2.21)      $    (1.05)


     The fair value of all option grants for the Company's plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all option grants in 2000 and 2001 respectively: dividend yield of 0% and 0%; expected volatility of 111.6% and 118.9%; risk-free interest rates of 6.25% and 4.48% and expected economic lives of 6.0 years and 6.0 years. There were no options granted in 2002.

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

Redeemable Preferred Stock

     Mandatorily redeemable convertible Preferred Stock is stated at redemption value, less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable convertible Preferred Stock through the date at which the Preferred Stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares and the accretion method used, it is not practicable for management to determine their fair value.

Segment Reporting

     Management has determined that the Company has one reporting segment.

Impact of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, the

Company will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. The Company has chosen not to adopt the fair value measurement provisions of SFAS 123.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.

     FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company does not have any guarantees that require disclosure under FIN 45.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In November 2002, the FASB's Emerging Issues Task Force (EITF) issued EITF 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

4. Dispositions

Disposition of Real Estate

     On December 28, 2000, the Company completed the sale of real estate in Fountain Valley, California for $3,700,000 in cash. In December 2000, the Company recorded a pre-tax loss of approximately $1,017,000 related to the sale of the Fountain Valley property (See Note 13).

     In June 1998, the Company acquired undeveloped land in Houston, Texas with the intention of developing a Club on the site. In 2000, the Company decided not to develop this site and to dispose of the property. An impairment loss of $749,000 was recorded in December 2000 to reduce the carrying value of the asset to its estimated fair value less costs to sell. The Houston site was sold on August 30, 2002 and a non-recurring gain of $97,000 was recorded (See Note 13).

Disposition of Club

     In January 2002, the Company sold The Sports Club/Las Vegas to another club operator. An impairment loss of $3,243,000 was recorded in December 2001 to reduce the carrying value of The Sports Club/LasVegas to its fair value less costs to sell. The fair value and costs to sell The Sports Club/Las Vegas were based upon the actual fair value received and selling costs incurred when the Club was sold.

5. Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

                                                                                  At December 31,
                                                                                  ---------------
                                                                              2001              2002
                                                                              ----              ----
                                                                                  (in thousands)
        Land.......................................................     $    16,082       $    10,621
        Building and improvements..................................         145,735           146,814
         Furniture, fixtures and equipment.........................          39,635            40,314
                                                                        -----------       -----------
                                                                            201,452           197,749
        Less accumulated depreciation and amortization.............          30,559            40,951
                                                                        -----------       -----------
        Net property and equipment.................................     $   170,893       $   156,798
                                                                        ===========       ===========

     Equipment   secured  by  equipment   financing  loans  was  $8,219,000  and
$8,151,000 and related accumulated amortization was $2,196,000 and $4,111,000 at December 31, 2001 and 2002, respectively.

6. Notes Payable and Capitalized Lease Obligations

     Notes payable and capitalized lease obligations are summarized as follows:

                                                                                  At December 31,
                                                                                  ---------------
                                                                              2001               2002
                                                                              ----               ----
                                                                                   (in thousands)
        Senior secured notes (a)...................................     $   100,000        $    100,000
        Equipment financing loans (b)..............................           6,023               4,040
        Other note payable (c).....................................             963                  --
        Bank credit facility (See Note 7)..........................           8,505                  --
                                                                        -----------        ------------
                                                                            115,491             104,040
        Less current installments..................................          11,449               2,158
                                                                        -----------        ------------
                                                                        $   104,042        $    101,882
                                                                        ===========        ============

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes").

     The Senior Secured Notes are secured by substantially all assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants that restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness;
(ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates; (ii) create liens or sell certain assets, and
(iii) enter into mergers and consolidations. Under the terms of the Indenture, after March 15, 2003, the Company may, at its option, redeem all or some of the Senior Secured Notes at a redemption price that will decrease over time from 105.688% to 100% of their face amount, plus interest. If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 2002, the Company was in compliance with the terms of the Indenture. At December 31, 2002, the estimated fair value of the Senior Secured Notes was $90 million.

(b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

(c) This note was issued in connection with the acquisition of The Sports Club/LA - Upper East Side. Final payment was made during 2002.

     Future minimum annual principal payments at December 31, 2002, are as follows (in thousands):

         2003..............................................    $     2,158
         2004..............................................          1,784
         2005..............................................             98
         2006..............................................        100,000
                                                               -----------
                                                               $   104,040

7. Bank Credit Facility

     In October 2002, we extended our credit facility with Comerica Bank-California. The $10.0 million credit facility matures on November 1, 2003. The credit facility bears interest at a variable rate of LIBOR plus 2 1/4% or the Bank's prime rate (4 1/4% at December 31, 2002). The credit facility is secured by all the assets of The Sports Club/Irvine and is guaranteed by our three major shareholders. The credit facility requires us to maintain certain Tangible Net Worth, Total Liabilities to Tangible Net Worth and EBITDA covenants. At December 31, 2002, we were not in compliance with one of these convenants. The Bank has waived this default as of December 31, 2002. At December 31, 2002, there were no cash advances outstanding, but $5.2 million was utilized in the form of letters of credit leaving $4.8 million available for future borrowings.

     The new credit facility has added KASCY, L.P., an affiliate of Kayne Anderson Capital Advisors, L.P. as a lending participant in the credit facility. Kayne Anderson Capital Advisors, L.P. and certain of its affiliates own all of the Company's Series B Redeemable Preferred Stock (See Note 9). The credit facility increases from $10.0 million to $15.0 million once KASCY, L.P. satisfies certain regulatory requirements.

8. Commitments and Contingencies

Lease Commitments

     The Company leases certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 44.17 years, including renewal options which are included in the lease term, with the earliest Sports Club lease expiration date of January 31, 2013. The Company is also obligated under lease agreements for seven of its former Spectrum Club locations. The Company has subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Future minimum noncancelable operating lease payments as of December 31, 2002 are as follows (in thousands):

                                                                                                Net
                                                                             Sublease          Rental
                                                           Commitments        Rentals       Commitments
                                                           -----------       --------       -----------
         Year ending December 31:
              2003...................................   $    29,211        $    6,391     $    22,820
              2004...................................        29,878             7,050          22,828
              2005...................................        29,638             7,295          22,343
              2006...................................        29,717             7,336          22,381
              2007...................................        29,832             7,451          22,381
              Thereafter.............................       300,894            53,657         247,237
                                                        -----------        ----------     -----------
                   Total minimum lease payments......   $   449,170        $   89,180     $   359,990
                                                        ===========        ==========     ===========

     Rent expense for facilities and equipment, including minimum lease payments recorded on a straight-line basis over the lease term, aggregated $10,675,000, $18,657,000 and $23,257,000 for the years ended December 31, 2000, 2001 and
2002, respectively.

Litigation

     The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have an material adverse effect on the Company's financial condition, cash flow or results of operations.

Employment Agreements

     At December 31, 2002, the Company did not have any employment agreements with any employees.

9. Redeemable Preferred Stock

     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the obligation to redeem any outstanding shares of Series B Preferred on March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per share (resulting in the issuance of 3,500,000 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding.

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2002, the Series B Preferred carrying value consisted of the following (in thousands):

Initial fair value, sale price of $10,500
      less costs to issue of $592......................  $               9,908
 Redemption value accretion............................                     71
 Accrued and unpaid dividends accretion................                    748
                                                         ---------------------
     Total carrying value                                $              10,727
                                                         =====================

10.  Preferred Stock

     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends are earned at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per share (resulting in the issuance of 1,666,667 shares of Common Stock if 100% of the Series C Convertible Preferred is converted at that price). Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company the Series C Convertible Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event the Series C Convertible Preferred is redeemed before September 6, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before September 6, 2007. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

11. Income (Loss) per Share

     The following is a reconciliation of the basic and diluted income (loss) per share computations for the years 2000, 2001 and 2002:

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                   2000            2001            2002
                                                                   ----            ----            ----
                                                                  (in thousands, except per share data)

   Net income (loss) attributable to common shareholders
   used for basic and diluted income (loss) per share....     $  (12,387)     $   (38,060)     $   (17,678)
                                                              ===========     ============     ============

   Shares of Common Stock and
     Common Stock equivalents:
           Weighted average shares used
              in basic computation........................         17,773          17,939           18,080
                                                              ===========     ===========      ===========
           Weighted average shares used in dilutive
             computation..................................         17,773          17,939           18,080
                                                              ===========     ===========      ===========

   Income (loss) per share:
      Basic and Diluted...................................    $    (0.70)     $     (2.12)     $     (0.98)
                                                              ===========     ============     ============

12. Income Taxes

     The provision for income taxes consists of the following:

                                                                          Year ended December 31,
                                                                          -----------------------
                                                                   2000            2001             2002
                                                                   ----            ----             ----
                                                                              (in thousands)
    Current:
          Federal.........................................    $   (1,701)     $         89     $      (930)
          State...........................................         1,181               755             621
                                                              ----------      ------------     -----------
                                                                    (520)              844            (309)
    Deferred:
          Federal.........................................        (2,119)            1,788              --
          State...........................................        (4,301)              738              --
                                                              -----------     ------------     -----------
                                                                  (6,420)            2,526              --
                                                              -----------     ------------     -----------
    Income tax provision (benefit)........................    $   (6,940)     $      3,370     $      (309)
                                                              ===========     ============     ============


     Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

                                                                           Year ended December 31
                                                                           ----------------------
                                                                   2000            2001             2002
                                                                   ----            ----             ----
                                                                               (in thousands)

    Computed "expected" tax expense (benefit).............    $  (6,571)      $  (11,795)      $   (5,794)
    Increase (decrease) in tax resulting from:
        State taxes - net of federal benefit..............       (1,202)          (1,998)            (987)
        Meals and entertainment...........................           65               63               75
        Change in valuation allowance.....................           --           18,239            6,888
        Other.............................................          768           (1,139)            (491)
                                                              ---------       -----------      -----------
    Income tax provision (benefit)........................    $  (6,940)      $    3,370       $     (309)
                                                              ==========      ==========       ===========

     The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows.

                                                                               At December 31,
                                                                               ---------------
                                                                        2001                     2002
                                                                        ----                     ----
                                                                     (Restated)
Deferred tax assets:                                                            (in thousands)
     Deferred initiation fees.............................     $         2,153         $          1,368
     Operating loss carry forwards........................              18,522                   22,500
     Accrued vacation.....................................                 223                      257
     Bad debt.............................................                 121                      193
     State taxes..........................................                 624                      315
     Other................................................                 669                    1,837
                                                               ---------------         ----------------
            Gross deferred tax assets.....................              22,312                   26,470
Deferred tax liabilities:
     Depreciation and amortization........................              (4,073)                  (1,343)
     Other................................................                  --                       --
                                                               ---------------         ----------------
            Gross deferred tax liabilities................              (4,073)                  (1,343)
                                                               ----------------        -----------------
Net deferred tax asset....................................              18,239                   25,127
Valuation allowance.......................................             (18,239)                 (25,127)
                                                               ----------------        -----------------
Net deferred tax asset....................................     $            --         $             --
                                                               ===============         ================

     The Company has determined, based on year to date operating results and projections for the next three years that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable losses and recorded valuation allowances of $18,239,000 (as restated) and $6,888,000 in 2001 and 2002, respectively to offset the Company's net deferred tax assets.

     In March 2002, changes in existing tax laws resulted in a tax benefit of approximately $930,000. The tax benefit arises from the Company's ability to carryback net operating losses incurred during 2001, to the 1995, 1996 and 1997 tax years in which the Company had taxable income. This benefit was recorded in the first quarter of 2002 consistent with the provisions of Statement of Financial Accounting Standards Board No. 109, Accounting for Income Taxes.

     As of December 31, 2002, the Company had federal and state net operating loss carryforwards of $42,817,000 and $76,571,000 respectively, beginning expiration in 2020 and 2005, respectively.

13. Non-Recurring Items

     The Company recorded the following income (expense) as non-recurring items in each of the years in the three-year period ended December 31, 2002:

                                                                             Year ending December 31,
                                                                             ------------------------
                                                                        2000           2001           2002
                                                                        ----           ----           ----
                                                                                  (in thousands)
Class action litigation settlement..............................    $ (1,476)      $        --    $       --
Loss on sale of Fountain Valley real estate (See Note 4)........      (1,017)               --            --
Impairment of Houston real estate (See Note 4)..................        (749)               --            --
Gain on sale of Houston real estate (See Note 4)................          --                --            97
Interest reversal on litigation settlement......................          --               397            --
                                                                    --------       -----------    ----------
                                                                    $ (3,242)      $       397    $       97
                                                                    =========      ===========    ==========

14. Stock Plans

Stock Incentive Plans

     The Company's shareholders reserved 1,800,000 shares of Common Stock under the Company's Amended and Restated 1994 Stock Incentive Plan, which authorized the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights. On December 31, 2000, the 1994 Stock Incentive Plan expired and in May 2001, the Company's shareholders adopted the 2001 Stock Incentive Plan (the "Plan"). The 2001 Stock Incentive Plan reserves 2.5 million shares of Common Stock, expires in May 2011 and also authorizes stock appreciation rights and purchase rights.

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

     A summary of the status of the Company's stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years then ended are presented below:


                                                                                                Weighted
                                                                                            Average Exercise
                                                                              Shares             Price
                                                                              ------             -----
Outstanding at January 1, 2000.......................................         1,169,832   $     5.01
Granted..............................................................           744,499         6.50
Canceled.............................................................          (355,499)        6.67
Exercised............................................................           (25,000)        2.96
                                                                              ---------
Outstanding at December 31, 2000.....................................         1,533,832         5.94
                                                                              =========
Options exercisable at December 31, 2000.............................           559,675         5.36
                                                                              =========
Weighted-average per share fair value of options
granted during year ended December 31, 2000.......................                              4.25

Outstanding at January 1, 2001.......................................         1,533,832         5.94
Granted..............................................................           411,915         3.09
Canceled.............................................................           (93,472)        2.23
Exercised............................................................            (2,000)        2.56
                                                                              ---------
Outstanding at December 31, 2001.....................................         1,850,275         5.37
                                                                              =========
Options exercisable at December 31, 2001.............................           915,284         5.83
                                                                              =========
Weighted-average per share fair value of options
granted during year ended December 31, 2001.......................                              3.09

Outstanding at January 1, 2002.......................................          1,850,275         5.37
Granted..............................................................                 --           --
Canceled.............................................................            (64,942)        5.20
Exercised............................................................                              --
                                                                              ----------
                                                                                      --
Outstanding at December 31, 2002.....................................          1,785,333         5.38
                                                                              ==========

Options exercisable at December 31, 2002.............................          1,296,448         5.61
                                                                              ==========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                           Weighted
                                                            Average
                                                           Remaining
              Exercise                Number              Contractual                Options
               Prices              Outstanding           Life (Years)              Exercisable
               ------              -----------           ------------              -----------
              $2.5625                 24,333                 3.41                     24,334
               2.6875                 70,000                 3.11                     70,000
               2.7500                 26,000                 3.84                     26,000
               3.0100                283,656                 8.39                     94,552
               3.3110                115,000                 3.39                     38,333
               3.9375                210,000                 6.10                    210,000
               4.2500                219,344                 7.85                    146,229
               4.3750                 60,000                 4.22                    60,000
               5.2500                 42,000                 2.24                     42,000
               5.3750                 32,000                 4.50                    32,000
               8.0000                211,000                 5.29                    211,000
               8.0000                450,000                 7.11                    300,000
               8.2500                 28,000                  .32                     28,000
               8.3750                 14,000                 4.85                     14,000
                               -------------                                   -------------
                                   1,785,333                                       1,296,448
                               =============                                   =============

     Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 2002, no SAR's had been granted.

     Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 2002, no purchase rights had been granted.

1994 Stock Compensation Plan

     In July 1994, the Company instituted its 1994 Stock Compensation Plan (that was amended by the Company's shareholders in July 1999) for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares are reserved for issuance pursuant to this plan. A total of 44,000 shares have been issued to outside directors under the plan. During the years ended December 31, 2000, 2001 and 2002, the Company issued 6,000, 6,000 and 8,000 shares of Common Stock as director compensation for aggregates consideration of $20,000, $16,000 and $15,000, respectively.

15. Related Party Transactions

     Millennium Partners LLC (collectively with its affiliate "Millennium") is a significant shareholder of the Company and has jointly developed Clubs with the Company. A representative of Millennium sits on the Company's Board of Directors. The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium.

     The Company pays rent to Millennium for The Sports Club/LA - Washington D.C., The Sports Club/LA - Boston and The Sports Club/LA - San Francisco and in 2000, 2001 and 2002 a total of $500,000, $4.8 million and $9.5 million, respectively, was paid to Millennium for rent on these three Clubs. All such payments are reflected as rent expense in the Company's consolidated statement of operations. In addition, after the Company receives a management fee equal to 6% of all revenues, an amount equal to its investment in the Club and a 10% - 11% annual return on the investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, is 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.

     The Company has a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and Mr. Talla beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA - Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. Under certain circumstances, the Company has an option to purchase Mr. Talla's interest in the partnership for an amount equal to four times the amount of his most recent annual distribution from the partnership. This amount is reflected as a minority interest liability on the consolidated balance sheet.

     As of May 4, 2001, the Company entered into a ten-year sublease for space located within The Sports Club/LA - Upper East Side. The sublease provides for two five-year renewal options, an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.

     In September 1999, the Company sold the property on which the Spectrum Club
- Thousand Oaks is located for a sales price of $12.0 million. The Company entered into a sale and leaseback agreement for the property under a long-term lease with an initial annual base rent of $1.3 million. The Thousand Oaks property consists of the Spectrum Club - Thousand Oaks, a SportsMed facility, unimproved office space, and a parking ramp. The Company is currently subleasing the Spectrum Club space to another club operator. Mr. Licklider owns an approximate 4.6% interest in the purchaser of the property, and trusts for the benefit of Mr. Talla's minor children own an approximately 5.2% interest in the purchaser of the property.

     In consideration of executing a guaranty in favor of Comerica Bank - California (the "Bank") in connection with the Bank's renewal of the Company's $15.0 million credit facility (the "Credit Facility"), Messrs. Licklider and Talla and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with the Company as of July 3, 2001, pursuant to which the Company is obligated to pay an annual commitment fee to each of the guarantors. At the Company's discretion the 2001 fee was paid in restricted shares of Common Stock with each guarantor receiving 15,384 shares. In addition to the commitment fee the Company is also obligated to pay each guarantor a usage fee equal to 2% of such guarantor's pro rata portion of outstanding letters of credit and amounts advanced under the Credit Facility. On November 8, 2002, the Company amended the loan agreement with the Bank, effective as of October 31, 2002. The amended agreement extends the maturity date of the Credit Facility until November 1, 2003. The Credit Facility continues to be guaranteed by Messrs. Licklider and Talla and MDP Ventures II, LLC. The Company continues to be obligated to pay fees to compensate the guarantors.

     On September 6, 2002, the Company sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of its major shareholders, D.
Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate offering proceeds of $5,000,000.

16. Concentration of Credit Risk

     The Company markets its products principally to customers in Southern California, New York City, Washington D.C., Boston and San Francisco. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded managements' estimates.

17. Liquidity

     At December 31, 2002, the Company was not in compliance with one of the covenants requried under its loan agreement. Comerica Bank - California has wiaved this default. The Bank's waiver only covered the quarter ended December 31, 2002 and therefore it is likely that the Company may incur a similar default for the various reporting quarters during 2003. If this occurs, the Bank will have the option of terminating the credit agreement or continuing to waive any new defaults. If the Bank terminates the credit agreement, two of the Company's major shareholders, who now guarantee the bank credit line, have committed to providing the Company with sufficient financial support to continue its operations.

18. Quarterly Summary of Information (Unaudited)

     Summarized unaudited condensed quarterly financial data is as follows:

                                                                         2002
                                          -------------------------------------------------------------------
                                             March 31         June 30        September 30      December 31
                                             --------         -------        ------------      -----------
                                                       (in thousands, except per share amounts)
     Revenues.........................    $    29,546      $     30,495    $     30,272      $     32,175
                                          ===========      ============    ============      ============

     Net income (loss) attributable to
       common shareholders............    $    (4,970)     $     (4,876)   $     (4,020)     $     (3,812)
                                          ============     =============   =============     =============

     Net income (loss) per share:
      Basic and Diluted...............    $     (0.28)     $      (0.27)   $      (0.22)     $      (0.21)
                                          ============     =============   =============     =============

                                                                         2001
                                          -------------------------------------------------------------------
                                             March 31         June 30        September 30      December 31
                                             --------         -------        ------------      -----------
                                                       (in thousands, except per share amounts)
     Revenues.........................    $    23,546      $     25,076    $     24,041      $     29,381
                                          ===========      ============    ============      ============

     Net income (loss) attributable to
       common shareholders............    $    (4,642)     $     (3,849)   $     (4,683)     $    (24,886)
                                          ============     =============   =============     =============

     Net income (loss) per share:
      Basic and Diluted...............    $     (0.26)     $      (0.21)   $      (0.26)     $      (1.39)
                                          ============     =============   =============     =============


     In the fourth quarter of 2001, the Company recorded the following significant adjustments:

(a) An impairment loss of $3,243,000 related to the disposal of The Sports Club/Las Vegas.

(b) An impairment loss of $2,007,000 to write-down the goodwill of the Company's SportsMed subsidiary.

(c) A valuation allowance on the net deferred tax assets of $18,239,000 (as restated).

                          THE SPORTS CLUB COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    Three-year period ended December 31, 2002
                                 (in thousands)


                                                Balance at
                                               beginning of                                         Balance at end
Description                                       period           Additions        Deletions          of period
------------------------------------------     --------------    --------------    -------------    ----------------
Year ended December 31, 2000:
     Allowance for doubtful accounts           $   342,000       $   985,000       $   656,000       $   671,000
                                               ===========       ===========       ===========       ===========

Year ended December 31, 2001:
     Allowance for doubtful accounts           $   671,000       $   782,000       $ 1,135,000       $   318,000
                                               ===========       ===========       ===========       ===========

Year ended December 31, 2002:
     Allowance for doubtful accounts           $   318,000       $   798,000       $   582,000       $   534,000
                                               ===========       ===========       ===========       ===========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors and their ages as of March 1, 2003 are as follows:

Name                     Age Position
----                     --- --------
D. Michael Talla......... 56 Chairman of the Board and Co-Chief Executive
                             Officer
Rex A. Licklider......... 59 Vice Chairman of the Board and Co-Chief Executive
                             Officer
Nanette Pattee Francini.. 54 Executive Vice President and Director
Timothy M. O'Brien....... 51 Chief Financial Officer and Assistant Secretary
Philip J. Swain.......... 45 Senior Vice President of Operations
Mark S. Spino............ 48 Senior Vice President of Development
Brian J. Collins......... 42 Director
Andrew L. Turner......... 56 Director
George J. Vasilakos...... 65 Director
Charles A. Norris........ 56 Director

     The following information summarizes the business experience during at least the past five years of each of our executive officers and directors.

     D. Michael Talla began developing sports and fitness clubs in 1977 when he co-founded our predecessor non-public company. He has served as Chairman of the Board since the inception of our public company in 1994, and served until July 1999 as our Chief Executive Officer. Mr. Talla assumed the position of Co-Chief Executive Officer with Mr. Licklider in February 2000.

     Rex A. Licklider has served as Vice Chairman of the Board since 1994 and was appointed Co-Chief Executive Officer in February 2000. Previously, Mr. Licklider served as a consultant to us for strategic and financial planning. He founded Com Systems, Inc., a publicly traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Since January 1993, Mr. Licklider has been a member of the Pentium Group, an entity investing, and often taking a management role, in early stage and turn around/growth businesses. He is a director of The Learning Network, Inc., and Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children's Bureau of Southern California and The Achievable Foundation.

     Nanette Pattee Francini began developing sports and fitness clubs in 1977 when she co-founded our predecessor non-public company. She has served as one of our directors, our Executive Vice President and has been principally responsible for overseeing all marketing activities since the inception of our public company in 1994. Ms. Francini founded and serves on the Board of the For Kids Only Foundation, a charity serving the needs of children.

     Timothy M. O'Brien has been our Chief Financial Officer since February 1995 and since June 1995 has also served as Assistant Secretary. Mr. O'Brien is a Certified Public Accountant.

     Philip J. Swain was appointed Senior Vice President of Operations in February 2000, having served as Vice President of Operations since our inception as a public company in 1994.

     Mark S. Spino was appointed Senior Vice President of Development in February 2000, having served as Vice President of Development since our inception as a public company in 1994.

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

     Andrew L. Turner has been a director since 1994. Mr. Turner currently serves as Chairman of the Board for both Code Blue Staffing Solutions and Enduracare Rehabilitation Services. He also serves on the Board of Directors of Watson Pharmaceuticals, Inc., a publicly traded pharmaceutical manufacturing company. From 1989 until August 2000, Mr. Turner served as Chairman of the Board and Chief Executive Officer of Sun Healthcare Group, Inc., a publicly traded health care services provider. In October 1999, Sun Healthcare Group, Inc. filed voluntary petitions with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the Federal Bankruptcy Code.

     George J. Vasilakos has been a director since June 2002. Since January 1993, Mr. Vasilakos has been a member of the Pentium Group, an entity investing, and often taking a management role, in early stage and turn around/growth businesses. He is a principal and served as the Chief Executive Officer of Golden Tel, the largest payphone provider in Nevada. Currently, Mr. Vasilakos serves as Chief Executive Officer for The Learning Network, Inc., an e-learning company, and DiTronics, LLC, a provider of Automated Teller Machine services. He has served as a member of the Board of Directors and Executive Committee for the long distance industry trade association, COMPTEL, and on the advisory committees for the masters programs in telecommunications at Colorado University and Golden Gate University.

     Charles A. Norris was elected to the Board of Directors in August 2002. Mr. Norris currently serves as Chairman of the Board of Directors of Glacier Water Services, Inc. and Day Runner, Inc. Previously, Mr. Norris was President of McKesson Water Products Company and a Senior Vice President of McKesson Corporation. From 1981 to 1990, Mr. Norris operated Deer Park Spring Water Company. He is past President and served on the Board of Directors and Executive Committee of the International Bottled Water Association, and was a trustee of the Drinking Water Research Foundation. As part of the sale of the Series B Convertible Preferred Shares to Kayne Anderson, we agreed that for so long as Kayne Anderson maintains a 12% interest in our equity securities (on an "as-converted basis") they will have the right to designate one member to our Board of Directors. Mr. Norris is currently serving as Kayne Anderson's nominee pursuant to this agreement.

     Effective August 26, 2002, the Board approved the following compensation for our non-employee directors: (i) an annual directorship retainer of $12,000,
(ii) an annual committee chairman retainer of $4,000, (iii) reimbursement of expenses for attending Board and committee meetings, (iv) annual award of 2,000 shares of our Common Stock pursuant to our amended and Restated 1994 Stock Compensation Plan, and (v) annual option award of 2,000 shares under our 2001 Incentive Stock Plan.

     Additionally, in December 2002, the Board created a special committee and in recognition of the added responsibilities and demands of the work to be performed by this committee, its members will receive additional compensation of: (i) $1,000 for each meeting of the special committee attended in person,
(ii) $500 for each telephonic meeting, and (iii) $1,000 per day for each day committee members devote a material portion of their business day on the affairs of the committee.

     Our directors are divided into three classes having terms expiring at the annual stockholders' meetings in 2003 (Messrs. Talla and Licklider), 2004 (Messrs. Turner and Collins) and 2005 (Ms. Francini and Messrs. Vasilakos and Norris), or such other dates as their successors are elected. At each annual meeting of stockholders, successors to the class of directors whose term expires at such meeting will be elected to serve three-year terms and until their successors are elected.

     Officers serve at the pleasure of the Board of Directors.

     The Board has created three permanent committees: Audit, Compensation and Nominating and Governance. The Audit Committee, composed of Messrs. Vasilakos, Turner and Norris, is charged with reviewing our annual audit and meeting with our independent auditors and reviewing our internal controls and financial management practices. The Compensation Committee, composed of Messrs. Turner, Collins, Vasilakos and Norris (Mr. Norris being appointed to the committee effective February 25, 2003), recommends to the Board of Directors compensation for key employees and administers our Stock Incentive Plans. The Nominating and Governance Committee, comprised of Messrs. Norris, Vasilakos and Turner, insures that the Board of Directors is appropriately constituted to meet its fiduciary responsibilities to our stockholders and that we are in full compliance with standard governance policies and procedures.

Certain Transactions

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of such reports. Based on our review of the copies of those reports and written representations that we have received, we believe that with the exception of a filing by MDP Ventures II, LLC made on March 28, 2003, to report various transactions occurring in 2001 and 2002, all such filings required to be made during calendar 2002 have been made.

Code of Ethics

     We presently rely on the written policies in our Employee Handbook, as well as informal policies and procedures, our directors' awareness of their fiduciary duties and our executive officers' understanding of their responsibilities to the Company and our shareholders to fulfill our duties as a public company. These policies may not adequately protect us from all conflict of interest situations, so in 2003, we intend to adopt a formal written code of ethics that applies to our directors, principal executive officers, principal financial officer, principal accounting officer and other persons performing similar functions. This code of standards will fulfill the requirements recently imposed by the Securities and Exchange Commission and will cover such topics as conflict of interest, confidentiality, compliance with legal requirements and other business ethics subjects. We intend to post the code of ethics on our website www.thesportsclubla.com in connection with our investor relations materials. We further intend to promptly disclose on our website (i) the nature of any amendment to our code of ethics that applies to our directors and executives officers and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

     To demonstrate our commitment to operating fairly and ethically, we require that each employee acknowledge receipt of our Employee Handbook, which sets forth, among other things, our professional standards requiring proper business conduct and confidentiality of proprietary information.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below shows, for the last three fiscal years, the amount of compensation earned by the Co-Chief Executive Officers and the next four most highly-compensated executive officers (the "Named Executive Officers"). The current salaries of such executive officers are described below under "Employment Agreements."

                                                                              Long-Term
                                                                            Compensation
                                             Annual Compensation               Shares             All Other
                                             -------------------             Underlying         Compensation
 Name & Position                Year      Salary($)       Bonus($)         Options Awards          ($)(a)
 ---------------               ----- ---------------- ---------------    -----------------    ---------------

D. Michael Talla..........     2002   200,000(b)             --                  --           17,814
  Co-Chief Executive Officer   2001   240,000(b)             --                115,000        17,979
  and Chairman of the Board    2000   243,875(b)           70,000              250,000        14,245

Rex A. Licklider..........     2002   200,000                --                  --           14,184
  Co-Chief Executive Officer   2001   240,000                --                115,000        14,613
  and Vice Chairman of the
  Board...................     2000   156,050                --                  --           10,879

Nanette Pattee Francini...     2002   160,000                --                  --           11,906
  Executive Vice President     2001   200,000                --                21,733         12,195
  and Director                 2000   198,325              60,000              78,267          9,617

Mark S. Spino.............     2002   160,000                --                  --           13,962
  Senior Vice President of     2001   200,000                 --                21,733         17,913
  Development                  2000   197,916              60,000              78,267         14,145

Philip J. Swain...........     2002   160,000                --                  --           17,385
  Senior Vice President of     2001   200,000                --                21,733         16,923
  Operations                   2000   198,325              60,000              78,267         12,704

Timothy M. O'Brien........     2002   160,000                --                  --           15,953
  Chief Financial Officer      2001   200,000                --                21,733         17,913
  and Assistant Secretary      2000   197,916              60,000              78,267          4,716
----------

(a) Represents value of (i) amounts paid by us on behalf of the Named Executive Officer and dependents for medical and life insurance and (ii) our Common Stock contributed for the benefit of the Named Executive Officer under the 401K Profit Sharing Plan, based upon the December 31 closing market price each year of our Common Stock, on the American Stock Exchange.

(b) Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA - Los Angeles' net cash flow. This amount is not included in Mr. Talla's compensation. See "Certain Relationships and Related Transactions."

Option Grants, Exercises and Year-End Values

     There were no option grants made to any Named Executive Officer during the last fiscal year.

 Unexercised Stock Options and Fiscal Year-End Option Values

     None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 2002.

                               Number of Shares Underlying         Value of In-the-Money
                              Unexercised Options at Fiscal    Unexercised Options at Fiscal
                                       Year-End(a)                      Year-End(b)
                            -------------------------------  -------------------------------
                               Exercisable    Unexercisable     Exercisable    Unexercisable
Name                               (#)             (#)              ($)             ($)
----                        --------------- ---------------  --------------- ---------------
D. Michael Talla........           235,001          159,999       -0-              -0-
Rex A. Licklider........            38,334           76,666       -0-              -0-
Nanette Pattee Francini.           169,424           40,576       -0-              -0-
Mark S. Spino...........           169,424           40,576       -0-              -0-
Philip J. Swain.........           179,424           40,576       -0-              -0-
Timothy M. O'Brien......           199,424           40,576       -0-              -0-
----------

(a)  All options were granted pursuant to one of our two Stock Incentive Plans.

(b) The in-the-money options had exercise prices of less than $2.30, the closing price of our Common Stock on the American Stock Exchange on December 31, 2002. The calculations of value assume a fair market value of our Common Stock on December 31, 2002 at the price of $2.30 per share.

Employment Agreements

     The Company has no written employment agreements. Currently, our executive officers receive the following salaries:

         D. Michael Talla                   Co-Chief Executive Officer $200,000
         Rex A. Licklider                   Co-Chief Executive Officer  200,000
         Nanette Pattee Francini            Executive Vice President    160,000
         Mark S. Spino                      Senior Vice President       160,000
         Philip J. Swain                    Senior Vice President       160,000
         Timothy M. O'Brien                 Chief Financial Officer     160,000

Compensation of Directors

     Effective as of August 26, 2002, Directors' fees, paid only to directors who are not employees of the Company, are as follows:

o    Annual retainer fee of $12,000,
o    Annual  retainer fee of $4,000 for each committee  chair,
o    $1,000 for each Board and committee meeting attended,
o    Reimbursement of expenses for attending Board and committee meetings, and
o Automatic annual award of 2,000 shares of our Common Stock granted under the Amended and Restated 1994 Stock Compensation Plan each November 15th.
o Annual option award of 2,000 shares under our 2001 Incentive Stock Plan (timing of such grant is at the discretion of the Board, and as of March 15, 2003 no option awards have been granted).

     Messrs. Collins, Turner, Vasilakos and Norris currently serve on the Board as non-employee directors. Because of his position as an executive with Millennium, Mr. Collins waived receipt of his monetary fees in 2001 and 2002. Mr. Licklider received amounts due non-employee directors until his appointment to Co-Chief Executive Officer in February 2000; and until his resignation in June 2002, Mr. Dennison T. Veru also received amounts due non-employee directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

     In December 2002, Messrs. Turner and Vasilakos were appointed to a special committee, and in recognition of the added responsibilities and demands of the work to be performed by them, Messrs. Turner and Vasilakos are to receive the following additional compensation: $1,000 for each meeting of the special committee attended in person, $500 for each telephonic meeting and $1,000 per day on which they devote a material portion of their business day on the affairs of the committee.

     Following are the amounts paid to all directors for each of the last three years:

                           Year                  Amount
                           ----                  ------
                           2000               $   71,500
                           2001                   56,863
                           2002                   68,502

     Under the Amended and Restated 1994 Stock Compensation Plan an aggregate of 44,000 shares of Common Stock was issued to non-employee directors through December 31, 2002.

Compensation of Committee Interlocks and Insider Participation

     The Compensation Committee of the Board (the "Committee") administers executive compensation. Mr. Turner has been a member of the Committee since September 13, 1994, and became its Chairman on February 27, 1995. Mr. Collins was appointed to the Committee on April 10, 1998. Mr. Vasilakos was appointed on August 2, 2002 following the resignation of Dennison Veru. Mr. Norris was appointed to the Committee on February 25, 2003 to serve as a fourth Committee member. None of these individuals has ever been an officer or employee.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the shares of our Common Stock beneficially owned as of March 24, 2003 by our directors and Named Executive Officers. It also shows other individuals or entities that beneficially owned more than 5% of our Common Stock.


                                                           Shares Issuable
                                                           upon Conversion
                                                            of Preferred
                                                              Stock or
                                                              exercise                    Total and Percent of
                                             Shares          of options     Shares Held     Stock Outstanding
          Name and Address                   Owned            within 60        Under       -------------------
       of Beneficial Owner (a)             Directly (b)        days (c)      401-K Plan(d)  Number      Percent
       ----------------------             --------------    -----------     --------------  -------------------

D. Michael Talla (e)..................      4,445,733          690,000          5,938   5,141,671    32.766
Nanette Pattee Francini (e)...........        256,107          193,334          2,992     452,433    32.766
Mark S. Spino (e).....................        227,969          193,334          4,389     425,692    32.766
Philip J. Swain (e)...................        124,164          203,334          4,033     331,531    32.766
Voting Trust (e)......................      5,053,973        1,280,002         17,352   6,351,327    32.766
Timothy O'Brien.......................          3,000          223,334          4,273     230,607     1.258
The Licklider Living Trust
  Dated May 2, 1986...................      1,863,346          743,333           --     2,606,679    13.831
Andrew L. Turner......................          6,000            --              --         6,000      *
Charles A. Norris(f)..................          2,000          166,667           --       168,667    19.874
Brian J. Collins (g)..................         57,601            --              --        57,601    36.589
George J, Vasilakos...................        325,900            --              --       325,900     1.800
All Directors and Executive Officers as
 a Group (10 persons)................       7,311,820        2,413,336         21,625   9,746,781    47.505
Millennium (g)........................      6,143,741          666,666           --     6,810,407    36.589
Kayne Anderson Capital Advisors, L.P.(f)      793,628        3,500,000           --     4,293,628    19.874
----------

 *    Less than 1%

(a) The address of all directors and executive officers is c/o The Sports Club Company, Inc., at 11100 Santa Monica Blvd., Suite 300, Los Angeles, California 90025.

(b)  Includes shares for which the named person is considered the owner because:
     1. the named  person has sole  voting and  investment  power,
     2. the named persons' spouse has voting and investment  power, or
     3. the shares are held by other members of the named persons' immediate family.

(c) Includes shares that can be acquired upon conversion of Preferred Stock and shares that can be acquired through stock option exercises through May 23, 2003.

(d) Includes shares issued pursuant to our 401(k) Profit Sharing Plan's discretionary match as of March 24, 2003.

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

                                                       Shares
                                                        Held        Total Shares
Named Person                                          Directly           Held
------------                                         ----------          ----
D. Michael Talla:
     Individually................................      4,274,752
     Spouse......................................         30,953
     Trusts for two minor children...............        140,028
                                                     ------------
        Total................................................         4,445,733
Nanette Pattee Francini......................................           256,107
Mark S. Spino................................................           227,969
Philip J. Swain..............................................           124,164
                                                               ----------------
     All Parties to Voting Agreement.........................         5,053,973

(f) Effective March 18, 2002, we completed a private placement of a newly created class of Preferred Stock to Kayne Anderson Capital Advisors, L.P. and several of their affiliates. The new class of Series B Preferred Stock carries voting rights and is convertible into 3,500,000 shares of our Common Stock. Kayne Anderson is deemed to be the beneficial owner of the shares subject to conversion. Kayne Anderson Capital Advisors, L.P. is located at 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

The Kayne Anderson Capital Advisors, L.P. shares issuable upon conversion of Preferred Stock are held by the following affiliates:

                                                          Shares Held
                                                          -----------
           Kayne Anderson Capital Advisors, L.P......      2,958,334
           Ric Kayne.................................        333,333
           Charles Norris............................        166,667
           Howard Zelikow............................         33,333
           David Shladovsky..........................          8,333
                                                          ----------
                Total                                      3,500,000

      For purposes of the table, Mr. Norris' shares are listed separately so that they may be included in the total number of shares held by Directors and Executive Officers. Mr. Norris' shares are included in determining the percentage of shares held by Kayne Anderson.

(g)  The Millennium shares are held by the following affiliates:
                                                                    Shares Held
                                                                    -----------
     Brian J. Collins.........................................           57,601
     Millennium Partners LLC..................................        2,253,863
     Millennium Development Partners L.P......................          978,900
     MDP Ventures I LLC.......................................           72,100
     MDP Ventures II LLC......................................        2,213,878
     Millennium Entertainment Partners L.P....................          625,000
                                                                  -------------
          Total                                                       6,143,741

       For purposes of the table, Mr. Collins' shares are listed separately so that they may be included in the total number of shares held by Directors and Executive Officers. Mr. Collins' shares are included in determining the percentage of shares beneficially held by Millennium.

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

     Mr. Talla. We have a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. Under certain circumstances, we have an option to purchase Mr. Talla's interest in the partnership for an amount equal to four times the amount of his most recent annual distribution from the partnership.

     As of May 4, 2001, we entered into a ten-year sublease for space located within the building including The Sports Club/LA - Upper East Side. The sublease provides for two five-year renewal options, an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.

     Messrs. Talla and Licklider. In September 1999, we sold the property on which the Spectrum Club - Thousand Oaks is located for a sales price of $12.0 million. We entered into a sale and leaseback agreement for the property under a long-term lease with an initial annual base rent of $1.3 million. The Thousand Oaks property consists of the Spectrum Club - Thousand Oaks, a SportsMed facility, unimproved office space, and a parking ramp. We are currently subleasing the Spectrum Club space to another club operator. Mr. Licklider owns an approximate 4.6% interest in the purchaser of the property, and trusts for the benefit of Mr. Talla's minor children own an approximately 5.2% interest in the purchaser of the property.

     Millennium. Millennium is a partner in the Reebok-Sports Club/NY partnership as well as the landlord of the building in which Reebok Sports Club/NY is located. Reebok-Sports Club/NY partnership pays rent to Millennium in the amount of $2.0 million per year, and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium. We are entitled to certain additional priority distributions and 60% of the remaining cash flow. Millennium's partnership interest entitles them to 20% of such remaining cash flow.

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

     We have entered into leases with Millennium  relating to The Sports Club/LA
- San Francisco, The Sports Club/LA - Washington, D.C. and The Sports Club/LA - Boston. On March 27, 2001, the leases were amended with Millennium's landlord contribution increasing by $16.5 million in exchange for additional rent payments. In addition, after we receive a management fee equal to 6% of all revenues, an amount equal to our investment in the Club and a 10% - 11% annual return on the investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, previously was 20% for each of these Clubs. Under the amended lease agreements, their percentage increases to 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.

     We have reached an agreement in principle with Millennium to develop The Sports Club/LA - Miami as part of the exclusive new Four Seasons Hotel and Tower. We are currently negotiating the terms of definitive management and license agreements, pursuant to which we will manage the Club and be provided with 6% of gross revenues and a participation in the Club's net cash flow. It is anticipated that the Club will encompass 45,000 square feet and open in the fourth quarter of 2003.

     Kayne Anderson. On March 18, 2002, we sold an aggregate of 10,500 shares of Series B Convertible Preferred Stock to Kayne Anderson Capital Advisors and four affiliates thereof for aggregate offering proceeds of $10,500,000. The shares of Series B Preferred may, at the option of the holder, be converted into shares of our Common Stock at a rate of $3.00 per share; entitle each holder to one vote for each share of Common Stock into which such Series B Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series B Preferred. As part of the sale of the Series B Preferred to Kayne Anderson, we agreed that for so long as Kayne Anderson beneficially owns at least 12% of our equity securities (on an "as-converted basis") they will have the right to designate one member to our Board of Directors. Mr. Charles A. Norris is currently serving on the Board as the nominee of Kayne Anderson.

     Messrs. Talla and Licklider and Millennium. In consideration of executing a guaranty in favor of Comerica Bank - California (the "Bank") in connection with the Bank's renewal of our $15.0 million credit facility (the "Credit Facility"), Messrs. Licklider and Talla and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with us as of July 3, 2001, pursuant to which we are obligated to pay an annual commitment fee to each of the guarantors. At our discretion the 2001 fee was paid in restricted shares of Common Stock with each guarantor receiving 15,384 shares. In addition to the commitment fee we are also obligated to pay each guarantor a usage fee equal to 2% of such guarantor's pro rata portion of outstanding letters of credit and amounts advanced to us under the Credit Facility. On November 8, 2002, we amended our loan agreement with the Bank, effective as of October 31, 2002. The amended agreement extends the maturity date of our Credit Facility until November 1, 2003. The Credit Facility continues to be guaranteed by Messrs. Licklider and Talla and MDP Ventures II, LLC. We continue to be obligated to pay fees to compensate the guarantors.

     On September 6, 2002, we sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of our major shareholders, D. Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate offering proceeds of $5,000,000. The shares of Series C Preferred may, at the option of the holder, be converted into shares of our Common Stock at a rate of $3.00 per share; entitle each holder to one vote for each share of Common Stock into which such Series C Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series C Preferred.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Our management, including our Co-Chief Executive Officers and our Chief Financial Officer, have conducted an evaluation of the effectiveness of the our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

(b)  Changes in internal controls.

     There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)  Financial Statements filed as part of this Report are listed in
              Item 8 of this Report.

         (2) No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

         (3)  The following exhibits are filed as part of this Report.

                                                                      Incorporated by Reference
 Exhibit                                                    ---------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   3.1          Restated Certificate of Incorporation           S-1           33-79552        10/13/94
                of the Registrant.

   3.2          Bylaws of the Registrant.                       S-1           33-79552        10/13/94

   3.3          Amendment to Bylaws dated February 1,          10-K/A         1-13290         10/14/97
                1995.

   3.4          Certificate of Designation of Series            8-K           1-13290         03/26/02
                B Convertible Preferred Stock of the
                Registrant.

   3.5          Corrected Certificate of Designation            8-K           1-13290         09/09/02
                of Series B Convertible Preferred
                Stock of the Registrant.

   3.6          Certificate of Designation of Series            8-K           1-13290         09/09/02
                C Convertible Preferred Stock of the
                Registrant.

   3.7          Amendment No. 2 to Bylaws dated July                                                              X
                21, 1999.


                                                                      Incorporated by Reference
 Exhibit                                                   ----------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   4.1          Specimen Common Stock Certificate.              S-1           33-79552        10/13/94

   4.2          Rights Agreement by and between the             8-K           1-13290         10/06/98
                Registrant and American Stock Transfer
                & Trust dated as of October 6, 1998.

   4.3          First Amendment to Rights Agreement             8-K           1-13290         03/15/99
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                February 18, 1999.

   4.4          Indenture by and among Registrant,              8-K           1-13290         04/14/99
                U.S. Bank Trust National Association
                and the Subsidiary Guarantors
                referred to therein, dated as of
                April 1, 1999.

   4.5          Registration Rights Agreement by and            8-K           1-13290         04/14/99
                among the Registrant, Jeffries &
                Company, Inc. and CIBC Oppenheimer
                Corp., dated as of April 1, 1999.

   4.6          Purchase Agreement by and among the             8-K           1-13290         04/14/99
                Registrant, Jeffries & Company, Inc.
                and CIBC Oppenheimer Corp., dated
                March 29, 1999.

   4.7          Second Amendment to Rights Agreement            10-K          1-13290         03/28/00
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                the second day of July 1999.

   4.8          Third Amendment to Rights Agreement             10-K          1-13290         03/30/01
                by and between the Registrant and American
                Stock Transfer & Trust made and entered into
                as of April 27, 2000.

   4.9          Fourth Amendment to Rights Agreement            8-K           1-13290         07/17/01
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                June 27, 2001.

   4.10         Fifth Amendment to Rights Agreement             8-K           1-13290          09/9/02
                by and between the Registrant and
                American Stock Transfer & Trust
                entered into as of September 6, 2002


                                                                      Incorporated by Reference
 Exhibit                                                    ---------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   4.11         Sixth Amendment to Rights Agreement                                                               X
                by and between the Registrant and
                American Stock Transfer & Trust
                entered into as of March 5, 2003.

   9.1          Voting Agreement among D. Michael               S-1           33-79552        10/13/94
                Talla, Nanette Pattee Francini, Mark
                S. Spino, Peter Feinstein, Philip J.
                Swain and FP II.

   10.1         1994 Stock Incentive Plan. #                    S-1           33-79552        10/13/94

   10.2         Form of Stock Option Agreement. #               S-1           33-79552        10/13/94

   10.3         Form of Stock Purchase Agreement. #             S-1           33-79552        10/13/94

   10.4         1994 Stock Compensation Plan. #                 S-1           33-79552        10/13/94

   10.5         Form of Indemnification Agreement               S-1           33-79552        10/13/94
                between the Registrant and its
                directors and certain officers.

   10.6         Indemnification Agreement between the           S-1           33-79552        10/13/94
                Registrant and D. Michael Talla.

   10.7         Indemnification Agreement between               S-1           33-79552        10/13/94
                Registrant and Rex A. Licklider.

   10.8         Lease of premises for Reebok Sports             S-1           33-79552        10/13/94
                Club/NY located at 160 Columbus
                Avenue, New York 10023 dated June 3,
                1992.

   10.9         Management Agreement effective as of            S-1           33-79552        10/13/94
                June 3, 1992, between R-SC/NY, Ltd.
                and Pontius Realty, Inc.

  10.10         License Agreement between Reebok                S-1           33-79552        10/13/94
                Fitness Centers, Inc. and R-SC/NY,
                Ltd. dated June 3, 1992.

  10.11         Letter Agreement regarding R-SC/NY              S-1           33-79552        10/13/94
                dated June 3, 1992.

  10.12         Memorandum of Agreement between                 S-1           33-79552        10/13/94
                Reebok Fitness Centers, Inc. and the
                Company dated as of June 3, 1992.


                                                                      Incorporated by Reference
 Exhitit                                                    ---------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.13         Seventh Amendment and Restated                  S-1           33-79552        10/13/94
                Agreement of Limited Partnership of
                L.A./Irvine Sports Club, Ltd., a
                California Limited Partnership, dated
                as of October 12, 1994.

  10.14         First Amendment to Seventh Amended              S-1           33-79552        10/13/94
                and Restated Agreement of Limited
                Partnership of L.A./Irvine Sports
                Club, Ltd., a California Limited
                Partnership, dated as of October 12,
                1994.

  10.15         Form of Option Agreement by and                 S-1           33-79552        10/13/94
                between D. Michael Talla, an
                individual, TTO Partners, a
                California Limited Partnership, and
                Sports Club, Ltd., a California
                Corporation, relating to L.A./Irvine
                Sports Club, Ltd., a California
                Limited Partnership.

  10.16         Amended and Restated Agreement of               S-1           33-79552        10/13/94
                Limited Partnership of TTO Partners,
                a California Limited Partnership,
                dated June 30, 1992, as amended
                January 1, 1993, January 4, 1993 and
                February 12, 1994 and as assigned
                January 1, 1993.

  10.17         First Amended and Restated Agreement            S-1           33-79552        10/13/94
                of Limited Partnership of
                Reebok-Sports Club/NY, Ltd. Dated as
                of October 12, 1994.

  10.18         Letter Agreement by and between                 S-1           33-79552        10/13/94
                Reebok Fitness Centers, Inc. and the
                Company dated October 12, 1994.

  10.19         Amendment to First Amended and                  S-1           33-79552        10/13/94
                Restated Agreement of Limited
                Partnership of Reebok-Sports Club/NY,
                Ltd. dated as of October 12, 1994.

  10.20         Letter Agreement by and between                 S-1           33-79552        10/13/94
                Reebok Fitness Centers, Inc. and the
                Company, which became effective on
                October 29, 1994.



                                                                      Incorporated by Reference
 Exhibit                                                    ---------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.21         License Agreement by and between                S-1           33-79552        10/13/94
                Reebok Fitness Centers, Inc. and the
                Company, which became effective on
                October 20, 1994.

  10.22         Agreement by and among Reebok-Sports           10-K/A         1-13290         10/14/97
                Club/NY Ltd., Talla New York, Inc.,
                RFC, Inc., LMP Health Club Co.,
                Millennium Entertainment Partners,
                L.P. and Registrant dated as of
                December 30, 1996.

  10.23         Letter Agreement between Millennium            10-K/A         1-13290         10/14/97
                Entertainment Partners, L.P. and the
                Registrant dated as of March 13, 1997.

  10.24         First Amendment to Option Agreement             10-K          1-13290         02/26/98
                between D. Michael Talla and TTO
                Partners dated May 27, 1997.

  10.25         Amendment of Lease between Lincoln              10-K          1-13290         02/26/98
                Metrocenter Partners, L.P. and
                Reebok-Sports Club/NY Ltd. as of
                January 31, 1998.

  10.26         Lease Agreement between RCPI Trust              10-K          1-13290         03/25/99
                and the Registrant as of February 27,
                1998.

  10.27         Amended and Restated Net Operating              10-K          1-13290         03/25/99
                Lease among Hirschfeld Realty Club
                Corporation and 328 E. 61 Corp., and
                Vertical Fitness and Racquet Club,
                Ltd., dated March 26, 1985.

  10.28         Lease Modification Agreement by and             10-K          1-13290         03/25/99
                among Hirschfeld Realty Corporation
                and 328 E. 61 Corp., and Vertical
                Fitness and Racquet Club, Ltd., dated
                July 1, 1990.

  10.29         Assignment and Assumption of Lease by           10-K          1-13290         03/25/99
                and between Vertical Fitness and
                Racquet Club, Ltd., and Bally
                Entertainment Corporation dated
                January 8, 1996.




                                                                      Incorporated by Reference
 Exhibit                                                    ---------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.30         Assignment of Lease executed by                 10-K          1-13290         03/25/99
                Hilton Hotels Corporation, as successor
                to tenant, and agreed to and accepted by
                the Registrant, dated April 15, 1998.

  10.31         Second Amendment to Amended and                 10-K          1-13290         03/25/99
                Restated Net Operating Lease by and
                among Hirschfeld Realty Club
                Corporation and 328 E. 61 Corp., and
                the Registrant dated April 15, 1998.

  10.32         Note Payable issued by the Registrant           10-K          1-13290         03/25/99
                to Hilton Hotels Corporation dated
                April 15, 1998.

  10.33         Amended and Restated 1994 Stock                 10-K          1-13290         03/25/99
                Incentive Plan as of June 2, 1998. #

  10.34         Letter Agreement between the                    10-K          1-13290         03/25/99
                Registrant and Millennium Partners
                LLC dated as of October 27, 1998.

  10.35         First Amendment to Lease between RCPI           10-K          1-13290         03/25/99
                Trust and the Registrant dated
                October 30,1998.

  10.36         Second Amendment to Lease between               10-K          1-13290         03/25/99
                RCPI Trust and the Registrant dated
                March 4, 1999.

  10.37         Lease between CB-1 Entertainment                10-K          1-13290         03/25/99
                Partners LP and S.F. Sports Club,
                Inc. dated June 1, 1997.

  10.38         Lease between 2200 M Street LLC and             10-K          1-13290         03/25/99
                Washington D.C. Sports Club, Inc.
                dated March 1999.

  10.39         Fourth Amended and Restated Loan                8-K           1-13290         04/14/99
                Agreement by and among the Registrant,
                certain of its subsidiaries and Comerica
                Bank-California, dated April 1, 1999.

  10.40         Intercreditor Agreement by and among            8-K           1-13290         04/14/99
                the Registrant, certain of its
                subsidiaries, Comerica
                Bank-California and U.S. Bank Trust
                National Association, dated April 1, 1999.

                                                                      Incorporated by Reference
 Exhitit                                                    ---------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.41         Disbursement Agreement between U.S.             8-K           1-13290         04/14/99
                Bank Trust National Association and
                the Registrant and certain of its
                subsidiaries dated as of April 1,
                1999.

  10.42         Amended and Restated 1994 Stock                 10-K          1-13290         03/28/00
                Compensation Plan. #

  10.43         Lease Agreement as of September 24,             10-K          1-13290         03/28/00
                1999 between The Spectrum Club
                Company, Inc. and West Hollywood
                Property Limited Partnership and 2400
                Willow Lane Associates Limited
                Partnership.

  10.44         Lease Agreement as of November 5,               10-K          1-13290         03/28/00
                1999 by and between New Commonwealth
                Center Limited Partnership and
                Washington D.C. Sports Club, Inc.

  10.45         Separation from Employment Agreement            10-K          1-13290         03/28/00
                made as of February 11, 2000 by and
                between the Registrant and John M.
                Gibbons. #

  10.46         Letter Agreement dated March 11, 1999           10-K          1-13290         03/28/00
                amending the October 27, 1998 Letter
                Agreement between the Registrant and
                Millennium Partners, LLC.

  10.47         Amendment adopted November 4, 1999 to           10-K          1-13290         03/28/00
                the Registrant's 1994 Stock Incentive
                Plan. #

  10.48         Certificate representing Series B               10-K          1-13290         03/28/00
                Senior Secured Notes.

  10.49         First Amendment to Fourth Amended and           10-K          1-13290         03/28/00
                Restated Loan Agreement among the
                Registrant and certain of its
                subsidiaries and Comerica Bank -
                California as of December 3, 1999.

  10.50         Form of The Sports Club Membership              10-K          1-13290         03/28/00
                Agreements.




                                                                      Incorporated by Reference
 Exhibit                                                    ---------------------------------------------       Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.51         Second Amendment to Fourth Amended              10-K          1-13290         03/30/01
                and Restated Loan Agreement among the
                Registrant and certain of its subsidiaries
                and Comerica Bank-California as of August 10,
                2000.

  10.52         Reaffirmation of Intercreditor and              10-K          1-13290         03/30/01
                Subordination Agreement dated as of
                August 10, 2000 among the Registrant
                and certain of its subsidiaries and
                U.S. Bank Trust, National Association.

  10.53         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March,
                2001 between CB-1 Entertainment
                Partners, LP and S.F. Sports Club,
                Inc.

  10.54         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March 2001
                between New Commonwealth Center
                Limited Partnership and Washington
                D.C. Sports Club, Inc.

  10.55         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March 2001
                between 2200 M Street LLC and
                Washington D.C. Sports Club, Inc.

  10.56         Third Amendment to Fourth Amended and           8-K           1-13290         07/17/01
                Restated Loan Agreement entered into
                as of June 1, 2001 by and among
                Registrant and various of its
                subsidiaries and Comerica Bank -
                California.

  10.57         Indemnification and Contribution                8-K           1-13290         07/17/01
                Agreement entered into as of July 3,
                2001 by and among the Registrant.,
                Rex A. Licklider, D. Michael Talla
                and MDP Ventures II LLC.

  10.58         The Sports Club Company, Inc. 2001              10-K          1-13290         03/29/02
                Stock Incentive Plan. #




                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.59         Preferred Stock Purchase Agreement              8-K           1-13290         03/26/02
                made as of March 18, 2002 by and among
                Registrant and the holders of the Series B
                Convertible Preferred Stock.

  10.60         Investor Rights Agreement made as of            8-K           1-13290         03/26/02
                the 18th day of March 2002 by and
                between the Registrant and the
                holders of the Series B Convertible
                Preferred Stock.

  10.61         Asset Purchase Agreement dated as of            10-K          1-13290         03/29/02
                January 25, 2002, by and between SCC
                Nevada, Inc. and LSI-Nevada, LLC.

  10.62         Standard Form Lease between the                 10-K          1-13290         03/29/02
                Registrant and Club at 60th St., Inc.
                for space located at 333 East 60th
                Street, New York, dated May 4, 2001.

  10.63         First Amendment to Lease by and among           10-K          1-13290         03/29/02
                Registrant and Club at 60th St., Inc.
                dated as of March 1, 2002.

  10.64         Waiver of Covenant Compliance Letter            10-K          1-13290         03/29/02
                Agreement between the Registrant and
                Comerica Bank - California dated
                March 14, 2002.

  10.65         Fourth Amendment to Fourth Amended              8-K           1-13290         06/04/02
                and Restated Loan Agreement and First
                Amendment to Amended and Restated
                Revolving Loan between the Registrant
                and certain of its Subsidiaries and
                Comerica Bank - California dated May
                31, 2002.

  10.66         Fifth Amendment to Fourth Amended and           8-K           1-13290         09/04/02
                Restated Loan Agreement between the
                Registrant and certain of its
                Subsidiaries and Comerica Bank -
                California dated August 30, 2002.




                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.67         Reaffirmation of Intercreditor and              8-K           1-13290         09/04/02
                Subordination Agreement dated as of
                August 30, 2002 among the Registrant
                and certain of its Subsidiaries and
                U.S. Bank Trust, National Association.

  10.68         Investors' Rights Agreement made as             8-K           1-13290         09/09/02
                of September 6, 2002 by and between
                the Registrant and the holders of the
                Series C Convertible Preferred Stock.

  10.69         Preferred Stock Purchase Agreement              8-K           1-13290         09/09/02
                made as of September 6, 2002 by and
                among the Registrant and the holders
                of the Series C Convertible Preferred Stock.

  10.70         Sixth Amendment to Fourth Amended and           8-K           1-13290         11/12/02
                Restated Loan Agreement by and among
                the Registrant and certain of its
                Subsidiaries, Comerica Bank -
                California and KASCY, L.P. dated
                October 31, 2002.

  10.71         Consent and Reaffirmation of                    8-K           1-13290         11/12/02
                Intercreditor and Subordination
                Agreement dated as of October 31,
                2002 among the Registrant and certain
                of its Subsidiaries, Comerica Bank -
                California and U.S. Bank Trust,
                National Association.

  10.72         Waiver of Covenant Compliance Letter
                from Comerica Bank - California dated
                March 26, 2003.                                                                                   X

   21.1         Subsidiaries of the Registrant.                                                                   X

   23.1         Consent of KPMG LLP.                                                                              X

   99.1         Certification Pursuant to 18 U.S.C.                                                               X
                Section 1350, as adopted Pursuant to
                Section 906 of the Sarbanes - Oxley
                Act of 2002.
------------------

#        Compensation agreement or plan.

(b)      Reports on Form 8-K

     The following reports on Form 8-K were filed from October 1, 2002 through the date of this report:

o On November 12, 2002, we filed a report on Form 8-K stating that we amended our loan agreement with Comerica Bank - California to extend the maturity date to November 1, 2003 and to add KASCY, L.P., an affiliate of Kayne Anderson Capital Advisors, L.P. as a lending participant in the credit facility.

o On December 12, 2002, we filed a report on Form 8-K announcing that our Board of Directors had approved the formation of a special committee comprised of its independent directors to explore strategic alternatives, including a possible "going private" transaction in which certain of our principal shareholders may participate.

o On December 13, 2002, we filed a report on Form 8-K/A to also disclose that we engaged Hankin & Company, a Los Angeles based investment banking firm, to assist us in raising up to $50.0 million in private equity to establish separate joint ventures for the development of smaller luxury sports and fitness complexes under The Sports Club/LA brand.

o On December 19, 2002, we filed a report on Form 8-K to announce we reached an agreement in principle with Millennium to develop an approximately 45,000 square foot sports and fitness Club under our brand name The Sports Club/LA as part of Millennium's mixed use project in Miami, Florida. We expect  to  manage  the new  Club  pursuant  to a  management  and  license agreement that will provide us with 6% of gross revenues and a participation in net profits.

(c)      Exhibits

Index to Exhibits

Exhibit
Number          Exhibit
-------         -------

3.7             Amendment No. 2 to Bylaws dated July 21, 1999.

4.11 Sixth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of March 5, 2003.

10.72 Waiver of Covenant Compliance Letter from Comerica Bank - California dated March 26, 2003.

21.1            Subsidiaries of the Registrant.

23.1            Consent of KPMG LLP.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March, 2003.


                                        THE SPORTS CLUB COMPANY, INC.



                                        /s/ D. Michael Talla
                                        -------------------------------------
                                         D. Michael Talla
                                         Co-Chief Executive Officer

                                        /s/ Rex A. Licklider
                                        -------------------------------------
                                        Rex A. Licklider
                                        Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature                        Title                           Date
---------                        -----                           ----

/s/ D. Michael Talla             Chairman of the Board           March 31, 2003
--------------------------------
D. Michael Talla                 and Co-Chief Executive Officer


/s/ Rex A. Licklider             Vice Chairman of the Board      March 31, 2003
--------------------------------
Rex A. Licklider                 and Co-Chief Executive Officer


/s/ Timothy O'Brien              Chief Financial Officer         March 31, 2003
--------------------------------
Timothy M. O'Brien               (Principal Financial
                                 and Accounting Officer)


/s/ Brian J. Collins             Director                        March 31, 2003
--------------------------------
Brian J. Collins


/s/ Nanette Pattee Francini      Director                        March 31, 2003
--------------------------------
Nanette Pattee Francini


/s/ Andrew L. Turner             Director                        March 31, 2003
--------------------------------
Andrew L. Turner


/s/ George Vasilakos             Director                        March 31, 2003
--------------------------------
George Vasilakos


/s/ Charles Norris               Director                        March 31, 2003
--------------------------------
Charles Norris

                                 CERTIFICATIONS

I, D. Michael Talla, certify that:

1. I have reviewed this annual report on Form 10-K of The Sports Club Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, March 31, 2003

/s/ D. Michael Talla
--------------------------------------
D. Michael Talla
Co-Chief Executive Officer

                                 CERTIFICATIONS

I, Rex A. Licklider, certify that:

1. I have reviewed this annual report on Form 10-K of The Sports Club Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, March 31, 2003

/s/ Rex A. Licklider
--------------------------------------
Rex A. Licklider
Co-Chief Executive Officer

                                 CERTIFICATIONS

I, Timothy O'Brien, certify that:

1. I have reviewed this annual report on Form 10-K of The Sports Club Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated, March 31, 2003

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 3.7


                                 AMENDMENT NO. 2
                                       TO
                                     BYLAWS
                                       OF

                          THE SPORTS CLUB COMPANY, INC.
                             A Delaware corporation


                             Effective July 21, 1999



At the Annual Meeting of Stockholders, duly and validly held on July 21, 1999, the stockholders, having voted in the majority to approve said amendment, did amend Section 2 of Article 111 of the Bylaws of The Sports Club Company, Inc. to read in its entirety as follows:


              "Section 2. Number and Qualifications. The number of directors shall be not less than 5 nor more than nine (the exact number of which shall be the number from time to time fixed by resolution of the Board of Directors) until changed by a duly adopted amendment to the Articles of Incorporation or by a Bylaw amending this Section 2 approved by the affirmative vote of a majority of the outstanding shares entitled to vote."

                                                                    EXHIBIT 4.11


                       SIXTH AMENDMENT TO RIGHTS AGREEMENT
                       -----------------------------------
                           DATED AS OF OCTOBER 6, 1998
                           ---------------------------

     This Sixth Amendment (the "Sixth Amendment") to Rights Agreement is made and entered into as of March 5, 2003, and amends that certain agreement entered into by and between The Sports Club Company, Inc., a Delaware corporation (the "Company"), and American Stock Transfer & Company, a New York corporation (the "Rights Agent"), dated as of October 6, 1998, as amended by (a) First Amendment to Rights Agreement dated as of February 18, 1999, (b) Second Amendment to Rights Agreement dated as of July 2, 1999, (c) third Amendment to Rights Agreement dated as of April 27, 2000, (d) Fourth Amendment to Rights Agreement dated as of June 27, 2001, and (e) Fifth Amendment to Rights Agreement dated as of September 6, 2002 (as so amended, the "Rights Agreement"). Capitalized terms used but not defined herein shall have the meanings given to them in the Rights Agreement.

                                 R E C I T A L S
                                 ---------------

     WHEREAS, on September 29, 1998, the Board of Directors of the Company (the "Board") authorized and declared a dividend of one preferred share purchase right for each Common Share of the Company outstanding on October 6, 1998, each Right representing the right to purchase one five-hundredth of a Preferred Share upon the terms and subject to the conditions set forth in the Rights Agreement, and further authorized and directed the issuance of one Right with respect to each Common Share that shall become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Expiration Date;

     WHEREAS, the Company and the Rights Agent entered into the Rights Agreement as of October 6, 1998, and thereafter amended said Agreement on the dates set forth in the first paragraph of this Sixth Amendment;

     WHEREAS, on December 10, 2002, the Board approved the creation of a special committee thereof (the "Special Committee") to investigate various strategic alternatives for the Company, including the possibility of a "going private" transaction in which certain of Millennium Entertainment Partners, L.P., D. Michael Talla, Rex A. Licklider and Kayne Anderson Capital Advisors, and their respective Affiliates (collectively, the "Principal Shareholders") would participate (the "Proposed Transaction").

     WHEREAS, the Committee has recommended that the Company amend the Rights Agreement as set forth herein; and

     WHEREAS, the Board has determined that it is in the best interests of the Company and its stockholders to amend the Rights Agreement as set forth herein.

                                A G R E E M E N T
                                -----------------

     NOW, THEREFORE, in consideration of the recitals, and the mutual covenants and agreements hereinafter set forth, the parties hereto hereby amend the Rights Agreement as follows:

     1. The definitions of "Beneficial Owner" and "Beneficially Owned" set forth in Section 1 of the Rights Agreement are hereby amended by adding, immediately following the semi-colon set forth in clause (iv) thereof, the following provison:

     provided, however, that from and after the effective time of the Sixth Amendment, until April 30, 2003, no securities shall be deemed to be beneficially owned by any person solely pursuant to this clause (iv) in connection with any non-binding arrangement or understanding with respect to the securities of the Company owned by the Principal Shareholders, as defined in the recitals to the Sixth Amendment, that results from discussions or negotiations regarding the Proposed Transaction, as long as such arrangement or understanding relates to a transaction that is intended to be proposed to the Special Committee;

     2. Section 27 of the Rights Agreement is amended by adding the following sentence to the end of Section 27(a) thereof:

                  For the purpose of this Section 27, the Board of Directors of the Company shall include any duly formed committee thereof that has been delegated the power to supplement or amend this Agreement.

     3. No Other Changes. Except as expressly set forth in this Amendment, the terms of the Rights Agreement shall continue in full force and effect in accordance with its terms.

     4. Miscellaneous. This Amendment (together with the Rights Agreement) represents the entire agreement and understanding between the parties hereto with respect to this Amendment and supersedes all prior and contemporaneous written and oral negotiations, discussions and agreements; shall be binding on, and inure to the benefit of, the parties hereto and their respective successors, assigns and legal representatives; and may be executed in counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. Paragraph headings appearing in this Amendment are for the convenience of the parties and shall not be considered in interpreting or construing any term or provision hereof.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the date first written above.



                                          Company:

                                          THE SPORTS CLUB COMPANY, INC.
Attest:

                                          By:      /s/ Rex A. Licklider
                                               ------------------------------
         /s/ Lois Barberio                Name:  Rex A. Licklider
------------------------------------
Name:  Lois Barberio                      Title:    Co-Chief Executive Officer
Title:    Secretary



                                          Trustee:
                                          -------

                                          AMERICAN STOCK TRANSFER & TRUST
                                          COMPANY
Attest:
                                          By:      /s/ Herbert J. Lemmer
                                              -------------------------------
         /s/ Susan Silber                 Name:     Herbert J. Lemmer
------------------------------------
Name:    Susan Silber                     Title:    Vice President
Title:    Assistant Secretary

                                                                   EXHIBIT 10.72

                     [Comerica Bank - California Letterhead]




March 26, 2003


Mr. Tim O'Brien
Chief Financial Officer
The Sports Club Company, Inc.
11100 Santa Monica Blvd., Suite 300
Los Angeles, CA 90025

RE: Default Waiver

Dear Tim,

     Pursuant to the terms and conditions in Section 6.14 of the Sixth Amendment to the Fourth Amended and Restated Loan Agreement, ("The Agreement") Comerica Bank - California ("Bank") hereby waives violation of the Ratio of Total Unsubordinated Liabilities to Effective Tangible Net Worth, ("Leverage") Covenant, as of 12/31/02.

Covenant                      Requirement          Actual           Period
--------                      -----------          ------           ------
Leverage                      4.65:1.00             4.70            12/31/02

     This letter does not constitute a waiver for any other terms and conditions and only applies to the covenant and the period outlined above. The Bank reserves the right to enforce The Agreement and any other subsequent violations. Should you have any questions, please feel free to give me a call.

Warm Regards,


/s/ William Phillips
William Phillips
Vice President

                                                                    EXHIBIT 21.1


                                        SUBSIDIARIES

Subsidiary                               Form                     Owner               Ownership
----------                               ----                     -----               ---------

TVE, Inc.                                Corporation  The Sports Club Company, Inc.    100.00%

SCC Development Company                  Corporation  The Sports Club Company, Inc.    100.00%

The Sports Connection Holding Company    Corporation  The Sports Club Company, Inc.    100.00%

SCC California, Inc.                     Corporation  The Sports Club Company, Inc.    100.00%

Sports Club, Inc. of California          Corporation  The Sports Club Company, Inc.    100.00%

Pontius Realty, Inc.                     Corporation  The Sports Club Company, Inc.    100.00%

Irvine Sports Club, Inc.                 Corporation  The Sports Club Company, Inc.    100.00%

The SportsMed Company, Inc.              Corporation  The Sports Club Company, Inc.    100.00%

SCC Sports Club, Inc.                    Corporation  The Sports Club Company, Inc.    100.00%

L.A./Irvine Sports Clubs, Ltd.           Partnership  Sports Club, Inc. of
                                                      California                        50.10%

Talla New York, Inc.                     Corporation  Sports Club, Inc. of
                                                      California                       100.00%

Reebok-Sports Club/NY                    Partnership  Talla New York, Inc.              60.00%

El Segundo-TDC, Ltd.                     Partnership  The Spectrum Club Company, Inc.   17.19%
                                                      Pontius Realty, Inc.               0.75%
                                                      Sports Club, Inc. of
                                                      California                         9.89%
                                                      The Sports Club Company, Inc.      9.89%

SCC Nevada, Inc.                         Corporation  The Sports Club Company, Inc.    100.00%

SF Sports Club, Inc.                     Corporation  The Sports Club Company, Inc.    100.00%

Washington D.C. Sports Club, Inc.        Corporation  The Sports Club Company, Inc.    100.00%

HFA Services, Inc.                       Corporation  The SportsMed Company, Inc.      100.00%

Sepulveda Realty and Development Co. Inc.Corporation  The Sports Club Company, Inc.    100.00%

SCC Realty Company                       Corporation  The Sports Club Company, Inc.    100.00%

NY Sports Club, Inc.                     Corporation  The Sports Club Company, Inc.    100.00%


                                                                    EXHIBIT 23.1


                          Independent Auditors' Consent



The Board of Directors
The Sports Club Company, Inc.

We consent to incorporation by reference in the Registration Statement (No. 333-26421) on Form S-8 and the Registration Statement (No. 333-38459) on Form S-3 of The Sports Club Company, Inc. of our report dated February 21, 2003, relating to the consolidated balance sheets of The Sports Club Company, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and the related financial statement schedule, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of The Sports Club Company, Inc. Our report refers to a restatement of the 2001 balance sheet and an adjustment to accumulated deficit as of January 1, 2000 and December 31, 2000 to properly record certain deferred membership revenues. Additionally, our report refers to a change in the method of accounting for goodwill and other intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

KPMG LLP



Los Angeles, California
March 31, 2003

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Each of the undersigned herby certifies, in his capacity as an officer of The Sports Club Company, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

o The Annual Report of the Company on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

o The information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 31, 2003


/s/ D. Michael Talla
---------------------------------------------
D. Michael Talla
Co-Chief Executive Officer


/s/ Rex A. Licklider
---------------------------------------------
Rex A. Licklider
Co-Chief Executive Officer


/s/ Timothy O'Brien
---------------------------------------------
Timothy O'Brien
Chief Financial Officer