Form 10-K/A
period 2002-12-31
SPORTS CLUB CO INC
filed 2003-06-26
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-K/A



  |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 2002



                                       OR



  |_|    TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT


             For the transition period from ___________to __________




                         Commission File Number: 1-13290

                     ---------------------------------------



                          The Sports Club Company, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                 95-4479735
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

11100 Santa Monica Blvd., Suite 300
     Los Angeles, California                          90025
(Address of registrant's principal                 (Zip Code)
        executive offices)

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

                     ---------------------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]


     The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrants most recently completed second fiscal quarter was $9,960,000. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 18, 2003 was $11,068,403. The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 18,369,649 on June 18, 2003. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|
===============================================================================

     This Form 10-K/A is being filed to restate our financial statements. Subsequent to filing our Form 10-K on March 31, 2003, we determined that adjustments are required to correct errors in the previously issued financial statements. The adjustments consist of several items. The principle adjustment is a correction of the methodology used to recognize private training revenues. We had been recognizing private training revenues on a cash basis rather than when the private training session was given, as required by generally accepted accounting principles. The other adjustments to our pre-tax loss made as part of this restatement were not significant individually or in total (for further detail see Note 19 to our consolidated financial statements contained elsewhere in this Form 10-K/A). The restatement primarily changed Items 6, 7 and 8 of the Form 10-K. Cash flows from operating, investing and financing activities did not change as a result of this restatement.


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

     On June 12, 2003, we replaced our Bank Credit Agreement with a new $20.0 million secured loan from Orange County's Credit Union. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25% per annum; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club Inc. the Company's wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by the Company's two Co-Chief Executive Officers. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

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

     We also recently opened The Sports Club/LA at three sites developed by Millennium. The Sports Club/LA - Washington D.C. opened in October 2000. This 100,000 square foot Club is located at 22nd and M Streets between Washington D.C.'s business district and Georgetown. The Sports Club/LA - Boston opened in September 2001. This Club overlooks the historic Boston Common and is located a short distance from the city's financial district. Both of these Clubs are co-located with a Ritz Carlton Hotel. Our newest Club, The Sports Club/LA - San Francisco, has been open since October 2001. This Club is located in the Four Seasons Hotel and Residences in the emerging South of Market Area in San Francisco.

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

Development of New Clubs

     Recent New Club Developments. In 2000 and 2001, we completed the development of five new The Sports Club/LA sites. Two of these Clubs are located in New York City and, when combined with our Reebok Sports Club/NY site, form a trio of Clubs located in residential areas on the East and West sides and the central midtown business district. Three of the new The Sports Club/LA sites were developed with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros; Goldman Sachs' Whitehall Street Real Estate Limited Partnerships; and Millennium Entertainment Partners L.P., a consortium of German insurance companies. These Clubs are located in projects developed by Millennium in prime, metropolitan locations that, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments include either a Ritz Carlton or Four Seasons hotel. These Clubs are approximately 100,000 square feet and offer services typically found at other The Sports Club/LA sites. We believe that such projects offer ideal locations for The Sports Club/LA and would consider developing The Sports Club/LA with Millennium or other developers in other major metropolitan areas.

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

     The following table provides certain information concerning our Clubs:


                                                Approximate   Open Date    Own or Lease
                    Club                        Square Feet      (1)      Expiration Date      Renewal Option
                    ----                       ------------   ---------   ---------------      --------------

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

                                                                            Price Range of Common Stock
                                                                            ---------------------------
                                 Calendar Quarter                             High                 Low
                                 ----------------                             ----                 ---

Year Ended December 31, 2001:
     First Quarter .............................................      $        3.19         $       2.55
     Second Quarter.............................................               3.30                 2.86
     Third Quarter..............................................               4.00                 3.12
     Fourth Quarter.............................................               3.35                 2.35

Year Ended December 31, 2002:
     First Quarter .............................................               2.90                 2.45
     Second Quarter.............................................               2.60                 2.10
     Third Quarter..............................................               2.45                 1.00
     Fourth Quarter.............................................               3.45                 1.72

Year Ended December 31, 2003:
     First Quarter..............................................               2.50                 2.15
     Second Quarter (through June 18th).........................               2.87                 2.40

     As of June 18, 2003 we had 62 stockholders of record and approximately 600 beneficial owners. The closing price of our Common Stock as reported by the AMEX on June 18, 2003, was $2.80.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our summary financial and operating data for the fiscal years ended December 31, 1998 through 2002 and has been derived from our consolidated financial statements. Such consolidated financial statements and summary financial and operating data have been restated as described in Note 19 to the consolidated financial statements. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K/A.


                                                                     Fiscal Year Ended December 31,
                                                                     ------------------------------
                                                            1998       1999       2000       2001       2002
                                                         ---------  ---------  ---------  ---------     ----
                                                         (Restated) (Restated) (Restated) (Restated) (Restated)
                                                              (Dollars in thousands, except per share data)
Statement of Operations Data:
  Revenues..........................................      $ 81,229   $ 86,787   $ 75,217   $100,165   $120,853
  Operating expenses:
    Direct..........................................        56,352     60,065     58,575     87,560    100,973
    General and administrative......................         6,131      6,810      7,326      8,468      7,414
    Selling.........................................         2,538      2,608      2,915      3,880      4,907
    Depreciation and amortization...................         5,282      6,147      7,428     11,883     11,909
    Pre-opening expenses............................            --      3,090      9,589      5,884        130
    Impairment charge...............................            --         --         --      5,044         --
                                                         ---------  ---------  ---------  ---------  ---------
         Total operating expenses...................        70,303     78,720     85,833    122,719    125,333
                                                          --------   --------   --------   --------   --------
         Income (loss) from operations..............        10,926      8,067    (10,616)   (22,554)    (4,480)
  Other income (expense):
    Interest........................................        (1,629)    (5,991)    (6,478)   (13,001)   (13,420)
    Minority interests..............................          (150)      (150)      (150)      (150)      (150)
    Equity interest in net income of unconsolidated
      subsidiary....................................           880        931         --         --         --
    Non-recurring items.............................          (314)       768     (3,242)       397        127
                                                          --------   --------   ---------  --------   --------
         Total other income (expense)...............        (1,213)    (4,442)    (9,870)   (12,754)   (13,443)
                                                          --------   --------   --------   ---------  ---------
         Income (loss) before income taxes,
           extraordinary charge and cumulative
           effect of change in accounting
           principle................................         9,713      3,625    (20,486)   (35,308)   (17,923)
  Provision (benefit) for income taxes..............         3,806      2,021     (7,982)     5,370       (310)
                                                         ---------  ---------  ---------- ---------   ---------

         Income (loss) before extraordinary charge and
           cumulative effect of change in accounting
           principle................................         5,907      1,604    (12,504)   (40,678)   (17,613)
  Extraordinary charge from early extinguishment of
    debt, net of income tax benefit of $1,331.......          2,173         --         --         --         --
  Cumulative effect of change in accounting principle,
    net of income tax benefit of $600...............            --        899         --         --         --
                                                         ---------  ---------  ---------  ---------  ---------
         Net income (loss)..........................         3,734        705    (12,504)   (40,678)   (17,613)
  Dividends on Preferred Stock......................            --         --         --         --        888
                                                         ---------  ---------  ---------  ---------  ---------
     Net income (loss) attributable to common
       shareholders.................................      $  3,734  $     705  $ (12,504) $ (40,678) $ (18,501)
                                                         =========  =========  ========== ========== ==========

  Net income (loss) per share:
    Basic and Diluted...............................      $   0.20   $   0.04   $  (0.70) $   (2.27) $   (1.02)
                                                          ========   ========   ========= ==========  ========
  Weighted average number of common shares outstanding:
    Basic...........................................        18,603     18,114     17,773     17,939     18,080
                                                          ========   ========   ========   ========   ========
    Diluted.........................................        18,829     18,290     17,773     17,939     18,080
                                                          ========   ========   ========   ========   ========


                                                                           At December 31,
                                                                           ---------------
                                                          1998         1999       2000       2001       2002
                                                        --------    ---------  ---------  ---------     ----
                                                        (Restated)  (Restated) (Restated) (Restated) (Restated)
                                                                         (Dollars in thousands)
Balance Sheet Data:
  Cash and cash equivalents..........................   $  2,233    $  36,107  $  11,059  $   1,482  $    3,185
  Current assets.....................................      7,043       41,952     20,819      8,281       9,453
  Restricted cash....................................         --       41,389      6,996         --         227
  Property and equipment, net........................    135,269      118,959    169,907    170,799     156,630
  Total assets.......................................    165,274      225,088    223,773    197,114     186,386
  Deferred membership revenue........................     13,406       13,025     16,214     19,026      18,231
  Current liabilities................................     29,992       28,249     32,484     44,938      35,591
  Long-term debt including current installments......     37,441      103,887    110,331    115,491     104,040
  Stockholders' equity...............................    102,263       94,806     82,793     42,469      29,279


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

     The following discussion and analysis of financial condition and results of operations (Item 7) has been updated to correspond with our restated financial statements (See Note 19 to consolidated financial statements).

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

Results of Operations

Fiscal 2002 compared to Fiscal 2001

     Our revenues for the year ended December 31, 2002, were $120.9 million, compared to $100.2 million in 2001, an increase of $20.7 million or 20.7%. Revenue increased by $21.1 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and revenue increased by $6.2 million as a result of membership growth at the three Sports Club/LA Clubs opened in 2000. Revenue decreased by $5.4 million as a result of the sale of The Sports Club/Las Vegas on January 31, 2002, and by $2.2 million due to the transfer of our retail operations to outside third party vendors. Revenue increased by $1.0 million at our other Sports Clubs and our SportsMed subsidiary primarily due to an increase in private training and monthly dues revenues at the Sports Clubs, partially offset by a decrease in SportsMed revenues primarily due to the closing of The SportsMed Agoura Hills location.

     Our direct expenses increased by $13.4 million to $101.0 million for the year ended December 31, 2002, versus $87.6 million in 2001. Direct expenses increased by $20.8 million, due to the opening of The Sports Club/LA - Boston in September of 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $1.8 million as a result of an increase in expenses associated with the membership growth at the three Sports Club/LA Clubs opened in 2000. Direct expenses decreased by $5.4 million due to the sale of The Sports Club/Las Vegas on January 31, 2002, by $2.5 million due to the transfer of our retail operations to outside third party vendors and by $1.3 million at our other Sports Clubs and our SportsMed subsidiary primarily as a result of cost cutting measures we implemented at these Clubs and the closing of

The SportsMed Agoura Hills location. Direct expenses as a percent of revenue for the year ended December 31, 2002, decreased to 83.6% from 87.4% in 2001. As membership levels and therefore revenues increase at The Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our general and administrative expenses were $7.4 million for the year ended December 31, 2002, versus $8.5 million in 2001, a decrease of $1.1 million or 12.4%. Our general and administrative expenses decreased by $1.0 million due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $ 519,000 as a result of expense cutting measures that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $419,000 primarily as a result of higher corporate office rent, increased insurance premiums and a reduction in corporate costs capitalized on certain development and information systems projects. General and administrative expenses decreased as a percentage of revenue to 6.1% for the year ended December 31, 2002, from 8.5% in 2001. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $4.9 million for the year ended December 31, 2002, versus $3.9 million in 2001, an increase of $1.0 million or 26.5%. The increase in selling expenses was the result of expanded advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001 with the majority of this increase attributable to our two most recently opened Clubs. We also placed special emphasis on membership growth at The Sports Club/LA - Rockefeller Center. Selling expenses for the year ended December 31, 2002 at these five most recently opened Clubs increased by $1.2 million as compared to 2001. Selling expenses decreased by $432,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and selling expenses declined by $63,000 at our other Sports Club/LA Clubs and our SportsMed subsidiary. Selling expenses as a percentage of revenue for the year ended December 31, 2002, were 4.1% versus 3.9% in 2001.

     Our depreciation and amortization expenses stayed flat at $11.9 million for the years ended December 31, 2002 and 2001. Depreciation and amortization expenses increased by $610,000 as a result of the opening of The Sports Club/LA
- Boston in September 2001 and The Sports Club/LA - San Francisco in October of 2001 and by $709,000 at our corporate headquarters, primarily due to the start of amortization of our recently installed membership accounting software. Depreciation and amortization expenses decreased by $344,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002 and by $455,000 at our other Sports Club/LA Clubs primarily due to assets becoming fully depreciated. Depreciation and amortization expense also decreased by $494,000 due to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, that requires goodwill and other indefinite lived intangibles no longer be amortized.

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

     We incurred impairment charges during the year ended December 31, 2001, of $5.0 million. These impairment charges consisted of a $3.2 million impairment charge related to the write down of fixed assets at The Sports Club/Las Vegas and a $1.8 million impairment charge related to the write down of goodwill at our SportsMed subsidiary.

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

     We recorded a non-recurring gain of $97,000, related to the sale of the undeveloped land in Houston, Texas and a $30,000 non-recurring gain, related to the sale of The Sports Club/Las Vegas during the year ended December 31, 2002. The Houston, Texas site was sold on August 30, 2002 and The Sports Club/Las Vegas was sold on January 31, 2002. We recorded a non-recurring gain of $397,000 during the year ended December 31, 2001. The non-recurring gain in 2001 was the result of the reversal of accrued interest expense related to the settlement of litigation. As part of the settlement we were no longer required to pay the accrued interest due on the note in question.

     The tax benefit recorded for the year ended December 31, 2002, is comprised of a $900,000 federal income tax refund we received as a result of tax law changes that allowed us to carry-back our 2001 loss to prior tax years, partially offset by New York State and City income taxes incurred at Reebok Sports Club/NY. We did not record any deferred tax benefit related to our loss incurred for the year ended December 31, 2002. After the tax benefit and the Preferred Stock dividends of $888,000, our loss attributable to common shareholders for the year ended December 31, 2002, was $18.5 million or $1.02 per basic and diluted share. The income tax provision of $5.4 million for 2001 is related to the establishment of a valuation allowance against our deferred tax assets that were recorded prior to January 1, 2001 and an accrual for any current state income taxes due. We did not record any deferred tax benefit related to our loss incurred in 2001. After the 2001 income tax provision of $5.4 million, our net loss attributable to common shareholders was $40.7 million or $2.27 per basic and diluted share. We did not record any deferred tax assets related to the losses incurred in 2002 and 2001 based on our analysis of current and projected operating results and our determination that it is more likely than not that future taxable income will be insufficient to utilize any deferred tax assets.

Fiscal 2001 compared to fiscal 2000

     Our revenues for the year ended December 31, 2001, were $100.2 million, compared to $75.2 million in 2000, an increase of $25.0 million or 33.2%.
Revenue increased by $4.9 million as a result of the opening of The Sports Club/LA - Boston in September 2001 and The Sports Club/LA - San Francisco in October 2001. Revenue increased by $20.3 million as a result of membership growth and a full twelve months of operating activities at the three new Sports Clubs opened in 2000. Revenue decreased by a net $233,000 at our existing Sports Clubs and SportsMed subsidiary. This net revenue decrease at our existing Sports Clubs and SportsMed subsidiary was the result of a $1.0 million decrease in our retail product sales offset by higher membership revenues from rate increases. During 2001 we decided to exit the retail business and have now sublet these spaces to outside operators. We also experienced a decrease in our food and beverage revenues due to curtailing the restaurant operating hours at Reebok Sports Club/NY.

     Our direct operating expenses increased by $29.0 million to $87.6 million in the year ended December 31, 2001, versus $58.6 million for the year ended December 31, 2000. Direct operating expenses increased by $6.4 million, due to the opening of The Sports Club/LA - Boston and The Sports Club/LA - San Francisco, by $21.6 million as a result of membership growth and a full twelve months of operating activities at the three new Sports Club/LA Clubs opened in 2000 and by $1.0 million at our existing Sports Clubs and SportsMed. The increase in direct expenses at our existing Sports Clubs and SportsMed was due to increased payroll and payroll related expenses of $1.0 million, increased utility expenses of $254,000 and a decrease in other operating expenses of $263,000. Direct operating expenses as a percent of revenue for the year ended December 31, 2001 increased to 87.4% from 77.9% for the year ended December 31, 2000. The increase in the direct operating expense percentage was due to the impact of significant fixed costs at our five new Clubs opened in 2000 and 2001.

     Our general and administrative expenses were $8.5 million for the year ended December 31, 2001, compared to $7.3 million for the year ended December 31, 2000, an increase of $1.2 million or 15.6%. Our general and administrative costs increased by $1.0 million due to increased legal fees incurred regarding various legal matters we were involved in during 2001. General and administrative costs increased by $1.4 million due to a decrease in support service reimbursements we received in 2000 for managing the Spectrum Clubs and lower capitalization of salaries and wages on Clubs under development. General and administrative costs decreased by $1.0 million due to a decrease in corporate office salaries, bonuses and payroll related costs and by $254,000 due to a decrease in travel costs. General and administrative costs increased by $238,000 due to an increase in our corporate office rent and decreased by $183,000 primarily due to decreases in our supplies and outside service costs. General and administrative costs decreased as a percentage of revenue to 8.5% in 2001 from 9.7% in 2000.

     Our selling costs were $3.9 million in the year ended December 31, 2001, compared to $2.9 million in the year ended December 31, 2000, an increase of $1.0 million or 33.1%. The increase in selling costs was the result of increased advertising and promotion efforts at the five new Clubs opened in 2000 and 2001. Selling costs as a percentage of revenue stayed flat at 3.9% in 2000 and 2001.

     Our depreciation and amortization expenses were $11.9 million for the year ended December 31, 2001, versus $7.4 million for the year ended December 31, 2000. Depreciation and amortization increased by $3.5 million, at the three Sports Clubs opened in 2000, primarily due to a full twelve months of operating activity at these new Clubs in 2001. Depreciation and amortization increased by $276,000 as a result of the opening of The Sports Club/LA - Boston and The Sports Club/LA - San Francisco in 2001. Depreciation increased by $209,000 at our existing Sports Clubs and SportsMed as a result of capital additions made at these facilities in 2000 and 2001 and by $512,000 due to the start of depreciation related to our recently installed membership accounting software.

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

     We incurred impairment charges in 2001 of $5.0 million. These charges consisted of a $3.2 million impairment charge related to the write down of fixed assets at The Sports Club/Las Vegas and a $1.8 million impairment charge related to the write down of goodwill at our SportsMed subsidiary.

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

     We did not to record any income tax benefit in 2001. The income tax provision of $5.4 million in 2001 is related to the establishment of a valuation allowance against our deferred tax assets that were recorded prior to January 1, 2001 and an accrual for any current state income taxes due. After the 2001 income tax provision of $5.4 million, our net loss attributable to common shareholders was $40.7 million or $2.27 per basic and diluted share. Our effective federal and state income tax rate was 39.0% for the year ended December 31, 2000, resulting in a net tax benefit of $8.0 million and in a net loss attributable to common shareholders of $12.5 million or $0.70 per basic and diluted share. In the fourth quarter of 2001, we determined that it is more likely than not that future taxable income will be insufficient to utilize our deferred tax assets. As a result of this determination, we ceased recording any deferred tax benefit related to our taxable losses and, in the fourth quarter of 2001, we recorded a valuation allowance of $19.6 million to offset our net deferred tax assets.

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

     All our mature Sports Clubs (Clubs open at least five years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated cash flows from operations for each of the last three years were negative. We expect this trend to continue until the newly opened Clubs generate sufficient positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

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

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through December 31, 2003 are estimated to be as follows (amounts in thousands):

 Indenture interest........................................  $           11,375
 Information system upgrades...............................                 700
 Payments on long-term debt................................               2,158
                                                             ------------------
                                                             $           14,233
                                                             ==================

Contractual Obligations

     The following schedule lists known contractual obligations (amounts in thousands):

                                                                  Payments Due By Period
                                                                  ----------------------
                                                                                                           More
                                                       Less Than                                           Than
      Contractual Obligations             Total         1 Year          1-3 Years       3-5 Years        5 Years
      -----------------------             -----         ------          ---------       ---------        -------

Senior secured notes (1)........     $    100,000  $           --   $           --  $      100,000   $          --
Equipment financing loans (2)...            4,040           2,158            1,882              --              --
Operating leases (3)............          359,990          22,820           45,171          44,762         247,237
Minority interest (4)...........              600              --               --              --             600
Redeemable Preferred Stock (5)..               --              --               --              --          10,500
                                        ----------    ------------     ------------    ------------     -----------
Total                                $    464,630  $       24,978   $       47,053  $      144,762   $     258,337
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

(5) On March 18, 2002, the Company issued 10,500 shares of Series B Preferred Stock. The stock is redeemable by the stockholders on March 18, 2009.

Capital Requirements - New Clubs

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, which will be approximately 40,000 square feet, will be located at 9601 Wilshire Boulevard in the heart of the Beverly Hill's retail and commercial district. Anticipated development costs and working capital requirements are approximately $9.0 million. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller sized Clubs to be built in locations near existing Sports Club/LA sites. Due to our limited financial resources, we have been searching for a joint venture partner or alternative financing (subject to the restrictions in the Indenture) to finance this project. However, we have not been able to find a party willing to participate on terms that we find acceptable. Therefore, it now appears that we will need to complete the development of this Club with our own funds.

Cash and Credit Availability

     Our December 31, 2002 cash balance was $3.2 million.

     During 2002 our operating activities generated $7.5 million before we made interest payments of $11.9 million resulting in a net use of cash from operating activities of $4.4 million. We believe we will continue to generate positive cash flow from operations, before pre-opening expenses, capital expenditures and debt service and that such amount will increase as our new Clubs continue to mature.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At December 31, 2002, we had $4.0 million of equipment financing obligations outstanding and would be allowed to finance an additional $6.0 million with our equipment serving as collateral.

     On June 12, 2003, we replaced our bank credit facility with a new $20.0 million loan. We used $8.3 million of those proceeds to repay our prior bank credit facility. After the payment of various closing costs, the remaining $10.9 million will be added to our cash balances. We expect to use most of these funds to complete the development of The Sports Club/LA-Beverly Hills.

     On April 4, 2003, we announced that we received a "going private" proposal from a group consisting of four of our principal stockholders and a private equity fund to purchase all the outstanding shares of our common stock not owned by these and certain other stockholders for a cash price of $3.00 per share. The offer was submitted to a special Committee of our Board of Directors, which together with its legal and financial advisors will evaluate the offer on behalf of the public stockholders. The transaction, as currently structured, would result in a capital infusion of approximately $8.5 million to the Company. Those funds would be available for general working capital purposes. The ultimate completion of the transaction is still subject to many conditions and therefore its completion and the resulting capital infusion are not assured.

Summary

     Our cash balances at December 31, 2002, plus amounts generated from our operations and our refinancing of the Bank credit agreement, provides us with the funds required to complete the development of The Sports Club/LA-Beverly Hills and to make our interest payments due during 2003. In order to make our interest payment due on March 15, 2004 we will need to complete the "going private" transaction that will generate an estimated $8.5 million of new capital for the Company or we would be required to sell additional assets, offer additional equity securities or increase our cash flow from operations to meet our cash flow needs. There can be no assurance that we will be able to complete the "going private" transaction or raise additional capital by selling assets or by offering additional equity securities. However, two of our major shareholders, who now guarantee our new $20.0 million loan, have committed to providing us with sufficient financial support to continue our operations.

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

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over a period of three years. Dues that are received in advance are recognized on a pro-rated basis over the periods in which services are to be provided. In addition, payments of last months dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from the Company's SportsMed subsidiary are recognized based upon the estimated amount to be collected.

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

     Valuation of long-lived assets. We periodically assess the impairment of our long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

|X| A significant decrease in the market price of a long-lived asset or asset group,

|X| A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition,

|X| A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator,

|X| An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group,

|X| A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or

|X| A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

     Valuation of goodwill. Prior to January 1, 2002, we amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 40 years. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We evaluated the impact of the adoption of SFAS No. 142 and determined that no impairment charge was required upon adoption of this standard. The impairment test was performed through comparison of our fair value (determined primarily by our market capitalization) with the net carrying value of our assets. We are also required to evaluate goodwill on an annual basis. We performed the analysis as of December 31, 2002 and determined that no impairment was necessary.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2002, we had Senior Secured Notes totaling $100.0 million due in March 2006 bearing an interest rate of 11.375%. Annual interest of $11.4 million is payable semi-annually in March and September. At December 31, 2002, the fair value of the Senior Secured Notes is approximately $90.0 million. We also have a $20.0 million loan with a fixed rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

ITEM  8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements (Restated)
                                                                                                               PAGE
                                                                                                               ----

Independent Auditors' Report..........................................................................          F-1

Consolidated Balance Sheets as of December 31, 2001 and 2002..........................................          F-2

Consolidated Statements of Operations for each of the Years in the Three-Year Period
ended December 31, 2002...............................................................................          F-3

Consolidated Statements of Stockholders' Equity for each of the Years in the Three-Year Period
ended December 31, 2002................................................................................         F-4

Consolidated Statements of Cash Flows for each of the Years in the Three-Year Period
ended December 31, 2002................................................................................         F-5

Notes to Consolidated Financial Statements.............................................................         F-6

                    Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts......................................................................        F-28

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

     As discussed in Note 19 to the consolidated financial statements, the Company has restated its financial statements. This restatement includes adjustments to properly record deferred revenues for advanced payments received for private training services, certain operating expenses and the tax impacts of the Company's restatements.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.




KPMG LLP


Los Angeles, California
February 21, 2003, except for Note 19, which is as of June 12, 2003.

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2002
                      (in thousands, except share amounts)


                                     ASSETS
                                                                                               2001          2002
                                                                                               ----          ----
                                                                                            (Restated)    (Restated)
Current assets:
    Cash and cash equivalents..........................................................     $     1,482  $     3,185
    Accounts receivable, net of allowance for doubtful accounts of $318 and $534 at
      December 31, 2001 and 2002, respectively.........................................           4,840        3,951
    Inventories........................................................................           1,225        1,169
    Other current assets...............................................................             734        1,148
                                                                                            -----------  -----------
         Total current assets..........................................................           8,281        9,453

Property and equipment, net............................................................         170,799      156,630
Goodwill, less accumulated amortization of
    $2,531 at December 31, 2001 and 2002...............................................          12,794       12,794
Other assets...........................................................................           5,240        7,509
                                                                                            -----------  -----------
                                                                                            $   197,114  $   186,386
                                                                                            ===========  ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $    11,449  $     2,158
    Accounts payable...................................................................           3,028        2,545
    Accrued liabilities................................................................          11,435       12,657
    Deferred revenues..................................................................          19,026       18,231
                                                                                            -----------  -----------
         Total current liabilities.....................................................          44,938       35,591

Notes payable and equipment financing loans, less current installments.................         104,042      101,882
Deferred lease obligations.............................................................           5,065        8,307
Minority interest......................................................................             600          600
                                                                                            -----------  -----------
         Total liabilities.............................................................         154,645      146,380

Commitments and contingencies

Redeemable Preferred Stock, $.01 par value, 10,500 shares authorized; 10,500 shares issued and outstanding at December 31, 2002 (liquidation
      preference of $11,248 at December 31, 2002)......................................             --        10,727

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000,000 shares and 984,500 shares authorized at December 31, 2001 and 2002, respectively;
        no shares issued or outstanding................................................              --           --
    Preferred Stock, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2002 (liquidation preference of $5,140
        at December 31, 2002)..........................................................              --        5,000
    Common Stock, $.01 par value, 40,000,000 shares authorized;
        21,060,717 and 21,068,717 shares issued at
        December 31, 2001 and 2002, respectively.......................................             211          211
    Additional paid-in capital.........................................................         102,764      101,961
    Accumulated deficit................................................................         (45,096)     (62,709)
    Treasury Stock, at cost, 3,045,360 and 2,964,764 shares at
      December 31, 2001 and 2002, respectively.........................................         (15,410)     (15,184)
                                                                                            -----------  ------------
         Net stockholders' equity......................................................          42,469       29,279
                                                                                            -----------  -----------
                                                                                            $   197,114  $   186,386
                                                                                            ===========  ===========


                     See accompanying notes to consolidated
                             financial statements.


                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three-Year Period ended December 31, 2002
                    (in thousands, except per share amounts)

                                                                                 2000           2001           2002
                                                                                 ----           ----           ----
                                                                              (Restated)     (Restated)     (Restated)
Revenues................................................................     $   75,217     $  100,165     $    120,853

Operating expenses:
    Direct..............................................................         58,575         87,560          100,973
    General and administrative..........................................          7,326          8,468            7,414
    Selling.............................................................          2,915          3,880            4,907
    Depreciation and amortization.......................................          7,428         11,883           11,909
    Pre-opening expenses................................................          9,589          5,884              130
    Impairment charges..................................................             --          5,044               --
                                                                             ----------     ----------     ------------
         Total operating expenses.......................................         85,833        122,719          125,333
                                                                             ----------     ----------     ------------
             Income (loss) from operations..............................        (10,616)       (22,554)          (4,480)

Other income (expense):
    Interest, net.......................................................         (6,478)       (13,001)         (13,420)
    Minority interests..................................................           (150)          (150)            (150)
    Non-recurring items.................................................         (3,242)           397              127
                                                                             -----------    ----------     ------------

           Income (loss) before income taxes............................        (20,486)       (35,308)         (17,923)
Provision (benefit) for income taxes....................................         (7,982)         5,370             (310)
                                                                             -----------    ----------     -------------

           Net income (loss)............................................        (12,504)       (40,678)         (17,613)

Dividends on Preferred Stock............................................             --             --              888
                                                                             ----------     ----------     ------------

           Net income (loss) attributable to common shareholders........     $  (12,504)    $  (40,678)    $    (18,501)
                                                                             ===========    ===========    =============

Net income (loss) per share:
    Basic and diluted...................................................     $    (0.70)    $    (2.27)    $      (1.02)
                                                                             ===========    ===========    =============

Weighted average number of common shares outstanding:
    Basic and diluted...................................................         17,773         17,939           18,080
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



                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Three-Year Period ended December 31, 2002
                                 (in thousands)

                                                                                                      Retained
                                                                                         Additional   Earnings
                                                   Preferred Stock      Common Stock      Paid-in     (Accum.)     Treasury Stock
                                                   Shares    Amount   Shares    Amount    Capital    (Deficit)    Shares    Amount
                                                   ------    ------   ------    ------    -------     -------     ------    ------

Balance, January 1, 2000, as previously reported.      --        --   20,907   $   209   $ 102,403   $   8,709      3,195  $(15,891)
     Prior period adjustment (Note 19)...........      --        --       --        --          --        (624)        --        --
                                                  -------   -------  -------   -------   ---------   ----------  --------  --------
Balance, January 1, 2000, as restated                  --        --   20,907       209     102,403       8,085      3,195   (15,891)
     Net loss, as restated.......................      --        --       --        --          --     (12,504)        --        --
     Reissuance of Treasury Stock
       for employee stock plans..................      --        --       --        --          --          --       (39)       149
     Exercise of employee stock options..........      --        --       25        --          61          --         --        --
     Issuance of Common Stock to outside directors     --        --        6        --          20          --         --        --
     Issuance of Common Stock for 1997
       business acquisition......................      --        --      115         2         259          --         --        --
                                                  -------   -------  -------   -------   ---------   ---------   --------  --------
Balance, December 31, 2000, as restated..........      --        --   21,053       211     102,743      (4,419)     3,156   (15,742)
     Net loss, as restated.......................      --        --       --        --          --     (40,678)        --        --
     Reissuance of Treasury Stock
       for employee stock plans..................      --        --       --        --          --           1       (65)       181
     Reissuance of Treasury Stock
       for loan guarantee fee....................      --        --       --        --          --          --       (46)       151
     Exercise of employee stock options..........      --        --        2        --           5          --         --        --
     Issuance of Common Stock to outside directors     --        --        6        --          16          --         --        --
                                                  -------   -------  -------   -------   ---------   ---------   --------  --------
Balance, December 31, 2001, as restated..........      --        --   21,061       211     102,764     (45,096)     3,045   (15,410)
     Net loss, as restated.......................      --        --       --        --          --     (17,613)        --        --
     Issuance of series C Preferred Stock........       5     5,000       --        --          --           --        --        --
     Issuance of Common Stock to outside directors     --        --        8        --          15           --        --        --
     Reissuance of Treasury Stock for employee
       stock plans...............................      --        --       --        --          --           --      (80)       226
     Accretion of dividends on series B Preferred
       Stock.....................................      --        --       --        --        (748)          --        --        --
     Accretion of issuance costs on series B
       Preferred Stock...........................      --        --       --        --         (70)          --        --        --
                                                  -------   -------  -------   -------   ----------  ----------  --------  --------
Balance, December 31, 2002, as restated..........       5   $ 5,000   21,069   $   211   $ 101,961   $ (62,709)     2,965  $(15,184)
                                                  =======   =======  =======   =======   =========   ==========  ========  =========


                     See accompanying notes to consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three-year Period ended December 31, 2002
                                 (in thousands)

                                                                                 2000         2001         2002
                                                                                 ----         ----         ----
                                                                              (Restated)   (Restated)   (Restated)
Cash flows from operating activities:
    Net income (loss)....................................................    $(12,504)     $(40,678)    $ (17,613)
    Adjustments to reconcile net income (loss) to cash provided from
    (used in) operations:
         (Gain) loss on disposition of real estate.......................       1,766           282          (97)
         Impairment charges..............................................          --         5,044          (30)
         Depreciation and amortization...................................       7,428        11,883        11,909
         Deferred taxes..................................................      (2,990)        4,524            --
         (Increase) decrease in:
             Accounts receivable, net....................................      (1,476)       (1,215)          725
             Inventories.................................................      (1,499)        1,629           (50)
             Other current assets........................................      (1,088)        2,547          (439)
             Other assets, net...........................................      (1,647)        1,164        (2,283)
         Increase (decrease) in:
             Accounts payable............................................        (126)        1,102          (233)
             Accrued liabilities.........................................         395         2,183           920
             Deferred revenues...........................................       3,189         2,812          (439)
             Deferred lease obligations..................................       1,038         2,758         3,242
                                                                             --------      --------     ---------
             Net cash (used in) operations...............................      (7,514)       (5,965)       (4,388)

Cash flows provided from (used in) investing activities:
    Capital expenditures.................................................     (62,173)      (16,122)       (6,653)
    Distributions from unconsolidated subsidiary.........................          --            32            --
    Decrease in due from affiliates......................................         148            --            --
    Decrease in restricted cash..........................................      34,393         6,996            --
    Proceeds from sale of Spectrum Clubs.................................       3,593            --            --
    Proceeds from sale of The Sports Club/Las Vegas - net of costs.......          --            --         6,154
    Proceeds from sale of Houston real estate - net of costs.............          --            --         3,133
                                                                             --------      --------     ---------
             Net cash provided from (used in) investing activities.......     (24,039)       (9,094)        2,634

Cash flows provided from (used in) financing activities:
    Proceeds from issuance of Preferred Stock - net of costs.............          --            --        14,908
    Exercise of employee stock options...................................          61             5            --
    Proceeds from notes payable and equipment financing loans............       7,681        24,588        21,725
    Repayments of notes payable and equipment financing loans............      (1,237)      (19,111)      (33,176)
                                                                             ---------     ---------    ----------
             Net cash provided from financing activities.................       6,505         5,482         3,457
                                                                             --------      --------     ---------
             Net increase (decrease) in cash and cash equivalents.......      (25,048)       (9,577)        1,703
Cash and cash equivalents at beginning of year...........................      36,107        11,059         1,482
                                                                             --------      --------     ---------
Cash and cash equivalents at end of year.................................    $ 11,059      $  1,482     $   3,185
                                                                             ========      ========     =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest...............................    $ 11,605      $ 12,118     $  11,902
                                                                             ========      ========     =========
    Cash paid during the year for income taxes...........................    $    977      $    533     $     242
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

2. Restatement

     The Company has determined that certain revenues relating to the payment of last month dues under certain membership agreements at three of our Clubs should have been deferred at the time the memberships were initiated. Accordingly, the Company has restated its deferred revenues and retained earnings by $2,257,000, effective January 1, 2000, to reflect this adjustment. The restatement had no impact on the results of operations or cash flows for the periods presented and had the following impact on the consolidated balance sheet. In addition, we have adjusted our deferred tax asset and net operating loss carryforward as described in Note 12. Also see Note 19.

                                                      December 31, 2001
                                                      -----------------
                                                       (in thousands)
                                               As Originally     As Previously
                                                 Reported           Restated
                                                 --------           --------
  Deferred revenues......................    $         13,670   $        15,927
                                             ================   ===============

  Current liabilities....................    $         39,500   $        41,757
                                             ================   ===============

  Total Liabilities......................    $        149,124   $       151,381
                                             ================   ===============

  Accumulative deficit...................    $       (39,481)   $      (41,738)
                                             ================   ===============

  Net Stockholders' Equity...............    $         48,084   $        45,827
                                             ================   ===============

3. Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

     The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight-line basis, over an estimated membership period of three years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last month dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from the Company's SportsMed subsidiary are recognized based upon the estimated amount to be collected.

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

     In December 2001, the Company recorded an impairment loss of $1,801,000 related to its SportsMed subsidiary.

Goodwill

     During July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized against earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill and certain intangibles ceases upon adoption of SFAS No. 142, which is effective for fiscal years starting after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company has goodwill recorded which will no longer be amortized subsequent to the adoption of SFAS No. 142. The Company completed the transitional impairment test, which did not result in the impairment of recorded goodwill. In addition, the Company was not required to reclassify any portion of goodwill as a result of the adoption of SFAS No. 142.

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

     The adoption of SFAS No. 142 had the following effect on the Company's reported net income (loss) attributable to common shareholders and net income
(loss) per share for the years ended December 31, 2000, 2001 and 2002 (in thousands, except per share amounts):

                                                                    Years Ended
                                                                    December 31,
                                                                    ------------
                                                         2000           2001          2002
                                                         ----           ----          ----

Reported net income (loss) attributable to
    common shareholders..........................    $  (12,504)    $  (40,678)   $  (18,501)
 Add back: Goodwill amortization, net of tax.....           288            494            --
                                                     ----------     ----------    ----------
Adjusted net income (loss) attributable to
    common shareholders..........................    $  (12,216)    $  (40,184)   $  (18,501)
                                                     ===========    ===========   ===========

Reported basic and diluted
    income (loss) per share......................    $    (0.70)    $    (2.27)   $    (1.02)
                                                     ===========    ===========   ===========

Adjusted basic and diluted
    income (loss) per share......................    $    (0.69)    $    (2.24)   $    (1.02)
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

     In the fourth quarter of 2001, the Company determined, based on year to date operating results and projections for the next three years, that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable losses incurred in 2001 and 2002, and in the fourth quarter of 2001, the Company recorded a valuation allowance of $19,627,000 to offset its net deferred tax asset recorded through that date (See Note 12 - Income Taxes). The Company will continue to evaluate its projected future taxable operating income and reconsider its current determination when appropriate.

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



                                                                           Year ended December 31,
                                                                           -----------------------
                                                                     2000            2001           2002
                                                                     ----            ----           ----
                                                                   (in thousands, except per share data)
   Net income (loss) attributable to common sharehholders:
         As reported.................................         $  (12,504)     $  (40,678)      $  (18,501)
         Pro forma...................................         $  (13,552)     $  (42,218)      $  (19,740)

   Basic and Diluted income (loss) per share:
         As reported.................................         $    (0.70)     $    (2.27)      $    (1.02)
         Pro forma...................................         $    (0.76)     $    (2.35)      $    (1.09)


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

Impact of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, the

Company will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The adoption of SFAS 145 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. The Company has chosen not to adopt the fair value measurement provisions of SFAS 123.

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

Disposition of Club

     In January 2002, the Company sold The Sports Club/Las Vegas to another club operator. An impairment loss of $3,243,000 was recorded in December 2001 to reduce the carrying value of The Sports Club/LasVegas to its fair value less costs to sell. A gain of $30,000, related to the sale of The Sports Club/Las Vegas was recorded in January 2002. The gain was based upon the actual proceeds received from the sale of this Club.

5. Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

                                                            At December 31,
                                                            ---------------
                                                          2001           2002
                                                          ----           ----
                                                              (in thousands)
Land..............................................  $    16,082     $    10,621
Building and improvements.........................      145,735         146,814
 Furniture, fixtures and equipment................       39,635          40,314
                                                    -----------     -----------
                                                        201,452         197,749
Less accumulated depreciation and amortization....       30,653          41,119
                                                    -----------     -----------
Net property and equipment........................  $   170,799     $   156,630
                                                    ===========     ===========

     Equipment   secured  by  equipment   financing  loans  was  $8,219,000  and
$8,151,000 and related accumulated amortization was $2,196,000 and $4,111,000 at December 31, 2001 and 2002, respectively.

6. Notes Payable and Capitalized Lease Obligations

     Notes payable and capitalized lease obligations are summarized as follows:

                                                              At December 31,
                                                              ---------------
                                                           2001           2002
                                                           ----           ----
                                                              (in thousands)
Senior secured notes (a).........................    $   100,000   $    100,000
Equipment financing loans (b)....................          6,023          4,040
Other note payable (c)...........................            963             --
Bank credit facility (See Note 7)................          8,505             --
                                                     -----------   ------------
                                                         115,491        104,040
Less current installments........................         11,449          2,158
                                                     -----------   ------------
                                                     $   104,042   $    101,882
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

(c) This note was issued in connection with the acquisition of The Sports Club/LA - Upper East Side. Final payment was made during 2002.

     Future minimum annual principal payments at December 31, 2002, are as follows (in thousands):

         2003................................................    $     2,158
         2004................................................          1,784
         2005................................................             98
         2006................................................        100,000
                                                                 -----------
                                                                 $   104,040
                                                                 ===========

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

                                                                         Net
                                                          Sublease     Rental
                                           Commitments    Rentals   Commitments
                                           -----------    -------   -----------
Year ending December 31:
     2003..............................  $    29,211    $    6,391  $    22,820
     2004..............................       29,878         7,050       22,828
     2005..............................       29,638         7,295       22,343
     2006..............................       29,717         7,336       22,381
     2007..............................       29,832         7,451       22,381
     Thereafter........................      300,894        53,657      247,237
                                         -----------    ----------  -----------
          Total minimum lease payments.  $   449,170    $   89,180  $   359,990
                                         ===========    ==========  ===========

     Rent expense for facilities and equipment, including minimum lease payments recorded on a straight-line basis over the lease term, aggregated $10,675,000, $18,662,000 and $23,278,000 for the years ended December 31, 2000, 2001 and
2002, respectively.

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

Initial fair value, sale price of $10,500
      less costs to issue of $592......................   $              9,908
Redemption value accretion.............................                     71
Accrued and unpaid dividends accretion.................                    748
                                                          ---------------------
     Total carrying value                                 $             10,727
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

11. Income (Loss) per Share

     The following is a reconciliation of the basic and diluted income (loss) per share computations for the years 2000, 2001 and 2002:


                                                                         Year ended December 31,
                                                                         -----------------------
                                                                   2000            2001            2002
                                                                   ----            ----            ----
                                                                  (in thousands, except per share data)

   Net income (loss) attributable to common shareholders
   used for basic and diluted income (loss) per share....     $  (12,504)     $   (40,678)     $   (18,501)
                                                              ===========     ============     ============

   Shares of Common Stock and
     Common Stock equivalents:
           Weighted average shares used
              in basic computation........................         17,773          17,939           18,080
                                                              ===========     ===========      ===========
           Weighted average shares used in
              dilutive computation........................         17,773          17,939           18,080
                                                              ===========     ===========      ===========

   Income (loss) per share:
      Basic and Diluted...................................    $    (0.70)     $     (2.27)     $     (1.02)
                                                              ===========     ============     ============


12. Income Taxes

         The provision for income taxes consists of the following:

                                              Year ended December 31,
                                              -----------------------
                                       2000            2001             2002
                                       ----            ----             ----
                                                  (in thousands)
Current:
      Federal.................... $   (2,280)     $         89     $      (930)
      State......................      1,182               757             620
                                  ----------      ------------     -----------
                                      (1,098)              846            (310)
Deferred:
      Federal....................     (3,776)            3,486              --
      State......................     (3,108)            1,038              --
                                  -----------     ------------     -----------
                                      (6,884)            4,524              --
                                  -----------     ------------     -----------
Income tax provision (benefit)... $   (7,982)     $      5,370     $      (310)
                                  ===========     ============     ============


     Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:
                                                      Year ended December 31,
                                                      -----------------------
                                                 2000        2001         2002
                                                 ----        ----         ----
                                                        (in thousands)

Computed "expected" tax expense (benefit)..$  (6,965)  $  (12,005)  $   (6,093)
Increase (decrease) in tax resulting from:
    State taxes - net of federal benefit....  (1,272)      (2,091)        (998)
    Meals and entertainment................       65           63           75
     Change in valuation allowance.........       --       19,627        7,198
    Other..................................      190         (224)        (492)
                                            ---------   -----------  -----------
Income tax provision (benefit).............$  (7,982)  $    5,370   $     (310)
                                           ==========  ==========   ===========

     The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows.

                                                          At December 31,
                                                          ---------------
                                                      2001              2002
                                                      ----              ----
Deferred tax assets:                                       (in thousands)
     Deferred revenues.....................  $         2,153  $          1,368
     Operating loss carry forwards.........           19,910            24,198
     Accrued vacation......................              223               257
     Bad debt..............................              121               193
     State taxes...........................              624               315
     Other.................................              669             1,837
                                             ---------------  ----------------
            Gross deferred tax assets......           23,700            28,168
Deferred tax liabilities:
     Depreciation and amortization.........           (4,073)           (1,343)
     Other.................................               --                --
                                             ---------------  ----------------
            Gross deferred tax liabilities.           (4,073)           (1,343)
                                             ---------------- -----------------
Net deferred tax asset.....................           19,627            26,825
Valuation allowance........................          (19,627)          (26,825)
                                             ---------------- -----------------
Net deferred tax asset.....................  $            --  $             --
                                             ===============  ================

     The Company has determined, based on year to date operating results and projections for the next three years that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable losses and recorded valuation allowances of $19,627,000 and $7,198,000 in 2001 and 2002, respectively to offset the Company's net deferred tax assets.

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

     As of December 31, 2002, the Company had federal and state net operating loss carryforwards of $43,685,000 and $76,571,000 respectively, beginning expiration in 2020 and 2005, respectively.

13. Non-Recurring Items

     The Company recorded the following income (expense) as non-recurring items in each of the years in the three-year period ended December 31, 2002:

                                                                             Year ending December 31,
                                                                             ------------------------
                                                                        2000           2001           2002
                                                                        ----           ----           ----
                                                                                  (in thousands)
Class action litigation settlement..............................    $ (1,476)      $        --    $       --
Loss on sale of Fountain Valley real estate (See Note 4)........      (1,017)               --            --
Impairment of Houston real estate (See Note 4)..................        (749)               --            --
Gain on sale of Houston real estate (See Note 4)................          --                --            97
Gain on sale of The Sports Club/Las Vegas (See Note 4)..........          --                --            30
Interest reversal on litigation settlement......................          --               397            --
                                                                    --------       -----------    ----------
                                                                    $ (3,242)      $       397    $      127
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

     A summary of the status of the Company's stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years then ended are presented below:


                                                                                              Weighted
                                                                                          Average Exercise
                                                                              Shares           Price
                                                                              ------           -----
Outstanding at January 1, 2000.......................................         1,169,832   $     5.01
Granted..............................................................           744,499         6.50
Canceled.............................................................          (355,499)        6.67
Exercised............................................................           (25,000)        2.96
                                                                              ---------
Outstanding at December 31, 2000.....................................         1,533,832         5.94
                                                                              =========
Options exercisable at December 31, 2000.............................           559,675         5.36
                                                                              =========
Weighted-average per share fair value of options
granted during year ended December 31, 2000..........................                           4.25

Outstanding at January 1, 2001.......................................         1,533,832         5.94
Granted..............................................................           411,915         3.09
Canceled.............................................................           (93,472)        2.23
Exercised............................................................            (2,000)        2.56
                                                                              ---------
Outstanding at December 31, 2001.....................................         1,850,275         5.37
                                                                              =========
Options exercisable at December 31, 2001.............................           915,284         5.83
                                                                              =========
Weighted-average per share fair value of options
granted during year ended December 31, 2001.......................                              3.09

Outstanding at January 1, 2002.......................................         1,850,275         5.37
Granted..............................................................                --           --
Canceled.............................................................           (64,942)        5.20
Exercised............................................................                --           --
                                                                              ---------

Outstanding at December 31, 2002.....................................         1,785,333         5.38
                                                                              =========

Options exercisable at December 31, 2002.............................         1,296,448         5.61
                                                                              =========

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

17. Liquidity

     At December 31, 2002, the Company was not in compliance with one of the covenants required under its loan agreement. Comerica Bank - California has waived this default. The Bank's waiver only covered the quarter ended December 31, 2002 and therefore it is likely that the Company may incur a similar default for the various reporting quarters during 2003. If this occurs, the Bank will have the option of terminating the credit agreement or continuing to waive any new defaults. If the Bank terminates the credit agreement two of the Company's major shareholders, who now guarantee the bank credit line, have committed to providing the Company with sufficient financial support to continue its operations.

18. Quarterly Summary of Information (Unaudited)

     The following unaudited condensed quarterly financial data has been restated as described in Note 19:


                                                                               2002
                                                  ------------------------------------------------------------
                                                    March 31       June 30       September 30      December 31
                                                    --------       -------       ------------      -----------
                                                             (in thousands, except per share amounts)
Revenue:
     As reported.............................     $    29,546   $     30,495    $     30,272     $     32,175
                                                  ===========   ============    ============     ============
     As restated.............................     $    29,968   $     29,946    $     30,195     $     30,744
                                                  ===========   ============    ============     ============

Net income (loss) attributable to Common shareholders:
     As reported.............................     $    (4,970)  $     (4,876)   $     (4,020)    $     (3,812)
                                                  ============  =============   =============    =============
     As restated.............................     $    (4,312)  $     (5,239)   $     (3,882)    $     (5,068)
                                                  ============  =============   =============    =============

Net income (loss) per share basic and diluted:
     As reported.............................     $     (0.28)  $      (0.27)   $      (0.22)    $      (0.21)
                                                  ============  =============   =============    =============
     As restated.............................     $     (0.24)  $      (0.29)   $      (0.21)    $      (0.28)
                                                  ============  =============   =============    =============


                                                                               2001
                                                  ------------------------------------------------------------
                                                    March 31       June 30       September 30      December 31
                                                    --------       -------       ------------      -----------
                                                             (in thousands, except per share amounts)
Revenue:
     As reported.............................     $    23,546   $     25,076    $     24,041     $     29,381
                                                  ===========   ============    ============     ============
     As restated.............................     $    23,875   $     24,573    $     24,011     $     27,706
                                                  ===========   ============    ============     ============

Net income (loss) attributable to common shareholders:
     As reported.............................     $    (4,642)  $     (3,849)   $     (4,683)    $    (24,886)
                                                  ============  =============   =============    =============
     As restated.............................     $    (4,302)  $     (3,993)   $     (4,555)    $    (27,828)
                                                  ============  =============   =============    =============

Net income (loss) per share basic and diluted:
     As reported.............................     $     (0.26)  $      (0.21)   $      (0.26)    $      (1.39)
                                                  ============  =============   =============    =============
     As restated.............................     $     (0.24)  $      (0.22)   $      (0.25)    $      (1.55)
                                                  ============  =============   =============    =============


     In the fourth quarter of 2001, the Company recorded the following significant adjustments:

|X| An  impairment  loss of  $3,243,000  related to the  disposal  of The Sports
    Club/Las Vegas.

|X| An impairment loss of $1,801,000 to write-down the goodwill of the Company's
    SportsMed subsidiary.

|X| A valuation allowance on the net deferred tax assets of $19,627,000.

19. Subsequent restatement

     On March 31, 2003, the Company filed its annual report on Form 10-K which included its consolidated financial statements covering fiscal years 2000, 2001 and 2002 that had been restated to correct the methodology used to recognize last months dues revenues (see Note 2 to consolidated financial statements in this Form 10-K/A). Subsequent to the restatement the Company determined that additional adjustments are required to correct other errors in the previously issued financial statements. The adjustments consist of several items. The principle adjustment is a correction of the methodology used to recognize private training revenues. The Company had been recognizing private training revenues on a cash basis rather than when the private training session was given, as required by GAAP. The other adjustments made as part of this restatement include adjustments to properly record deferred revenue; record a reserve on SportsMed's receivables which was originally recorded as an adjustment to goodwill ($205,740 in 2000); reduce revenue ($1,086,871, $718,742 and $563,747 for the years ending December 31, 2002, 2001 and 2000, respectively) with corresponding reductions in direct expenses to correct an improper gross up of revenues and expenses relating to employee meals and discounts; adjust general and administrative expenses to increase (decrease) management bonus expense in the years earned ($129,305, ($469,664) and $28,360 for the years ending December 31, 2002, 2001 and 2000, respectively); reduce the impairment charge in 2001 as a result of the adjustment to the SportsMed revenue discussed above; increase depreciation expense and rent expense (recorded as direct expenses) to reflect properly the lease term and useful lives of certain assets; increase "Other Income" in 2002 as a result of the impact of certain deferred revenue on the gain on the sale of the Company's Las Vegas Club; and record adjustments relating to the income tax effects of the Company's restatement. Cash flows from operating, investing and financing activities did not change as a result of this restatement.

     As a result of this restatement the Company incurred additional defaults of the covenants contained in its Bank Credit Agreement with Comerica Bank - California. On June 12, 2003, the Company replaced its bank agreement with a new $20.0 million secured loan payable to Orange County's Credit Union. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club Inc. the Company's wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by the Company's two Co-Chief Executive Officers. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

     The following summarizes the adjustments that are a part of the current restatement (amounts are in thousands):

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                     2000           2001          2002
                                                                     ----           ----          ----
Loss before income taxes, as reported......................    $  (19,327)     $  (34,690)    $ (17,099)
   Private training revenue adjustment.....................        (1,094)         (1,409)         (466)
   Other adjustments.......................................           (65)            791          (358)
                                                               -----------     ----------     ----------
Loss before income taxes, as restated......................       (20,486)        (35,308)      (17,923)
   Income taxes, as restated...............................        (7,982)          5,370          (310)
                                                               -----------     ----------     ----------
Net loss before dividends on preferred stock, as restated..    $  (12,504)     $  (40,678)    $ (17,613)
                                                               ===========     ===========    ==========


     Restated balance sheets at December 31, 2002 and 2001 and restated statements of operations for the years ended December 31, 2002, 2001 and 2000 are presented below. The amounts are in thousands, except per share amounts:



                                                                                        At December 31, 2002
                                                                                        Private
                                                                            As         Training         Other            As
                                                                         Reported      Adjustment     Adjustments     Restated
                                                                         --------      ----------     -----------     --------
                               ASSETS

Current assets:
    Cash and cash equivalents.....................................     $     3,185   $        --    $        --     $     3,185
    Accounts Receivable, net of allowance for doubtful accounts...           3,951            --             --           3,951
    Inventories...................................................           1,169            --             --           1,169
    Other current assets..........................................           1,148            --             --           1,148
                                                                       -----------   -----------    -----------     -----------
      Total current assets........................................           9,453            --             --           9,453

Property and equipment, net.......................................         156,798            --           (168)        156,630
Goodwill, less accumulated amortization...........................          12,794            --             --          12,794
Other assets......................................................           7,509            --             --           7,509
                                                                       -----------   -----------    -----------     -----------
                                                                       $   186,554   $        --    $      (168)    $   186,386
                                                                       ===========   ===========    ============    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and equipment financing
       Loans......................................................      $     2,158  $        --    $        --     $     2,158
    Accounts payable..............................................            2,545           --             --           2,545
    Accrued liabilities...........................................           12,445           --            212          12,657
    Deferred membership revenues..................................           14,615        4,474           (858)         18,231
                                                                        -----------  -----------    ------------    -----------
      Total current liabilities...................................           31,763        4,474           (646)         35,591



Notes payable and equipment financing loans, less current
       installments...............................................          101,882           --             --         101,882
Deferred lease obligations........................................            8,122           --            185           8,307
Minority interest.................................................              600           --             --             600
                                                                        -----------  -----------    -----------     -----------
      Total liabilities...........................................          142,367        4,474           (461)        146,380


Commitments and contingencies

Redeemable Preferred Stock........................................           10,727          --              --          10,727

Stockholders' equity:
    Preferred Stock...............................................            5,000          --              --           5,000
    Common Stock..................................................              211          --              --             211
    Additional paid in capital....................................          101,961          --              --         101,961
    Accumulated deficit...........................................          (58,528)     (4,474)            293         (62,709)
    Treasury Stock, at cost.......................................          (15,184)         --              --         (15,184)
                                                                        -----------  ----------     -----------     ------------
      Net stockholders' equity....................................           33,460      (4,474)            293          29,279
                                                                        -----------  -----------    -----------     -----------
                                                                        $   186,554  $       --     $      (168)    $   186,386
                                                                        ===========  ==========     ===========      ==========



                                                                                           At December 31, 2001
                                                                                       Private
                                                                            As         Training          Other              As
                                                                         Reported      Adjustment      Adjustments      Restated
                                                                         --------      ----------      -----------      --------
                                ASSETS

Current assets:
    Cash and cash equivalents....................................       $     1,482  $       --     $        --      $    1,482
    Accounts Receivable, net of allowance for doubtful accounts..             4,840          --              --           4,840
    Inventories..................................................             1,225          --              --           1,225
    Other current assets.........................................               734          --              --             734
                                                                        -----------  ----------     -----------      ----------
      Total current assets.......................................             8,281          --              --           8,281

Property and equipment, net......................................           170,893          --             (94)        170,799
Goodwill, less accumulated amortization..........................            12,794          --              --          12,794
Other assets.....................................................             5,240          --              --           5,240
                                                                        -----------  ----------     -----------      ----------
                                                                        $   197,208  $       --     $       (94)     $  197,114
                                                                        ===========  ==========     ============     ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and equipment financing
      Loans......................................................       $    11,449  $       --     $        --      $   11,449
    Accounts payable.............................................             3,028          --              --           3,028
    Accrued liabilities..........................................            11,353          --              82          11,435
    Deferred membership revenues.................................            15,927       4,008            (909)         19,026
                                                                        -----------  ----------     ------------     ----------
      Total current liabilities..................................            41,757       4,008            (827)         44,938

Notes payable and equipment financing loans, less current
      installments...............................................           104,042          --              --         104,042
Deferred lease obligations.......................................             4,982          --              83           5,065
Minority interest................................................               600          --              --             600
                                                                        -----------  ----------     -----------      ----------
      Total liabilities..........................................           151,381       4,008            (744)        154,645

Commitments and contingencies

Redeemable Preferred Stock.......................................                --          --             --               --

Stockholders' equity:
    Common Stock.................................................               211          --             --              211
    Additional paid in capital...................................           102,764          --             --          102,764
    Accumulated deficit..........................................          (41,738)      (4,008)           650          (45,096)
    Treasury Stock, at cost......................................          (15,410)          --             --          (15,410)
                                                                        -----------  ----------     ----------       -----------
      Net stockholders' equity...................................            45,827      (4,008)           650           42,469
                                                                        -----------  -----------    ----------       ----------
                                                                        $   197,208  $       --     $      (94)      $  197,114
                                                                        ===========  ==========     ===========      ==========


                                                                                       Year Ended December 31, 2002
                                                                                       Private
                                                                              As      Training          Other            As
                                                                           Reported  Adjustment      Adjustments      Restated
                                                                           --------  ----------      -----------      --------

Revenues..........................................................      $   122,488  $     (466)    $    (1,169)     $   120,853

Operating expenses:
    Direct........................................................          101,957           --           (984)         100,973
    General and administrative....................................            7,285           --            129            7,414
    Selling.......................................................            4,907           --             --            4,907
    Depreciation and amortization.................................           11,835           --             74           11,909
    Pre-opening expenses..........................................              130           --             --              130
                                                                        -----------  -----------    -----------      -----------
      Total operating expenses....................................          126,114           --           (781)         125,333
                                                                        -----------  -----------    -----------      -----------
        Income (loss) from operations.............................          (3,626)         (466)          (388)          (4,480)

Other income (expense):
    Interest, net.................................................         (13,420)           --             --          (13,420)
    Minority interests............................................            (150)           --             --             (150)
    Non-recurring items...........................................               97           --             30              127
                                                                        -----------  -----------    -----------      -----------
        Income (loss)  before income taxes........................         (17,099)         (466)          (358)         (17,923)
Provision (benefit) for income taxes..............................            (309)            --            (1)            (310)
                                                                        -----------  ------------   ------------     ------------
        Net income (loss).........................................         (16,790)         (466)          (357)         (17,613)
Dividends on preferred stock......................................              888           --             --              888
                                                                        -----------  -----------    -----------      -----------
        Net income (loss) attributable to common shareholders.....      $  (17,678)  $      (466)   $      (357)     $   (18,501)
                                                                        ===========  ============   ============     ============

Net income (loss) per share:
    Basic and diluted.............................................      $    (0.98)  $     (0.02)   $     (0.02)     $     (1.02)

Weighted average number of common shares outstanding:
    Basic and diluted.............................................           18,080           --             --           18,080




                                                                                       Year Ended December 31, 2001
                                                                                       Private
                                                                             As        Training          Other            As
                                                                          Reported    Adjustment      Adjustments      Restated
                                                                          --------    ----------      -----------      --------

Revenues..........................................................      $   102,044  $    (1,409)   $      (470)     $   100,165

Operating expenses:
    Direct........................................................           88,219           --           (659)          87,560
    General and administrative....................................            8,938           --           (470)           8,468
    Selling.......................................................            3,880           --             --            3,880
    Depreciation and amortization..................................          11,809           --             74           11,883
    Pre-opening expenses...........................................           5,884           --             --            5,884
    Impairment charges.............................................           5,250           --           (206)           5,044
                                                                        -----------  -----------    ------------     -----------
      Total operating expenses.....................................         123,980           --         (1,261)         122,719
                                                                        -----------  -----------    ------------     -----------
        Income (loss) from operations..............................         (21,936)      (1,409)           791          (22,554)

Other income (expense):
    Interest, net..................................................         (13,001)          --             --          (13,001)
    Minority interests.............................................            (150)          --             --             (150)
    Non-recurring items............................................             397           --             --              397
                                                                        -----------  -----------    -----------      -----------
        Income (loss) before income taxes..........................         (34,690)      (1,409)           791          (35,308)
Provision (benefit) for income taxes...............................           3,370           --          2,000            5,370
                                                                        -----------  -----------    -----------      -----------
        Net income (loss)..........................................     $   (38,060) $    (1,409)   $    (1,209)     $   (40,678)
                                                                        ============ ============   ============     ============

Net income (loss) per share:
    Basic and diluted..............................................     $    (2.12)  $     (0.08)   $     (0.07)     $     (2.27)

Weighted average number of common shares outstanding:
    Basic and diluted..............................................          17,939           --             --           17,939


                                                                                       Year Ended December 31, 2000
                                                                                       Private
                                                                              As       Training          Other            As
                                                                           Reported    Adjustment      Adjustments      Restated
                                                                           --------    ----------      -----------      --------

Revenues...........................................................     $    76,869  $    (1,094)   $     (558)      $    75,217

Operating expenses:
    Direct.........................................................          59,116           --          (541)           58,575
    General and administrative.....................................           7,298           --            28             7,326
    Selling........................................................           2,915           --            --             2,915
    Depreciation and amortization..................................           7,408           --            20             7,428
    Pre-opening expenses...........................................           9,589           --            --             9,589
                                                                        -----------  -----------    ----------       -----------
      Total operating expenses.....................................          86,326           --          (493)           85,833
                                                                        -----------  -----------    -----------      -----------
        Income (loss) from operations..............................          (9,457)      (1,094)          (65)          (10,616)

Other income (expense):
    Interest, net..................................................          (6,478)          --            --            (6,478)
    Minority interests.............................................            (150)          --            --              (150)
    Non-recurring items............................................          (3,242)          --            --            (3,242)
                                                                        -----------  -----------    ----------       ------------
        Income (loss)  before income taxes.........................         (19,327)      (1,094)          (65)          (20,486)
Provision (benefit) for income taxes...............................          (6,940)          --        (1,042)           (7,982)
                                                                        -----------  -----------    -----------      ------------
        Net income (loss)..........................................     $   (12,387)  $   (1,094)   $      977       $   (12,504)
                                                                        ===========  ============   ==========       ============

Net income (loss) per share:
    Basic and diluted..............................................     $     (0.70)  $       --    $        --      $     (0.70)

Weighted average number of common shares outstanding:
    Basic and diluted..............................................          17,773           --             --           17,773

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


                                                                              Long-Term
                                                                            Compensation
                                             Annual Compensation               Shares            All Other
                                             -------------------             Underlying        Compensation
 Name & Position                Year      Salary($)      Bonus($)(c)       Options Awards         ($)(a)
 ---------------               -----  --------------- ---------------    -----------------    -------------
D. Michael Talla..........     2002   200,000(b)             --                   --              17,814
  Co-Chief Executive Officer   2001   240,000(b)             --                115,000            17,979
  and Chairman of the Board    2000   243,875(b)           75,000              250,000            14,245

Rex A. Licklider..........     2002   200,000                --                   --              14,184
  Co-Chief Executive Officer   2001   240,000                --                115,000            14,613
  and Vice Chairman of
  the Board...............     2000   156,050              75,000                 --              10,879

Nanette Pattee Francini...     2002   160,000              20,000                 --              11,906
  Executive Vice President     2001   200,000                --                 21,733            12,195
  and Director............     2000   198,325              60,000               78,267             9,617

Mark S. Spino.............     2002   160,000              20,000                 --              13,962
  Senior Vice President of     2001   200,000                --                 21,733            17,913
  Development                  2000   197,916              60,000               78,267            14,145

Philip J. Swain...........     2002   160,000              20,000                 --              17,385
  Senior Vice President of     2001   200,000                --                 21,733            16,932
  Operations                   2000   198,325              60,000               78,267            12,704

Timothy M. O'Brien........     2002   160,000              20,000                 --              15,953
  Chief Financial Officer      2001   200,000                --                 21,733            17,913
  and Assistant Secretary      2000   197,916              60,000               78,267             4,716
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

(c) Amounts earned in 2000 will not be paid to the Named Executive Officers until such time as the Company's quarterly EBITDA, as defined, exceeds its debt service and capital expenditures.

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

                               Number of Shares Underlying         Value of In-the-Money
                              Unexercised Options at Fiscal    Unexercised Options at Fiscal
                                       Year-End(a)                      Year-End(b)
                            ------------------------------   --------------------------------
                               Exercisable    Unexercisable     Exercisable    Unexercisable
Name                               (#)             (#)              ($)             ($)
----                        --------------- ---------------  --------------- ----------------
D. Michael Talla........           235,001          159,999       -0-              -0-
Rex A. Licklider........            38,334           76,666       -0-              -0-
Nanette Pattee Francini.           169,424           40,576       -0-              -0-
Mark S. Spino...........           169,424           40,576       -0-              -0-
Philip J. Swain.........           179,424           40,576       -0-              -0-
Timothy M. O'Brien......           199,424           40,576       -0-              -0-

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


                                                       Shares Issuable
                                                       upon Conversion
                                                        of Preferred
                                                          Stock or                        Total and Percent of
                                           Shares         exercise       Shares Held       Stock Outstanding
          Name and Address                  Owned        of options          Under       -----------------------
       of Beneficial Owner(a)            Directly(b)   within 60 days(c) 401-K Plan(d)    Number       Percent
       ----------------------            -----------   ----------------  -------------    ----------------------

D. Michael Talla (e)..................      4,503,886          690,000          5,938   5,199,824    32.558
Nanette Pattee Francini (e)...........        256,107          193,334          2,992     452,433    32.558
Mark S. Spino (e).....................        227,969          193,334          4,389     425,692    32.558
Philip J. Swain (e)...................        112,164          203,334          4,033     319,531    32.558
Voting Trust (e)......................      5,100,126        1,280,002         17,352   6,397,480    32.558
Timothy O'Brien.......................          3,000          223,334          4,273     230,607    1.240
The Licklider Living Trust
  Dated May 2, 1986...................      1,929,999          743,333           --     2,673,332    13.987
Andrew L. Turner......................          6,000            --              --         6,000      *
Charles A. Norris(f)..................          2,000          166,667           --       168,667    19.633
Brian J. Collins (g)..................         57,601            --              --        57,601    36.366
George J, Vasilakos...................        325,900            --              --       325,900    1.774
All Directors and Executive Officers as
a Group (10 persons)..................      7,424,626        2,413,336         21,625   9,859,587    47.441
Millennium (g)........................      6,198,394          666,666           --     6,865,060    36.366
Kayne Anderson Capital Advisors, L.P.(f)      793,628        3,500,000           --     4,293,628    19.633

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
                                                     Shares
                                                      Held        Total Shares
Named Person                                        Directly          Held
------------                                       ------------       ----
D. Michael Talla:
     Individually..............................      4,332,905
     Spouse....................................         30,953
     Trusts for two minor children.............        140,028
                                                   ------------
        Total..............................................          4,503,886
Nanette Pattee Francini....................................            256,107
Mark S. Spino..............................................            227,969
Philip J. Swain............................................            112,164
                                                              ----------------
     All Parties to Voting Agreement.......................          5,100,126

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

(g)  The Millennium shares are held by the following affiliates:
                                                                    Shares Held
                                                                    -----------
     Brian J. Collins........................................           57,601
     Millennium Partners LLC.................................        2,253,863
     Millennium Development Partners L.P.....................          978,900
     MDP Ventures I LLC......................................           72,100
     MDP Ventures II LLC.....................................        2,268,531
     Millennium Entertainment Partners L.P...................          625,000
                                                                 -------------
          Total                                                      6,198,394

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

     Messrs. Talla and Licklider and Millennium. In consideration of executing a guaranty in favor of Comerica Bank - California (the "Bank") in connection with the Bank's renewal of our $15.0 million credit facility (the "Credit Facility"), Messrs. Licklider and Talla and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with us as of July 3, 2001, pursuant to which we were obligated to pay an annual commitment fee to each of the guarantors. At our discretion the 2001 fee was paid in restricted shares of Common Stock with each guarantor receiving 15,384 shares. In addition to the commitment fee we were also obligated to pay each guarantor a usage fee equal to 2% of such guarantor's pro rata portion of outstanding letters of credit and amounts advanced to us under the Credit Facility. In April 2003, we issued each guarantor 54,653 shares of common stock representing their 2% usage fee for the period from July 2001 through October 2002 and their 1% commitment fee for the most recent loan renewal. We remain obligated to pay the usage fee incurred after October 2002. In June 2003 we terminated the Credit Facility and entered into a new promissory note with another financial institution. The new note is for $20.0 million and is guaranteed by Messrs. Talla and Licklider. We have agreed to use commercially reasonable efforts to negotiate an agreement whereby we would indemnify Messrs. Talla and Licklider and pay a fee to them for the guarantee, provided that such fee is fair to us as determined by an authorized committee of our Board of Directors and is consistent with the requirements of our Indenture.

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



 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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

   3.3          Amendment to Bylaws dated February 1,          10-K/A         1-13290         10/14/97
                1995.

   3.4          Certificate of Designation of Series            8-K           1-13290         03/26/02
                B Convertible Preferred Stock of the
                Registrant.

   3.5          Corrected Certificate of Designation            8-K           1-13290         09/09/02
                of Series B Convertible Preferred
                Stock of the Registrant.

   3.6          Certificate of Designation of Series            8-K           1-13290         09/09/02
                C Convertible Preferred Stock of the
                Registrant.

   3.7          Amendment No. 2 to Bylaws dated July            10-K          1-13290         03/31/03
                21, 1999.



 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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



 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   4.11         Sixth Amendment to Rights Agreement             10-K          1-13290         03/31/03
                by and between the Registrant and American Stock Transfer &
                Trust entered into as of March 5, 2003.

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

   10.9         Management Agreement effective as of            S-1           33-79552        10/13/94
                June 3, 1992, between R-SC/NY, Ltd.
                and Pontius Realty, Inc.

  10.10         License Agreement between Reebok                S-1           33-79552        10/13/94
                Fitness Centers, Inc. and R-SC/NY,
                Ltd. dated June 3, 1992.

  10.11         Letter Agreement regarding R-SC/NY              S-1           33-79552        10/13/94
                dated June 3, 1992.

  10.12         Memorandum of Agreement between                 S-1           33-79552        10/13/94
                Reebok Fitness Centers, Inc. and the
                Company dated as of June 3, 1992.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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

  10.20         Letter Agreement by and between                 S-1           33-79552        10/13/94
                Reebok Fitness Centers, Inc. and the
                Company, which became effective on
                October 29, 1994.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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


 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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

  10.50         Form of The Sports Club Membership              10-K          1-13290         03/28/00
                Agreements.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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

  10.58         The Sports Club Company, Inc. 2001              10-K          1-13290         03/29/02
                Stock Incentive Plan. #







 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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









 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
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

  10.72         Waiver of Covenant Compliance Letter            10-K          1-13290         03/31/03
                from Comerica Bank - California dated
                March 26, 2003.

   21.1         Subsidiaries of the Registrant.                 10-K          1-13290         03/31/03

   23.1         Consent of KPMG LLP.                                                                              X

   99.1         Certification Pursuant to 18 U.S.C.             10-K          1-13290         03/31/03
                Section 1350, as adopted Pursuant to
                Section 906 of the Sarbanes - Oxley
                Act of 2002.

------------------

#    Compensation agreement or plan.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed from October 1, 2002 through March 31, 2003:

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

(c)  Exhibits

Index to Exhibits of Form 10-K/A

Exhibit
Number          Exhibit
------          -------

23.1            Consent of KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of June 2003.


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

Signature                    Title                                   Date
---------------------------- --------------------------------------- ---------

/s/ D. Michael Talla         Chairman of the Board                June 26, 2003
----------------------------
D. Michael Talla             and Co-Chief Executive Officer


/s/ Rex A. Licklider         Vice Chairman of the Board           June 26, 2003
----------------------------
Rex A. Licklider             and Co-Chief Executive Officer


/s/ Timothy O'Brien          Chief Financial Officer              June 26, 2003
----------------------------
Timothy M. O'Brien           (Principal Financial and Accounting
                              Officer)


/s/ Brian J. Collins         Director                             June 26, 2003
----------------------------
Brian J. Collins


/s/ Nanette Pattee Francini  Director                             June 26, 2003
----------------------------
Nanette Pattee Francini


/s/ Andrew L. Turner         Director                             June 26, 2003
----------------------------
Andrew L. Turner


/s/ George Vasilakos         Director                             June 26, 2003
----------------------------
George Vasilakos


/s/ Charles Norris           Director                             June 26, 2003
----------------------------
Charles Norris

                                 CERTIFICATIONS

I, D. Michael Talla, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Sports Club Company, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, June 26, 2003

/s/ D. Michael Talla
--------------------------------------
D. Michael Talla
Co-Chief Executive Officer

                                 CERTIFICATIONS

I, Rex A. Licklider, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Sports Club Company, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, June 26, 2003

/s/ Rex A. Licklider
--------------------------------------
Rex A. Licklider
Co-Chief Executive Officer

                                 CERTIFICATIONS

I, Timothy O'Brien, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Sports Club Company, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, June 26, 2003

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 23.1


                          Independent Auditors' Consent



The Board of Directors
The Sports Club Company, Inc.

We consent to incorporation by reference in the Registration Statement (No. 333-26421) on Form S-8 and the Registration Statement (No. 333-38459) on Form S-3 of The Sports Club Company, Inc. of our report dated February 21, 2003, except for note 19, which is as of June 12, 2003, relating to the consolidated balance sheets of The Sports Club Company, Inc as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and the related financial statement schedule, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K/A of The Sports Club Company, Inc. Our report refers to a restatement of the 2001 balance sheet and an adjustment to accumulated deficit as of January 1, 2000 and December 31, 2000 to properly record certain deferred membership revenues. Our report also refers to a restatement of the consolidated financial statements including adjustments to properly record deferred revenues for advanced payments received for private training services, certain operating expenses and the tax impacts of the Company's restatements. Finally, our report refers to a change in the method of accounting for goodwill and other intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.


KPMG LLP



Los Angeles, California
June 26, 2003