Form 10-Q
period 2003-03-31
SPORTS CLUB CO INC
filed 2003-06-26
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003
                            Commission File # 1-13290


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




                                                          Shares
                                                       Outstanding at
                  Class                                June 26, 2003
-------------------------------------       -----------------------------------
              Common Stock,                              18,369,649
        par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2002 and March 31, 2003
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                       December 31,       March 31,
                                       ASSETS                                              2002             2003
                                                                                           ----             ----
                                                                                        (Restated)
Current assets:
  Cash and cash equivalents                                                          $     3,185      $       803
  Accounts receivable, net of allowance for doubtful accounts
    of $534 and $538 at December 31, 2002 and March 31, 2003, respectively                 3,951            3,378
  Inventories                                                                              1,169            1,248
  Other current assets                                                                     1,148              903
                                                                                     -----------      -----------
    Total current assets                                                                   9,453            6,332

Property and equipment, at cost, net of accumulated depreciation and amortization of $41,119 and $44,076 at December 31, 2002 and
  March 31, 2003, respectively                                                           156,630          154,897
Costs in excess of net assets acquired, less accumulated amortization
  of $2,531 at December 31, 2002 and March 31, 2003                                       12,794           12,794
Other assets                                                                               7,509            8,131
                                                                                       ---------         --------
                                                                                       $ 186,386         $182,154
                                                                                       =========         ========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and equipment
    financing loans                                                                  $     2,158      $     5,857
  Accounts payable                                                                         2,545            2,177
  Accrued liabilities                                                                     12,657            9,361
  Deferred revenues                                                                       18,231           17,276
                                                                                     -----------      -----------
    Total current liabilities                                                             35,591           34,671

Notes payable and equipment financing loans,
  less current installments                                                              101,882          101,311
Deferred lease obligations                                                                 8,307            9,229
Minority interest                                                                            600              600
                                                                                       ---------         --------
  Total liabilities                                                                      146,380          145,811

Commitments and contingencies

Redeemable preferred stock, $.01 par value, 10,500 shares authorized;
  10,500 shares issued and outstanding (liquidation preference of $11,248 and
  $11,485 at December 31, 2002 and March 31, 2003, respectively)                          10,727           10,985

Shareholders' equity:
  Preferred stock, $.01 par value, 984,500 shares authorized;
    no shares issued or outstanding                                                           --               --
  Preferred stock, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding (liquidation preference of $5,140 and $5,251 at December 31, 2002
   and March 31, 2003, respectively)                                                       5,000            5,000
  Common stock, $.01 par value, 40,000,000 shares authorized;
   21,068,717 shares issued                                                                  211              211
  Additional paid-in capital                                                             101,961          101,702
  Accumulated deficit                                                                    (62,709)         (66,604)
  Treasury stock, at cost, 2,964,764 and 2,863,027 shares at
   December 31, 2002 and March 31, 2003, respectively                                    (15,184)         (14,951)
                                                                                     ------------     ------------
      Shareholders' equity                                                                29,279           25,358
                                                                                     -----------      -----------
                                                                                     $   186,386      $   182,154
                                                                                     ===========      ===========

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months ended March 31, 2002 and 2003
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2002             2003
                                                                                              ----             ----
                                                                                           (Restated)

Revenues                                                                                $    29,968       $    32,403

Operating expenses:
   Direct                                                                                    25,095            26,349
   General and administrative                                                                 1,925             1,973
   Selling                                                                                    1,433             1,367
   Depreciation and amortization                                                              3,105             2,960
   Pre-opening expenses                                                                         130               139
                                                                                        -----------       -----------
     Total operating expenses                                                                31,688            32,788
                                                                                        -----------       -----------
       Loss from operations                                                                  (1,720)             (385)

Other expenses:
   Interest expense                                                                           3,384             3,280
   Minority interests                                                                            38                38
   Non-recurring items                                                                          (30)               --
                                                                                        ------------      -----------

      Loss before income taxes                                                               (5,112)           (3,703)

Income tax expense (benefit)                                                                   (836)              192
                                                                                        ------------      -----------

       Net loss                                                                              (4,276)           (3,895)

Dividends on preferred stock                                                                     36               348
                                                                                        -----------       -----------

       Net loss attributable to common shareholders                                     $    (4,312)      $    (4,243)
                                                                                        ============      ============

Net loss per share:
   Basic and diluted                                                                    $     (0.24)      $     (0.23)
                                                                                        ============      ============

Weighted average shares outstanding:
   Basic and diluted                                                                         18,027            18,160
                                                                                        ===========       ===========

                See accompanying notes to condensed consolidated
                             financial statements.



                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 2002 and 2003
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2002              2003
                                                                                          ----              ----
                                                                                       (Restated)
Cash flows used in operating activities:
    Net loss                                                                         $     (4,276)    $     (3,895)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                                       3,104            2,960
        (Increase) decrease in:
           Accounts receivable, net                                                           185              573
           Inventories                                                                         (7)             (79)
           Other current assets                                                              (940)             244
           Other assets                                                                    (1,108)            (621)
        Increase (decrease) in:
           Accounts payable                                                                 1,281             (368)
           Accrued liabilities                                                             (2,212)          (3,065)
           Deferred revenues                                                                   (6)            (955)
           Deferred lease obligations                                                       1,676              923
                                                                                     ------------     ------------
               Net cash used in operating activities                                       (2,303)          (4,283)

Cash flows provided by (used in) investing activities:
        Capital expenditures                                                               (3,235)          (1,227)
        Proceeds from sale of The Sports Club/Las Vegas-net of costs                        6,158               --
                                                                                     ------------     ------------
               Net cash provided by (used in) investing activities                          2,923           (1,227)

Cash flows provided by financing activities:
        Proceeds from issuance of Preferred Stock, net of costs                            10,000               --
        Proceeds from notes payable and equipment financing loans                          11,800            3,650
        Repayments of notes payable and equipment financing loans                         (21,136)            (522)
                                                                                     -------------    -------------
               Net cash provided by financing activities                                      664            3,128
                                                                                     ------------     ------------
               Net increase (decrease) in cash and cash equivalents                         1,284           (2,382)
Cash and cash equivalents at beginning of period                                            1,482            3,185
                                                                                     ------------     ------------
Cash and cash equivalents at end of period                                           $      2,766     $        803
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                       $      5,861     $      5,780
                                                                                     ============     ============
        Cash paid for income taxes                                                   $         --     $         11
                                                                                     ============     ============

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2002 and March 31, 2003

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2003, are not necessarily indicative of the results for the fiscal year ending December 31, 2003.

2. Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents. On March 31, 2003, cash and cash equivalents were $803,000.

3. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                                          December 31,          March 31,
                                                              2002                2003
                                                              ----                ----
                                                               (Amounts in thousands)

     Senior Secured Notes (a)......................... $      100,000      $      100,000
     Equipment financing loans (b)....................          4,040               3,518
     Credit Line (Note 4 Bank Credit Facility)........             --               3,650
                                                       --------------      --------------
                                                              104,040             107,168
     Less current installments........................          2,158               5,857
                                                       --------------      --------------
                                                       $      101,882      $      101,311
                                                       ==============      ==============

---------

               (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of March 31, 2003, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to:
               (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. Except as set forth in Section 3.7(b), the Senior Secured Notes are not redeemable at the Company's option prior to March 15, 2003. Thereafter, the Senior Secured Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve month period beginning on March 15th of the years indicated below:

                Year                                 Percentage
                ----                                 ----------

                2003                                 105.688%
                2004                                 102.844%
                2005 and thereafter                  100.000%

               At any time or from time to time prior to March 15, 2002, the Company may, at its option, redeem up to 35% of the original principal amount of the Senior Secured Notes issued on or after the Issue Date, at a redemption price of 111.375% of the principal amount thereof, plus accrued and unpaid interest, if any, through the applicable redemption date, with the net cash proceeds of one or more Public Equity Offerings: provided that
               (i) such redemption shall occur within sixty days of the date of closing of such Public Equity Offering and (ii) at least 65% of the aggregate principal amount of Senior Secured Notes issued on or after the Issue Date remains outstanding immediately after giving effect to each such redemption.

               (b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

4. Credit Facility

     At March 31, 2003, the Company had a $10.0 million credit facility from a commercial bank. At that date, $3.7 million was outstanding and $5.2 million was utilized in the form of letters of credit. On June 12, 2003, the Company obtained alternative financing in the form of a secured five-year promissory loan in the amount of $20.0 million. Amounts outstanding under the previous bank credit facility were repaid with some of the proceeds of the new loan.

     The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by the Company's two Co-Chief Executive Officers. The note requires The Sports Club/Irvine to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

5. Net Loss per Share

     Basic loss per share represents the net loss less an accrual for Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the three months ended March 31, 2003, there were 2,438,782 anti-dilutive common stock equivalents. For the three months ended March 31, 2002, there were 1,973,179 anti-dilutive common stock equivalents.

6. Income Tax Benefit

     The income tax benefit recorded for the three months ended March 31, 2002, was the result of a federal income tax refund the Company received as a result of changes in existing tax laws offset by an accrual for state income taxes. The federal income tax benefit arises from the Company's ability to carry back net operating losses incurred during 2001 to prior tax years in which the Company had taxable income. The benefit recorded is consistent with the provisions of statement of Financial Accounting Standards Board No. 109, Accounting for Income Taxes.

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

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2002 and March 31, 2003, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                                      December 31,          March 31,
                                                                          2002                2003
                                                                          ----                ----
Initial fair value, sale price of $10,500
     less costs to issue of $592..................................$        9,908     $          9,908
Redemption value accretion.........................................           71                   92
Accrued and unpaid dividends accretion.............................          748                  985
                                                                   -------------     ----------------
     Total carrying value                                         $       10,727     $         10,985
                                                                  ==============     ================

8.  Litigation

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

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2002              2003
                                                                                  ----              ----
                                                                             (in thousands, except per share
                                                                                          data)
   Net income (loss) attributable to common shareholders, as reported..    $     (4,312)       $       (4,243)

   Stock-based employee compensation expense
        included in reported net loss..................................              --                   --

   Stock-based employee compensation expense
        determined under fair value based method for
        all awards.....................................................            (310)                 (164)
                                                                           -------------       ---------------

   Adjusted net income (loss) attributable to commons shareholders.....    $     (4,622)       $       (4,407)
                                                                           =============       ===============

   Net loss per share as reported basic and diluted....................    $      (0.24)       $        (0.23)
                                                                           =============       ===============

        Adjusted basic and diluted.....................................    $      (0.26)       $        (0.24)
                                                                           =============       ===============

10. Restatement

     On June 26, 2003, the Company filed a Form 10-K/A with the Securities and Exchange Commission to restate its previously issued financial statements. The adjustments consisted of several items; however, the principal adjustment is a correction of the methodology used to recognize private training revenues. The Company had been recognizing private training on a cash basis rather than when the private training session was given, as required by GAAP. The other adjustments made as part of the restatement were not significant individually or in total. Accordingly, the operating results for the quarter ended March 31, 2002, have been restated from those originally presented in the Company's March 31, 2002 Form 10-Q.

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

Results of Operations

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002.

     Our revenues for the three months ended March 31, 2003, were $32.4 million, compared to $30.0 million for the same period in 2002, an increase of $2.4 million or 8.1%. Revenue increased by $2.9 million primarily as a result of an 8.4% growth in membership, from March 31, 2002 through March 31, 2003, and to annual rate increases for monthly dues and other ancillary services. Revenue growth was the strongest at our five most recently opened Clubs, which accounted for $2.8 million of the $2.9 million dollar increase. Revenue decreased by $548,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002.

     Our direct expenses increased by $1.2 million (5.0%) to $26.3 million for the three months ended March 31, 2003, versus $25.1 million for the same period in 2002. Direct expenses increased by $1.7 million primarily as a result of an increase in variable direct expenses associated with the 8.4% membership growth and due to increased workers compensation, property and liability insurance costs. Direct expenses decreased by $507,000 due to the sale of The Sports Club/Las Vegas on January 31, 2002. Direct expenses as a percent of revenue for the three months ended March 31, 2003, decreased to 81.3% from 83.7% for the same period in 2002. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Our general and administrative expenses were $2.0 million for the three months ended March 31, 2003, versus $1.9 million for the same period in 2002, an increase of $48,000 or 2.5%. The increase in our general and administrative expenses was primarily the result of increased workers' compensation insurance costs, increased group medical and property/liability insurance costs. General and administrative expenses decreased as a percentage of revenue to 6.1% for the three months ended March 31, 2003, from 6.4% for the same period in 2002. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses remained at $1.4 million for both the three months ended March 31, 2003 and for the three months ended March 31, 2002. We continue to concentrate our advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001. Selling expenses decreased as a percentage of revenue to 4.2% for the three months ended March 31, 2003, from 4.8% for the same period in 2002.

     Our depreciation and amortization expenses were $3.0 million for the three months ended March 31, 2003, versus $3.1 million for the same period in 2002, a decrease of $145,000 or 4.7%. The decrease in depreciation and amortization expenses was primarily the result of assets at the Reebok Sports Club/New York becoming fully depreciated. There was also a decrease of $32,000 due to the sale of The Sports Club/Las Vegas on January 31, 2002.

     Pre-opening expenses were $139,000 for the three months ended March 31, 2003, versus $130,000 for the same period in 2002. Pre-opening expenses for the three months ended March 31, 2003, consisted of expenses related to The Sports Club/LA-Beverly Hills, which is scheduled to open later this year. The pre-opening expenses for the three months ended March 31, 2002, consisted of expenses related to a possible Club site on Long Island in New York. We have since decided not to develop the Long Island site.

     We incurred interest expense of $3.3 million for the three months ended March 31, 2003, versus $3.4 million for the same period in 2002, a decrease of $104,000 or 3.1%. Interest expense decreased by $60,000 due to decreased usage of our bank credit facility and by $44,000 due to a reduction of equipment financing loans.

     We recorded a non-recurring gain of $30,000, related to the sale of The Sports Club/Las Vegas on January 31, 2002.

     The tax provision recorded for the three months ended March 31, 2003, is comprised of New York City and New York State income taxes incurred on pre-tax earnings at our Reebok Sports Club/New York. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the three months ended March 31, 2003. After the New York City and New York State income taxes, our consolidated net loss attributable to common shareholders for the three months ended March 31, 2003, was $4.2 million or $0.23 per basic and diluted share. The tax benefit recorded for the three months ended March 31, 2002, was the result of an estimated $900,000 federal income tax refund we received due to tax law changes that allowed us to carry-back our 2001 loss to prior tax years offset by New York City and New York State income taxes of $64,000 incurred at our Reebok Sports Club/New York. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the three months ended March 31, 2002. After the tax benefit, our consolidated net loss attributable to common shareholders for the three months ended March 31, 2002, was $4.3 million or $0.24 per basic and diluted share.

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

     All our mature Sports Clubs (Clubs open at least five years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated cash flows from operations for each of the last three years and for the first quarter of 2003 were negative. We expect this trend to continue until the newly opened Clubs generate sufficient positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

     At March 31, 2003, we had $3.5 million of outstanding equipment financing loans. We make monthly principal and interest payments on this debt. These monthly payments are currently $203,000 and they will continue until December 2004, when a significant portion of the debt will be repaid. On June 12, 2003, we entered into a new loan to replace our prior bank credit facility. This loan requires us to make monthly principal and interest payments of $144,561 through June 2008.

     The Indenture requires us to make an offer to retire Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. To the extent we sell assets, the proceeds from those sales would be subject to the excess proceeds provision of the Indenture. We are currently not required to make such an offer as a result of the sale of any of our assets.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through March 31, 2004 are estimated to be as follows (amounts in thousands):

Indenture interest......................................    $          11,375
Information system upgrades.............................                  700
Payments on long-term debt..............................                3,503
                                                            -----------------
                                                            $          15,578
                                                            =================

Capital Requirements - New Clubs

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, which will be approximately 40,000 square feet, will be located at 9601 Wilshire Boulevard in the heart of the Beverly Hill's retail and commercial district. Anticipated development costs and working capital requirements are approximately $9.0 million. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller sized Clubs to be built in locations near existing Sports Club/LA sites. We have been searching for a joint venture partner to contribute to the development costs necessary to complete this Club. However, we have not been able to find a party willing to participate on terms that we find acceptable. Therefore, it now appears that we will need to complete the development of this Club with our own funds. As of March 31, 2003 we have spent approximately $1.5 million on this development and we anticipate spending another $7.5 million by December 31, 2003.

     We also anticipate entering into a management service agreement with Terrimark Brickell II Ltd., an affiliate of Millennium Partners LLC, to manage The Sports Club/LA - Miami. Millennium Partners LLC and its affiliates ("Millennium") collectively owns approximately 36.6% of our common stock. Under the terms of the agreement, Millennium will provide all the capital required to develop this facility and Millennium will retain a 100% ownership in the Club. We will be entitled to a management fee based upon the Club's revenues and can also earn a profit participation based upon the facility's net operating income, as defined. We will not be required to invest any of our capital into this development.

Cash and Credit Availability

     During the first quarter of 2003 our operating activities generated $1.5 million before we made interest payments of $5.8 million resulting in a net use of cash from operating activities of $4.3 million. We believe we will continue to generate positive cash flow from operating activities before interest payments and that such amount will increase as our new Clubs continue to mature.

     On June 12, 2003, we replaced our existing bank credit facility with a new $20.0 million loan. We used $8.3 million of those proceeds to repay our prior bank credit facility. After the payment of various closing costs, the remaining $10.9 million will be added to our cash balances. The prior bank credit facility has now been terminated. We expect to use most of these funds to complete the development of The Sports Club/LA-Beverly Hills.

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

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At March 31, 2003, we had $3.5 million of equipment financing obligations outstanding and would be allowed to finance an additional $6.5 million with our equipment serving as collateral.

Summary

     Our cash balances at March 31, 2003, plus amounts generated from our operations and our refinancing of the Bank credit agreement, provides us with the funds required to complete the development of The Sports Club/LA-Beverly Hills and to make our September 15th, 2003 interest payment. In order to make our interest payment due on March 15, 2004 we will need to complete the "going private" transaction that will generate an estimated $8.5 million of new capital for the Company or we would be required to sell additional assets, offer additional equity securities or increase our cash flow from operations to meet our cash flow needs. There can be no assurance that we will be able to complete the "going private" transaction or raise additional capital by selling assets or by offering additional equity securities. However, two of our major shareholders, who now guarantee our new $20.0 million loan, have committed to providing us with sufficient financial support to continue our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of March 31, 2003, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At March 31, 2003, the fair value of the Senior Secured Notes is approximately $90.0 million. We also have a $20.0 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

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

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

     The Company is involved in various claims and lawsuits incidental to our business, including claims arising from accidents. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have a material adverse effect on our financial condition, cash flow or results of operations.

Item 2.           Changes in Securities

     None.

Item 3.           Defaults upon Senior Securities

     None.

Item 4.           Submission of Matters to a Vote of Security Holders

     None.

Item 5.           Other Information

     None

Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits

     99.1 Certification of D. Michael Talla pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Rex A. Licklider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Timothy O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   The following reports on Form 8-K have been filed since December 31, 2002:

     On April 4, 2003, we filed a report on Form 8-K announcing that on March 31, 2003, Millennium Partners LLC and its affiliates, Rex Licklider, D. Michael Talla and Kayne Anderson Capital Advisors L.P. executed a term sheet with Palisade Concentrated Equity Partnership, L.P., which was amended and restated on April 9, 2003. The Term Sheet sets forth a non-binding commitment on the part of the Principal Shareholders and Palisade to consummate a "going private" transaction with the Company.

          On April 18 2003, we filed a report on Form 8-K announcing that on April 4, 2003, The Sports Cub Company, Inc. received a "going private" proposal from a group consisting of four of its principal stockholders and a private equity fund to purchase all outstanding shares of the Company's common stock not owned by these and certain other stockholders. Additionally, on April 14, 2003, The Company's Board of Directors appointed Philip J. Swain to the office of President and Chief Operating Officer, an office that has been vacant since the resignation of John Gibbons in February 2000. Also, on April 14, 2003, the Special Committee approved an amendment to the Company's Rights Agreement adopted on September 29, 1998. The Amendment provides that until May 31, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the Principal Shareholders.

          On June 2, 2003, we filed a report on Form 8-K announcing that on May 23, 2003, that the Company had not filed its first quarter financial statements on a timely basis with the Securities and Exchange Commission and that it will restate its financial statements for prior periods. Additionally, on May 27, 2003, the Special Committee approved an amendment to the Company's Rights Agreement adopted on September 29, 1998. The Amendment provides that until July 31, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the Principal Shareholders.

          On June 18, 2003, we filed a report on Form 8-K announcing that on June 12, 2003, we replaced our Bank Credit Agreement with a new $20.0 million secured loan from Orange County's Credit Union. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc, our wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by our two Co-Chief Executive Officers. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE SPORTS CLUB COMPANY, INC.


Date: June 26, 2003                 by    /s/ Rex A. Licklider
                                          -------------------------------------
                                          Rex A. Licklider
                                          Vice Chairman of the Board
                                          And Co-Chief Executive Officer
                                          (Principal Executive Officer)

Date: June 26, 2003                 by    /s/ Michael Talla
                                          -------------------------------------
                                          D. Michael Talla
                                          Chairman of the Board
                                          And Co-Chief Executive Officer
                                          (Principal Executive Officer)

Date: June 26, 2003                 by    /s/ Timothy M. O'Brien
                                          -------------------------------------
                                          Timothy M. O'Brien
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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

                                                  /s/ D. Michael Talla
                                           ------------------------------------
                                                    D. Michael Talla
                                               Co-Chief Executive Officer

Date: June 26, 2003

                                                                    EXHIBIT 99.2

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

                                                 /s/ Rex A. Licklider
                                            ---------------------------------
                                                    Rex A. Licklider
                                               Co-Chief Executive Officer

Date: June 26, 2003

                                                                    EXHIBIT 99.3



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

                                                   /s/ Timothy M. O'Brien
                                              ---------------------------------
                                                     Timothy M. O'Brien
                                                  Chief Financial Officer

Date: June 26, 2003

                                                                    EXHIBIT 99.4


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Each of the undersigned herby certifies, in his capacity as an officer of The Sports Club Company, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

     o The Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     o The information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated:  June 26, 2003


/s/ D. Michael Talla
---------------------------------------------
D. Michael Talla
Co-Chief Executive Officer


/s/ Rex A. Licklider
---------------------------------------------
Rex A. Licklider
Co-Chief Executive Officer


/s/ Timothy O'Brien
---------------------------------------------
Timothy O'Brien
Chief Financial Officer