Form 10-Q
period 2003-06-30
SPORTS CLUB CO INC
filed 2003-08-13
CIK 924373

29



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003
                            Commission File # 1-13290


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



                                                   Shares
                                               Outstanding at
              Class                            August 13, 2003
--------------------------------       --------------------------------
          Common Stock,                          18,369,649
    par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 2002 and June 30, 2003
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                        December 31,        June 30,
                                       ASSETS                                               2002              2003
                                                                                            ----              ----
Current assets:
Cash and cash equivalents                                                            $     3,185        $     7,791
Accounts receivable, net of allowance for doubtful accounts
     of $534 and $552 at December 31, 2002 and June 30, 2003, respectively                 3,951              3,422
Inventories                                                                                1,169              1,293
Other current assets                                                                       1,148              1,042
                                                                                     -----------        -----------
    Total current assets                                                                   9,453             13,548

Property and equipment, at cost, net of accumulated depreciation and amortization of $41,119 and $47,040 at December 31, 2002 and
    June 30, 2003, respectively                                                          156,630            155,018
Costs in excess of net assets acquired, less accumulated amortization
    of $2,531 at December 31, 2002 and June 30, 2003                                      12,794             12,794
Restricted cash                                                                              227              5,427
Other assets                                                                               7,282              8,550
                                                                                     -----------        -----------
                                                                                     $   186,386        $   195,337
                                                                                     ===========        ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of notes payable and equipment
    financing loans                                                                  $     2,158        $     2,446
Accounts payable                                                                           2,545              1,311
Accrued liabilities                                                                       12,657             12,112
Deferred revenues                                                                         18,231             17,488
                                                                                     -----------        -----------
    Total current liabilities                                                             35,591             33,357

Notes payable and equipment financing loans,
    less current installments                                                            101,882            120,538
Deferred lease obligations                                                                 8,307              8,585
Minority interest                                                                            600                600
                                                                                     -----------        -----------
Total liabilities                                                                        146,380            163,080

Commitments and contingencies

Redeemable preferred stock, $.01 par value, 10,500 shares authorized; 10,500 shares issued and outstanding (liquidation preference of $11,248 and
    $11,723 at December 31, 2002 and June 30, 2003, respectively)                         10,727             11,244

Shareholders' equity:
Preferred stock, $.01 par value, 984,500 shares authorized;
    no shares issued or outstanding                                                           --                 --
Preferred stock, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $5,140 and $5,363 at December 31, 2002
   and June 30, 2003, respectively)                                                        5,000              5,000
Common stock, $.01 par value, 40,000,000 shares authorized;
   21,068,717 shares issued                                                                  211                211
Additional paid-in capital                                                               101,961            101,444
Accumulated deficit                                                                      (62,709)           (71,076)
Treasury stock, at cost, 2,964,764 and 2,699,068 shares at
   December 31, 2002 and June 30, 2003, respectively                                     (15,184)           (14,566)
                                                                                     ------------       ------------
      Shareholders' equity                                                                29,279             21,013
                                                                                      -----------        -----------
                                                                                     $   186,386        $   195,337
                                                                                      ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three And Six Months Ended June 30, 2002 and 2003
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                    June 30,
                                                              2002           2003          2002          2003
                                                              ----           ----          ----          ----
                                                           (Restated)                   (Restated)

Revenues                                                $    29,946      $  32,181   $    59,914   $    64,584

Operating expenses:
   Direct                                                    25,315         26,358        50,411        52,707
   General and administrative                                 1,885          1,996         3,811         3,969
   Selling                                                    1,149          1,233         2,581         2,600
   Depreciation and amortization                              2,903          2,969         6,008         5,929
   Pre-opening expenses                                          --            637           130           776
                                                        -----------    -----------   -----------   -----------
     Total operating expenses                                31,252         33,193        62,941        65,981
                                                        -----------    -----------   -----------   -----------
       Loss from operations                                 (1,306)         (1,012)       (3,027)       (1,397)

Other expenses (income):
   Interest expense                                          3,342           3,255         6,727         6,535
   Minority interests                                           38              37            75            75
   Non-recurring items                                          --              --           (30)           --
                                                       -----------      -----------  -----------   -----------

      Loss before income taxes                              (4,686)         (4,304)       (9,799)      (8,007)

Income tax expense (benefit)                                   316             168          (521)         360
                                                       -----------     -----------   -----------  -----------

       Net loss                                             (5,002)         (4,472)       (9,278)      (8,367)

Dividends on preferred stock                                   237             350           273          698
                                                       -----------     -----------   -----------  -----------

       Net loss attributable to common shareholders     $   (5,239)     $   (4,822)   $   (9,551)  $   (9,065)
                                                       ===========     ===========   ===========  ===========

Net loss per share:
   Basic and diluted                                    $    (0.29)     $    (0.26)   $    (0.53)  $    (0.50)
                                                       ===========     ===========   ===========  ===========

Weighted average shares outstanding:
   Basic and diluted                                        18,096          18,326        18,062       18,244
                                                       ===========     ===========   ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                          2002              2003
                                                                                          ----              ----
                                                                                       (Restated)
Cash flows used in operating activities:
    Net loss                                                                         $     (9,278)    $     (8,367)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                                       6,008            5,929
        (Increase) decrease in:
           Accounts receivable, net                                                           829              529
           Inventories                                                                        (70)            (124)
           Other current assets                                                              (985)             110
           Other assets                                                                    (2,154)            (509)
        Increase (decrease) in:
           Accounts payable                                                                  (328)          (1,234)
           Accrued liabilities                                                                941               73
           Deferred revenues                                                                 (482)            (743)
           Deferred lease obligations                                                       2,876              278
                                                                                     ------------     ------------
               Net cash used in operating activities                                       (2,643)          (4,058)

Cash flows provided by (used in) investing activities:
        Capital expenditures                                                               (4,813)          (4,317)
        Increase in restricted cash                                                            --           (5,200)
        Increase in due from affiliates                                                       (13)              (4)
        Proceeds from sale of The Sports Club/Las Vegas-net of costs                        6,154               --
                                                                                     ------------     ------------
               Net cash provided by (used in) investing activities                          1,328           (9,521)

Cash flows provided by financing activities:
        Proceeds from issuance of Preferred Stock, net of costs                             9,908               --
        Proceeds from notes payable and equipment financing loans                          16,175           30,641
        Repayments of notes payable and equipment financing loans                         (24,629)         (12,456)
                                                                                     -------------    -------------
               Net cash provided by financing activities                                    1,454           18,185
                                                                                     ------------     ------------
               Net increase in cash and cash equivalents                                      139            4,606
Cash and cash equivalents at beginning of period                                            1,482            3,185
                                                                                     ------------     ------------
Cash and cash equivalents at end of period                                           $      1,621     $      7,791
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                       $      5,993     $      5,955
                                                                                     ============     ============
        Cash paid for income taxes                                                   $        184     $         12
                                                                                     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2002 and June 30, 2003

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results for the fiscal year ending December 31, 2003.

2. Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2003, cash and cash equivalents were $7,791,000. Restricted cash at June 30, 2003, consisted of a $5.2 million deposit to secure two letters of credit and $227,000 of certificates of deposit to satisfy various regulatory requirements.

3. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                               December 31,            June 30,
                                                   2002                  2003
                                                   ----                  ----
                                                     (Amounts in thousands)

      Senior Secured Notes (a)............. $      100,000       $      100,000
      Mortgage note (b)....................             --               20,000
      Equipment financing loans (c)........          4,040                2,984
                                            --------------       --------------
                                                   104,040              122,984
      Less current installments............          2,158                2,446
                                            --------------       --------------
                                            $      101,882       $      120,538
                                             ==============       ==============
---------

     (a) On April 1, 1999,  the  Company  issued in a private  placement  $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") which includes certain covenants which as of June 30,

     2003, restrict the Company's ability,  subject to certain  exceptions,  to:
     (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

          Period                                               Percentage
          ------                                               ----------

          Prior to March 15, 2004                              105.688%
          Prior to March 15, 2005                              102.844%
          Thereafter                                           100.000%

     (b) Prior to June 12, 2003, the Company had a $10.0 million credit facility from a commercial bank. On June 12, 2003, the Company obtained alternative financing in the form of a secured five-year promissory loan in the amount of $20.0 million. Amounts outstanding under the previous bank credit facility were repaid with a portion of the proceeds of the new loan. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by the Company's two Co-Chief Executive Officers. The note requires The Sports Club/Irvine to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

     (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 8.5% and 10.5%.

4. Net Loss per Share

     Basic loss per share represents the net loss less an accrual for Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the quarter and six months ended June 30, 2003, there were 1,718,057 and 2,121,347 anti-dilutive common stock equivalents, respectively. For the quarter and six months ended June 30, 2002, there were 2,180,176 and 2,045,105 anti-dilutive common stock equivalents, respectively.

5. Income Tax Benefit

     The income tax benefit recorded for the six months ended June 30, 2002, was the result of a federal income tax refund the Company received as a result of changes in existing tax laws offset by an accrual for state income taxes. The federal income tax benefit arises from the Company's ability to carry back net operating losses incurred during 2001 to prior tax years in which the Company had taxable income. The benefit recorded is consistent with the provisions of statement of Financial Accounting Standards Board No. 109, Accounting for Income Taxes.

6. Redeemable Preferred Stock

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

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2002 and June 30, 2003, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                December 31,       June 30,
                                                    2002             2003
                                                    ----             ----
Initial fair value, sale price of $10,500
     Less costs to issue of $592...............$     9,908       $     9,908
Redemption value accretion.....................         71               113
Accrued and unpaid dividends accretion.........        748             1,223
                                               -----------       -----------
     Total carrying value                      $    10,727       $    11,244
                                               ===========       ===========

7.  Litigation

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

8. Accounting for Stock Based Compensation

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

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                 --------------------------       ------------------------
                                                     2002           2003            2002             2003
                                                     ----           ----            ----             ----
                                                             (in thousand, except per share data)
Net loss attributable to common
  shareholders, as reported                     $  (5,239)     $  (4,822)      $  (9,551)       $  (9,065)

Stock-based employee compensation expense
  included in reported net loss                        --             --              --               --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards                                     (310)           (164)          (619)            (327)
                                              -----------     -----------    -----------      -----------

Adjusted net loss attributable to
  common shareholders                           $  (5,549)     $   (4,986)     $ (10,170)       $  (9,392)
                                              ===========     ===========    ===========      ===========

Net loss per share as reported basic and
  diluted                                       $   (0.29)  $       (0.26)     $   (0.53)       $   (0.50)
                                              ===========     ===========    ===========      ===========

Adjusted net loss per share basic and diluted   $   (0.31)  $       (0.27)     $   (0.56)       $   (0.51)
                                              ===========     ===========    ===========      ===========


9. Restatement

     On June 26, 2003, the Company filed a Form 10-K/A with the Securities and Exchange Commission to restate its previously issued financial statements for the years ended on and prior to December 31, 2002. The adjustments consisted of several items; however, the principal adjustment was a correction of the methodology used to recognize private training revenues. The Company had been recognizing private training on a cash basis rather than when the private training session was given, as required by GAAP. The other adjustments made as part of the restatement were not significant individually or in total. Accordingly, the Condensed Consolidated Statement of Operations for the quarter and six months ended June 30, 2002 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2002, have been restated from those originally presented in the Company's June 30, 2002 Form 10-Q.

     The following table presents consolidated summary financial data for the three months and six months ended June 30, 2002, on an "as reported" and "as restated" basis.

                                                                  Three Months                 Six Months
                                                                      Ended                      Ended
                                                                  June 30, 2002              June 30, 2002
                                                                  -------------              -------------
Revenue:
     As reported                                            $              30,495      $              60,041
                                                            =====================      =====================
     As restated                                            $              29,946      $              59,914
                                                            =====================      =====================

Net loss attributable to common shareholders:
     As reported                                            $              (4,876)     $              (9,846)
                                                            ======================     ======================
     As restated                                            $              (5,239)     $              (9,551)
                                                            ======================     ======================

Net loss per share - basic and diluted:
     As reported                                            $               (0.27)     $               (0.55)
                                                            ======================     ======================
     As restated                                            $               (0.29)     $               (0.53)
                                                            ======================     ======================

10. New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under Statement No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 did not have any impact on the Company's consolidated financial statements.

Accounting for Stock-Based Compensation

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. Management has chosen not to adopt the fair value measurement provisions of SFAS 123. The Company has included the disclosure requirements in Note 8 to the accompanying unaudited condensed consolidated financial statements.

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

     As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified any guarantees requiring the recognition of a liability pursuant to the provisions of FIN 45.

Revenue Arrangements with Multiple Deliverables

     In November 2002, the EITF issued EITF 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Management expects that the application of EITF 00-21 will not have a material effect on the Company's consolidated financial statements.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addressed the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management expects that the application of this interpretation will not have a material effect on the Company's consolidated financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe the adoption of SFAS 149 will have a material impact on the Company's consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which addresses how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument as a liability if it embodies an obligation for the issuer such as a mandatorily redeemable financial instrument. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the first interim period beginning after June 15, 2003. Management expects that the application of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002.

     Our revenues for the three months ended June 30, 2003, were $32.2 million, compared to $30.0 million for the same period in 2002, an increase of $2.2 million or 7.5%. Revenue increased by $1.5 million at our five most recently opened Sports Club/LA Clubs primarily as a result of a 13.8% increase in membership at these Sports Club/LA Clubs, from June 30, 2002 through June 30, 2003, and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $583,000 at our three mature Clubs primarily due to a $323,000 increase in dues revenues and a $260,000 increase in private training and food and beverage sales. Revenue increased by $108,000 at our SportsMed subsidiary primarily due to increased patient visits.

     Our direct expenses increased by $1.0 million (4.1%) to $26.3 million for the three months ended June 30, 2003, versus $25.3 million for the same period in 2002. Direct expenses increased by $635,000 at our five most recently opened Sports Club/LA Clubs primarily as a result of an increase in variable direct expenses associated with the 13.8% membership increase and resulting revenue growth that occurred at these five Sports Club/LA Clubs between June 30, 2002 and June 30, 2003 and to increases in workers compensation, group medical and property/liability insurance rates. Direct expenses increased by $365,000 at our three mature Clubs primarily due to increased payroll and payroll related costs, increased utility and property/liability insurance costs and increased property taxes. Direct expenses as a percent of revenue for the three months ended June 30, 2003, decreased to 81.9% from 84.5% for the same period in 2002. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Our general and administrative expenses were $2.0 million for the three months ended June 30, 2003, versus $1.9 million for the same period in 2002, an increase of $111,000 or 5.9%. The increase in our general and administrative expenses was primarily the result of rate increases related to workers' compensation insurance, group medical and property/liability insurance. Our outside service expenses also increased due to additional information system technology support related to our new membership accounts receivable software. General and administrative expenses decreased as a percentage of revenue to 6.2% for the three months ended June 30, 2003, from 6.3% for the same period in 2002. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $1.2 million for the three months ended June 30, 2003, versus $1.1 million for the same period in 2002, an increase of $84,000 or 7.3%. The increase in selling expenses was due to the timing of our various promotions and marketing efforts. We expect our annual selling expenses for each of the years ended December 31, 2003 and December 31, 2002 to remain flat. We continue to concentrate our advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001. Selling expenses as a percentage of revenue remained flat at 3.8%.

     Our depreciation and amortization expenses were $3.0 million for the three months ended June 30, 2003, versus $2.9 million for the same period in 2002, an increase of $66,000 or 2.3%. The increase in depreciation expense is primarily due to capital additions made at our Sports Club/LA Clubs during the past twelve months.

     Pre-opening expenses of $637,000, for the three months ended June 30, 2003, consisted of expenses related to The Sports Club/LA-Beverly Hills, which is scheduled to open later this year.

     Interest expense remained flat at $3.3 million for both the three months ended June 30, 2003 and three months ended June 30, 2002. Interest expense decreased by $150,000 due to the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills during the construction period and interest expense decreased by $46,000 due to a reduction of equipment financing loans. These decreases were partially offset by increased interest expense of $109,000 resulting from usage of our bank credit facility and interest expense incurred when we refinanced our $10.0 million bank credit facility with a new $20.0 million five-year mortgage note secured by The Sports
Club Irvine.

     The tax provisions recorded for the three months ended June 30, 2003 and 2002 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at our Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the three months ended June 30, 2003 and 2002. After income taxes and dividends on preferred stock of $350,000 in 2003 and $237,000 in 2002, our consolidated net loss attributable to common shareholders, was $4.8 million or $0.26 per basic and diluted share for the three months ended June 30, 2003 versus a loss of $5.2 million or $0.29 per basic and diluted share for the three months ended June 30, 2002.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002.

     Our revenues for the six months ended June 30, 2003, were $64.6 million, compared to $59.9 million for the same period in 2002, an increase of $4.7 million or 7.8%. Revenue increased by $4.4 million at our five most recently opened Sports Club/LA Clubs primarily as a result of a 13.8% increase in membership at these five Sports Club/LA Clubs, from June 30, 2002 through June 30, 2003, and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $705,000 at our three mature Clubs primarily due to a $394,000 increase in dues revenues, a $276,000 increase in food and beverage revenues and a $35,000 increase in other ancillary services. Revenue increased by $143,000 at our SportsMed subsidiary primarily due to increased patient visits and revenue decreased by $547,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002.

     Our direct expenses increased by $2.3 million (4.6%) to $52.7 million for the six months ended June 30, 2003, versus $50.4 million for the same period in 2002. Direct expenses increased by $1.8 million at our five most recently opened Sports Club/LA Clubs primarily due to increases in variable direct expenses associated with the 13.8% membership increase and resulting revenue growth that occurred at these five Sports Club/LA Clubs between June 30, 2002 and June 30, 2003 and to increases in workers compensation, group medical and property/liability insurance rates. Direct expenses increased by $1.0 million at our three mature Clubs primarily due to increased payroll and payroll related costs, increased utility and property/liability insurance costs and increased property taxes. Direct expenses decreased by $505,000 due to the sale of The
Sports Club/Las Vegas on January 31, 2002. Direct expenses as a percent of revenue for the six months ended June 30, 2003, decreased to 81.6% from 84.1% for the same period in 2002. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Our general and administrative expenses were $4.0 million for the six months ended June 30, 2003, versus $3.8 million for the same period in 2002, an increase of $158,000 or 4.1%. The increase in our general and administrative expenses was primarily the result of increased workers compensation insurance rates, increased group medical and property/liability insurance costs, plus a small increase in payroll costs. General and administrative expenses decreased as a percentage of revenue to 6.1% for the six months ended June 30, 2003, from 6.4% for the same period in 2002. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses remained flat at $2.6 million for both the six months ended June 30, 2003 and for the six months ended June 30, 2002. We continue to concentrate our advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001. Selling expenses decreased as a percentage of revenue to 4.0% for the six months ended June 30, 2003, from 4.3% for the same period in 2002.

     Our depreciation and amortization expenses were $5.9 million for the six months ended June 30, 2003, versus $6.0 million for the same period in 2002, a decrease of $79,000 or 1.3%. The decrease in depreciation and amortization expenses was primarily the result of assets at the Reebok Sports Club/NY becoming fully depreciated and the sale of The Sports Club/Las Vegas on January 31, 2002, partially offset by the impact of additions.

     Pre-opening expenses were $776,000 for the six months ended June 30, 2003, versus $130,000 for the same period in 2002. Pre-opening expenses for the six months ended June 30, 2003, consisted of expenses related to The Sports
Club/LA-Beverly Hills, which is scheduled to open later this year. The pre-opening expenses for the six months ended June 30, 2002, consisted of expenses related to a possible Club site on Long Island in New York. We have since decided not to develop the Long Island site.

     We incurred net interest expense of $6.5 million for the six months ended June 30, 2003, versus $6.7 million for the same period in 2002, a decrease of $192,000 or 2.9%. Net interest expense decreased by $150,000 due to the capitalization of interest on our construction costs for The Sports
Club/LA-Beverly Hills during the construction period and by $90,000 due to a reduction of equipment financing loans. Net interest expense increased by $48,000 primarily due to interest expense recorded related to our new five-year mortgage loan secured by The Sport Club/Irvine.

     We recorded a non-recurring gain of $30,000, related to the sale of The Sports Club/Las Vegas on January 31, 2002.

     The tax provision of $360,000 recorded for the six months ended June 30, 2003, is comprised of New York City and New York State income taxes incurred on pre-tax earnings at our Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the six months ended June 30, 2003. After income taxes and dividends on preferred stock of $698,000, our consolidated net loss attributable to common shareholders for the six months ended June 30, 2003, was $9.1 million or $0.50 per basic and diluted share. The tax benefit of $521,000 recorded for the six months ended June 30, 2002, was the result of a $900,000 federal income tax refund we recorded due to tax law changes that allowed us to carry-back our 2001 loss to prior tax years and New York City and New York State income taxes of $379,000 incurred at our Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the six months ended June 30, 2002. After the tax benefit and dividends on preferred stock of $273,000, our consolidated net loss attributable to common shareholders for the six months ended June 30, 2002, was $9.6 million or $0.53 per basic and diluted share.

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

     We incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $375,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     All our mature Sports Clubs (Clubs open at least five years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated cash flows from operations for each of the last three years and for the first six months of 2003 were negative. We expect this trend to continue until the newly opened Clubs generate sufficient positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

     At June 30, 2003, we had $3.0 million of outstanding equipment financing loans. We make monthly principal and interest payments on this debt. These monthly payments are currently $203,000 and they will continue until December 2004, when a significant portion of the debt will be repaid. On June 12, 2003, we entered into a new loan to replace our prior bank credit facility. This loan requires us to make monthly principal and interest payments of $144,561 through June 2008.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through June 30, 2004 are estimated to be as follows (amounts in thousands):


Indenture interest....................................... $          11,375
Information system upgrades..............................               375
Payments on long-term debt...............................             4,026
                                                          -----------------
                                                          $          15,776
                                                          =================

Capital Requirements - New Clubs

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, which will be approximately 40,000 square feet, will be located at 9601 Wilshire Boulevard in the heart of the Beverly Hill's retail and commercial district. Anticipated development costs and working capital requirements are approximately $9.0 million. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller sized Clubs to be built in locations near existing Sports Club/LA sites. We have been searching for a joint venture partner to contribute to the development costs necessary to complete this Club. However, we have not been able to find a party willing to participate on terms that we find acceptable. Therefore, it now appears that we will need to complete the development of this Club with our own funds. As of June 30, 2003 we have spent approximately $4.0 million on this development and we anticipate spending another $5.0 million by December 31, 2003.

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

Cash and Credit Availability

     During the first six months of 2003 our operating activities generated $1.9 million before we made interest payments of $6.0 million resulting in a net use of cash from operating activities of $4.1 million. We believe we will continue to generate positive cash flow from operating activities before interest payments and that such amount will increase as our new Clubs continue to mature.

     On June 12, 2003, we replaced our existing bank credit facility with a new $20.0 million loan. We used $3.1 million of those proceeds to repay our bank credit facility and $5.2 million to establish a deposit account with the bank as collateral for letters of credit they have issued on our behalf. After the payment of various closing costs, the remaining net proceeds of $10.9 million was added to our cash balances. The bank credit facility has now been terminated. We expect to use most of these funds to complete the development of The Sports Club/LA-Beverly Hills and to make the next semi-annual interest payment on our Senior Secured Notes due on September 15, 2003.

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

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At June 30, 2003, we had $3.0 million of equipment financing obligations outstanding and would be allowed to finance an additional $7.0 million with our equipment serving as collateral.

Summary

     Our cash balances at June 30, 2003, plus amounts we will generate from our operations, will provide us with the funds required to complete the development of The Sports Club/LA-Beverly Hills and to make our September 15th, 2003 interest payment. In order to make our interest payment due on March 15, 2004 we will need to complete the "going private" transaction that will generate an estimated $8.5 million of new capital for the Company or we would be required to sell additional assets, offer additional equity securities or increase our cash flow from operations to meet our cash flow needs. There can be no assurance that we will be able to complete the "going private" transaction or raise additional capital by selling assets or by offering additional equity securities. However, two of our major shareholders, who now guarantee our new $20.0 million mortgage loan, have committed to providing us with sufficient financial support to continue our operations through March 31, 2004.

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

Forward Looking Statements

     From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements generally appear in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other public disclosures. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon managements' reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:

     o    the   availability  and  adequacy  of  our  cash  flow  and  financing facilities for our requirements, including payment of the Senior Secured Notes and mortgage note,

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of June 30, 2003, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At June 30, 2003, the fair value of the Senior Secured Notes is approximately $91.0 million. We also have a $20.0 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

ITEM 4.           CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Our management, including the Co-Chief Executive Officers and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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

     99.1 Certification of D. Michael Talla pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Rex A. Licklider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Timothy O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The following reports on Form 8-K have been filed since March 31, 2003:

     On April 4, 2003, we filed a report on Form 8-K stating that on April 4, 2003, we issued a press release announcing that we had received a "going private" proposal from a group consisting of four of our principal stockholders and a private equity fund to purchase all outstanding shares of our common stock not owned by these and certain other stockholders for a cash price of $3.00 per share. The offer was submitted to the Special Committee of our Board of Directors which, together with its financial advisor, RBC Dain Rauscher (a unit of RBC Capital Markets), will evaluate the offer on behalf of the public stockholders.

     On April 17, 2003, we filed a report on Form 8-K announcing that on March 31, 2003, Millennium Partners LLC and its affiliates, Rex Licklider, D. Michael Talla and Kayne Anderson Capital Advisors L.P. (collectively, the "Principle Shareholders") executed a term sheet with Palisade Concentrated Equity Partnership, L.P. ("Palisade"), which was amended and restated on April 9, 2003. The Term Sheet sets forth a non-binding commitment on the part of the Principle Shareholders and Palisade to consummate a "going private" transaction with us. Additionally, on April 15, 2003, we issued a press release announcing that on April 14, 2003, our Board of Directors appointed Philip J. Swain to the office of President and Chief Operating Officer, an office that has been vacant since the resignation of John Gibbons in February 2000. Also, on April 14, 2003, the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until May 31, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the Principal Shareholders.

     On June 2, 2003, we filed a report on Form 8-K stating that on May 23, 2003, we issued a press release announcing that we had not filed our first quarter financial statements on a timely basis with the Securities and Exchange Commission and that we will restate our financial statements for prior periods. Additionally, on May 27, 2003, the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until July 31, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the Principal Shareholders.

     On June 18, 2003, we filed a report on Form 8-K stating that on June 18, 2003, we issued a press release announcing that on June 12, 2003, we replaced our Bank Credit Agreement with a new $20.0 million secured loan from Orange County's Credit Union. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc, our wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by our two Co-Chief Executive Officers. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

     On June 27, 2003, we filed a report on Form 8-K stating that on June 27, 2003, we issued a press release announcing the filing of restated financial statements and our first quarter 2003 operating results. An amended 2002 Annual Report on Form 10-K/A and the Quarterly Report on Form 10-Q for the period ended March 31, 2003, were filed with the Securities and Exchange Commission on June 26, 2003.

     On July 9, 2003, we filed a report on Form 8-K stating that on July 3, 2003, we issued a press release announcing the filing of a purported shareholder class action lawsuit against us and our principal shareholders and directors. The lawsuit alleges, among other things, that the individual defendants had violated certain fiduciary duties owed the minority shareholders by announcing the principal shareholders' offer to cash out the minority shareholders in a "going private" transaction at a price of $3.00 per share. The complaint also asserts that the defendants were using the proposed going private transaction to avoid disclosure of accounting problems that resulted in the restatement of our financial statements, which were re-filed with the Securities and Exchange Commission on June 26, 2003. The plaintiffs are seeking to enjoin the completion of the going private transaction, damages and attorney's fees.

     On July 31, 2003, we filed a report on Form 8-K stating that on July 31, 2003, we issued a press release announcing operating results for the second quarter and six months ending June 30, 2003. Additionally, on July 25, 2003, the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until September 30, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the Principal Shareholders, so long as such negotiations or understandings relate to a transaction that has been, or is intended to be, proposed to our Special Committee.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE SPORTS CLUB COMPANY, INC.


Date: August 13, 2003                 by    /s/ Rex A. Licklider
                                            ----------------------------------
                                            Rex A. Licklider
                                            Vice Chairman of the Board
                                            And Co-Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 13, 2003                 by    /s/ Michael Talla
                                            ----------------------------------
                                            D. Michael Talla
                                            Chairman of the Board
                                            And Co-Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 13, 2003                 by    /s/ Timothy M. O'Brien
                                            ----------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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

                                               /s/ D. Michael Talla
                                    -------------------------------------------
                                                 D. Michael Talla
                                            Co-Chief Executive Officer

Date: August 13, 2003

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

                                                 /s/ Rex A. Licklider
                                      -----------------------------------------
                                                   Rex A. Licklider
                                              Co-Chief Executive Officer
Date: August 13, 2003

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

                                             /s/ Timothy M. O'Brien
                                 ---------------------------------------------
                                               Timothy M. O'Brien
                                            Chief Financial Officer

Date: August 13, 2003

                                                                   EXHIBIT 99.4


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          Each of the undersigned herby certifies, in his capacity as an officer of The Sports Club Company, Inc. (the "Company"), for purposes of 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

          o The Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2003 fully complies with the requirements of
               Section 13(a) of the Securities Exchange Act of 1934; and

          o The information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 13, 2003


/s/ D. Michael Talla
---------------------------------------------
D. Michael Talla
Co-Chief Executive Officer


/s/ Rex A. Licklider
---------------------------------------------
Rex A. Licklider
Co-Chief Executive Officer


/s/ Timothy O'Brien
---------------------------------------------
Timothy O'Brien
Chief Financial Officer