Form 10-Q
period 2003-09-30
SPORTS CLUB CO INC
filed 2003-11-12
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2003
                            Commission File # 1-13290



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



                                                          Shares
                                                       Outstanding at
               Class                                 November 12, 2003
--------------------------------          ----------------------------------
           Common Stock,                                18,418,714
     par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 and September 30, 2003
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                         December 31,     September 30,
                                       ASSETS                                                2002             2003
                                                                                             ----             ----
Current assets:
  Cash and cash equivalents                                                            $     3,185      $     2,507
  Accounts receivable, net of allowance for doubtful accounts
    of $534 and $561 at December 31, 2002 and September 30, 2003, respectively               3,951            3,434
  Inventories                                                                                1,169            1,182
  Other current assets                                                                       1,148            1,012
                                                                                       -----------      -----------
    Total current assets                                                                     9,453            8,135

Property and equipment, at cost, net of accumulated depreciation and amortization of $41,119 and $50,028 at December 31, 2002 and
  September 30, 2003, respectively                                                         156,630          156,246
Costs in excess of net assets acquired, less accumulated amortization
  of $2,531 at December 31, 2002 and September 30, 2003                                     12,794           12,794
Restricted cash                                                                                227            4,427
Other assets                                                                                 7,282            8,368
                                                                                       -----------      -----------
                                                                                       $   186,386      $   189,970
                                                                                       ===========      ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and equipment
    financing loans                                                                    $     2,158      $     2,297
  Accounts payable                                                                           2,545            3,066
  Accrued liabilities                                                                       12,657            9,935
  Deferred revenues                                                                         18,231           18,227
                                                                                       -----------      -----------
    Total current liabilities                                                               35,591           33,525

Notes payable and equipment financing loans,
  less current installments                                                                101,882          120,169
Deferred lease obligations                                                                   8,307            8,686
Minority interest                                                                              600              600
                                                                                       -----------      -----------
  Total liabilities                                                                        146,380          162,980

Commitments and contingencies

Redeemable preferred stock, $.01 par value, 10,500 shares authorized;
  10,500 shares issued and outstanding (liquidation preference of $11,248 and
  $11,960 at December 31, 2002 and September 30, 2003, respectively)                        10,727           11,503

Shareholders' equity:
  Preferred stock, $.01 par value, 984,500 shares authorized;
    no shares issued or outstanding                                                             --               --
  Preferred stock, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $5,140 and $5,476 at December 31, 2002
    and September 30, 2003, respectively)                                                    5,000            5,000
  Common stock, $.01 par value, 40,000,000 shares authorized;
    21,068,717 shares issued                                                                   211              211
  Additional paid-in capital                                                               101,961          101,185
  Accumulated deficit                                                                      (62,709)         (76,343)
  Treasury stock, at cost, 2,964,764 and 2,699,068 shares at
    December 31, 2002 and September 30, 2003, respectively                                 (15,184)         (14,566)
                                                                                      ------------     ------------
      Shareholders' equity                                                                  29,279           15,487
                                                                                       -----------      -----------
                                                                                       $   186,386      $   189,970
                                                                                       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three And Nine Months Ended September 30, 2002 and 2003
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                            2002           2003          2002         2003
                                                            ----           ----          ----         ----
                                                         (Restated)                   (Restated)

Revenues                                                $    30,195    $  31,727     $    90,109   $    96,311

Operating expenses:
   Direct                                                    24,524       26,491          74,935        79,198
   General and administrative                                 1,944        1,950           5,755         5,919
   Selling                                                    1,086        1,066           3,667         3,666
   Depreciation and amortization                              2,937        2,991           8,945         8,920
   Pre-opening expenses                                          --          901             130         1,677
                                                        -----------  -----------     -----------   -----------
     Total operating expenses                                30,491       33,399          93,432        99,380
                                                        -----------  -----------     -----------   -----------
       Loss from operations                                    (296)      (1,672)         (3,323)       (3,069)

Other expenses (income):
   Interest expense                                           3,305        3,502          10,032        10,037
   Minority interests                                            38           38             113           113
   Non-recurring items                                          (97)          --            (127)           --
                                                        -----------  -----------     -----------   -----------

      Loss before income taxes                               (3,542)      (5,212)        (13,341)      (13,219)

Income tax expense (benefit)                                     76           55            (445)          415
                                                        -----------  -----------     -----------   -----------

       Net loss                                              (3,618)      (5,267)        (12,896)      (13,634)

Dividends on preferred stock                                    264          351             537         1,049
                                                        -----------  -----------     -----------   -----------

       Net loss attributable to common shareholders     $    (3,882)  $   (5,618)     $  (13,433)   $  (14,683)
                                                        ===========  ===========     ===========   ===========

Net loss per share:
   Basic and diluted                                    $     (0.21) $     (0.31)    $     (0.74)  $     (0.80)
                                                        ===========  ===========     ===========   ===========

Weighted average shares outstanding:
   Basic and diluted                                         18,096       18,370          18,073        18,286
                                                        ===========  ===========     ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          2002              2003
                                                                                          ----              ----
                                                                                       (Restated)
Cash flows used in operating activities:
    Net loss                                                                       $    (12,896)    $    (13,634)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                                     8,945            8,920
        (Increase) decrease in:
           Accounts receivable, net                                                         941              517
           Inventories                                                                      (69)             (13)
           Other current assets                                                            (823)             136
           Other assets                                                                  (2,052)            (327)
        Increase (decrease) in:
           Accounts payable                                                                (527)             521
           Accrued liabilities                                                           (1,674)          (2,104)
           Deferred revenues                                                             (1,229)              (4)
           Deferred lease obligations                                                     3,766              379
                                                                                   ------------      -----------
               Net cash used in operating activities                                     (5,618)          (5,609)

Cash flows provided by (used in) investing activities:
        Capital expenditures                                                             (5,859)          (8,536)
         Increase in restricted cash                                                         --           (4,200)
         Increase in due from affiliates                                                    (13)              --
         Proceeds from sale of Houston real estate-net of costs                           3,036               --
         Proceeds from sale of The Sports Club/Las Vegas-net of costs                     6,154               --
                                                                                   ------------      -----------
               Net cash provided by (used in) investing activities                        3,318          (12,736)

Cash flows provided by financing activities:
        Proceeds from issuance of Preferred Stock, net of costs                          14,908               --
        Proceeds from notes payable and equipment financing loans                        21,725           30,741
        Repayments of notes payable and equipment financing loans                       (32,666)         (13,074)
                                                                                   ------------    -------------
               Net cash provided by financing activities                                  3,967           17,667
                                                                                   ------------     ------------
               Net increase (decrease) in cash and cash equivalents                       1,667             (678)
Cash and cash equivalents at beginning of period                                          1,482            3,185
                                                                                   ------------     ------------
Cash and cash equivalents at end of period                                         $      3,149     $      2,507
                                                                                   ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                     $     11,803     $     12,075
                                                                                   ============     ============
        Cash paid for income taxes                                                 $        242     $        386
                                                                                   ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2002 and September 30, 2003

1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results for the fiscal year ending December 31, 2003.

2.   Restatement

     On June 26, 2003, the Company filed a Form 10-K/A with the Securities and Exchange Commission to restate its previously issued financial statements for the years ended on and prior to December 31, 2002. The adjustments consisted of several items; however, the principal adjustment was a correction of the methodology used to recognize private training revenues. The Company had been recognizing private training on a cash basis rather than when the private training session was given, as required by GAAP. The other adjustments made as part of the restatement were not significant individually or in total. Accordingly, the Condensed Consolidated Statement of Operations for the quarter and nine months ended September 30, 2002 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2002, have been restated from those originally presented in the Company's September 30, 2002 Form 10-Q.

     The following table presents consolidated summary financial data for the three months and nine months ended September 30, 2002, on an "as reported" and "as restated" basis.

                                                                  Three Months                Nine Months
                                                                      Ended                      Ended
                                                               September 30, 2002          September 30, 2002
                                                               ------------------          ------------------
                                                                           (Amounts in thousands)
Revenue:
     As reported.......................................     $              30,272      $              90,313
                                                            =====================      =====================
     As restated.......................................     $              30,195      $              90,109
                                                            =====================      =====================

Net loss attributable to common shareholders:
     As reported.......................................     $              (4,020)     $             (13,866)
                                                            ======================     ======================
     As restated.......................................     $              (3,882)     $             (13,433)
                                                            ======================     ======================


Net loss per share - basic and diluted:
     As reported.......................................     $               (0.22)     $               (0.77)
                                                            ======================     ======================
     As restated.......................................     $               (0.21)     $               (0.74)
                                                            ======================     ======================

3.   Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2003, cash and cash equivalents were $2,507,000. Restricted cash at September 30, 2003, consisted of a $4.2 million deposit to secure two letters of credit and $227,000 of certificates of deposit to satisfy various regulatory requirements.

4.   Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                             December 31,         September 30,
                                                 2002                 2003
                                                 ----                 ----
                                                   (Amounts in thousands)

        Senior Secured Notes (a)......... $      100,000       $      100,000
        Mortgage note (b)................             --               19,928
        Equipment financing loans (c)....          4,040                2,538
                                          --------------       --------------
                                                 104,040              122,466
        Less current installments........          2,158                2,297
                                          --------------       --------------
                                          $      101,882       $      120,169
                                          ==============       ==============
---------

     (a) On April 1, 1999,  the  Company  issued in a private  placement  $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of September 30, 2003, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

                 Period                                            Percentage
                 ------                                            ----------
                 Prior to March 15, 2004.................          105.688%
                 Prior to March 15, 2005.................          102.844%
                 Thereafter..............................          100.000%

     (b) Prior to June 12, 2003, the Company had a $10.0 million credit facility from a commercial bank. On June 12, 2003, the Company obtained alternative financing in the form of a secured five-year promissory loan in the amount of $20.0 million. Amounts outstanding under the previous bank credit facility were repaid with a portion of the proceeds of the new loan. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/Irvine; and is guaranteed by the Company's two Co-Chief Executive Officers. The note requires The Sports Club/Irvine to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of September 30, 2003, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

     (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 7.1% and 13.3%.

5.   Net Loss per Share

     Basic loss per share represents the net loss less an accrual for Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the quarter and nine months ended September 30, 2003, there were 1,694,768 and 1,886,998 anti-dilutive common stock equivalents, respectively. For the quarter and nine months ended September 30, 2002, there were 3,220,038 and 2,374,827 anti-dilutive common stock equivalents, respectively.

6.   Income Tax Benefit

     The income tax benefit recorded for the nine months ended September 30, 2002, was the result of a federal income tax refund the Company received due to changes in existing tax laws offset by an accrual for state income taxes. The federal income tax benefit arises from the Company's ability to carry back net operating losses incurred during 2001 to prior tax years in which the Company had taxable income. The benefit recorded is consistent with the provisions of statement of Financial Accounting Standards Board No. 109, Accounting for Income Taxes.

7.   Redeemable Preferred Stock

     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the obligation to redeem any outstanding shares of Series B Preferred on March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $3.00 per share (resulting in the issuance of 3,500,000 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $3.00 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange ("AMEX"). In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive a warrant to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C

Convertible Preferred Stock (See Note 8), an amount equal to $1,000 for each share of Series B Preferred then outstanding.

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2002 and September 30, 2003, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                    December 31,   September 30,
                                                        2002           2003
                                                        ----           ----
Initial fair value, sale price of $10,500
     Less costs to issue of $592..............    $      9,908   $        9,908
Redemption value accretion....................              71              135
Accrued and unpaid dividends accretion........             748            1,460
                                                  ------------   --------------
    Total carrying value......................    $     10,727   $       11,503
                                                  ============   ==============

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

10.  Accounting for Stock-Based Compensation

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

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                --------------------------------   -------------------------------
                                                     2002             2003            2002            2003
                                                     ----             ----            ----            ----
                                                              (in thousand, except per share data)
Net loss attributable to common
  shareholders, as reported...................   $   (3,882)    $   (5,618)       $  (13,433)    $   (14,683)

Stock-based employee compensation expense
  included in reported net loss...............           --             --                --              --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards..............................         (310)          (164)             (929)           (491)
                                                 -----------    -----------       -----------    ------------

Adjusted net loss attributable to
  common shareholders.........................   $   (4,192)    $   (5,782)       $  (14,362)    $   (15,174)
                                                 ===========    ===========       ===========    ============

Net loss per share as reported basic and
  Diluted.....................................   $    (0.21)    $    (0.31)       $    (0.74)    $     (0.80)
                                                 ===========    ===========       ===========    ============

Adjusted net loss per share basic and diluted..  $    (0.23)    $    (0.31)       $    (0.79)    $     (0.83)
                                                 ===========    ===========       ===========    ============


11.  New Accounting Pronouncements

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

Accounting for Stock-Based Compensation

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), which amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. Management has chosen not to adopt the fair value measurement provisions of SFAS 123. The Company has included the disclosure requirements in Note 10 to the accompanying unaudited condensed consolidated financial statements.

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

Revenue Arrangements with Multiple Deliverables

     In November 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. The Company adopted EITF 00-21 effective July 1, 2003 and has started classifying revenues generated from new membership sales in accordance with the statement.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addressed the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no "Variable Interest Entities" and therefore the application of this interpretation will not have an effect on the Company's consolidated financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has no "Derivative Instruments" and is not involved in any "Hedging Activities" and therefore the adoption of SFAS 149 did not have any impact on the Company's consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which addresses how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument as a liability if it embodies an obligation for the issuer such as a mandatorily redeemable financial instrument. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the first interim period beginning after June 15, 2003. The application of SFAS 150 did not have any effect on the Company's consolidated financial statements and it did not change the presentation of any liability or equity items in its consolidated balance sheets.

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

Results of Operations

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002.

     Our revenues for the three months ended September 30, 2003, were $31.7 million, compared to $30.2 million for the same period in 2002, an increase of $1.5 million or 5.1%. Revenue increased by $1.5 million at our five most recently opened Sports Club/LA Clubs primarily as a result of a 11.2% increase in membership at these Sports Club/LA Clubs, from September 30, 2002 through September 30, 2003, and to annual rate increases for monthly dues and other ancillary services. Revenue decreased by $23,000 at our three mature Clubs primarily due to a decrease in membership at Reebok Sports Club/NY. Revenue increased by $84,000 at our SportsMed subsidiary primarily due to increased patient visits.

     Our direct expenses increased by $2.0 million (8.0%) to $26.5 million for the three months ended September 30, 2003, versus $24.5 million for the same period in 2002. Direct expenses increased by $1.3 million at our five most recently opened Sports Club/LA Clubs primarily as a result of an increase in variable direct expenses associated with the 11.2% membership increase and resulting revenue growth that occurred at these five Sports Club/LA Clubs between September 30, 2002 and September 30, 2003 and to increases in workers compensation, group medical and property/liability insurance rates. Direct expenses increased by $646,000 at our three mature Clubs primarily due to increased payroll, utility and property tax costs and to increases in workers compensation, group medical and property/liability insurance rates. Direct expenses as a percent of revenue for the three months ended September 30, 2003, increased to 83.5% from 81.2% for the same period in 2002. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Our general and administrative expenses remained flat at $2.0 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002. Legal expenses for the three months ended September 30, 2003 decreased by $40,000 but were offset by minor increases in various other general and administrative expense categories. General and administrative expenses decreased as a percentage of revenue to 6.1% for the three months ended September 30, 2003, from 6.4% for the same period in 2002. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses remained flat at $1.1 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002. We continue to concentrate our advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001. Selling expenses as a percentage of revenue decreased to 3.4% for the three months ended September 30, 2003, from 3.6% for the same period in 2002.

     Our depreciation and amortization expenses were $3.0 million for the three months ended September 30, 2003, versus $2.9 million for the same period in 2002, an increase of $54,000 or 1.8%. The increase in depreciation expense is primarily due to capital additions made at our Sports Club/LA Clubs during the past twelve months.

     Pre-opening expenses of $901,000, for the three months ended September 30, 2003, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

     Our net interest expense increased by $197,000 (6.0%) to $3.5 million for the three months ended September 30, 2003, versus $3.3 million for the same period in 2002. Interest expense decreased by $195,000 due to the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills during the construction period and interest expense decreased by $47,000 due to a reduction of equipment financing loans. Net interest expense increased by $439,000 as a result of interest incurred on our new five-year mortgage loan secured by The Sport Club/Irvine.

     We recorded a non-recurring gain of $97,000, related to the sale of the potential Houston, Texas site on August 30, 2002.

     The tax provisions recorded for the three months ended September 30, 2003 and three months ended September 30, 2002 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the three months ended September 30, 2003 and three months ended September 30, 2002. After the tax provisions and dividends on preferred stock of $351,000 in 2003 and $264,000 in 2002, our consolidated net loss attributable to common shareholders, was $5.6 million or $0.31 per basic and diluted share for the three months ended September 30, 2003 versus a loss of $3.9 million or $0.21 per basic and diluted share for the three months ended September 30, 2002.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002.

     Our revenues for the nine months ended September 30, 2003, were $96.3 million, compared to $90.1 million for the same period in 2002, an increase of $6.2 million or 6.9%. Revenue increased by $5.9 million at our five most recently opened Sports Club/LA Clubs primarily as a result of a 11.2% increase in membership at these five Sports Club/LA Clubs, from September 30, 2002 through September 30, 2003, and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $682,000 at our three mature
Clubs primarily due to a $327,000 increase in food and beverage revenues, a $89,000 increase in private training revenues and a $204,000 increase in dues revenues. Revenue increased by approximately $211,000 at our SportsMed subsidiary primarily due to increased patient visits and revenue decreased by $547,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002.

     Our direct expenses increased by $4.3 million (5.7%) to $79.2 million for the nine months ended September 30, 2003, versus $74.9 million for the same period in 2002. Direct expenses increased by $3.1 million at our five most recently opened Sports Club/LA Clubs primarily due to increases in variable direct expenses associated with the 11.2% membership increase and resulting revenue growth that occurred at these five Sports Club/LA Clubs between September 30, 2002 and September 30, 2003 and to increases in workers compensation, group medical and property/liability insurance rates. Direct expenses increased by $1.7 million at our three mature Clubs primarily due to increased payroll, utility and property tax costs and to increases in workers compensation, group medical and property/liability insurance rates. Direct expenses decreased by $505,000 due to the sale of The Sports Club/Las Vegas on January 31, 2002. Direct expenses as a percent of revenue for the nine months ended September 30, 2003, decreased to 82.2% from 83.2% for the same period in 2002. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should continue to decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Our general and administrative expenses were $5.9 million for the nine months ended September 30, 2003, versus $5.8 million for the same period in 2002, an increase of $164,000 or 2.8%. The increase in our general and administrative expenses was primarily the result of increased workers compensation insurance rates, increased group medical and property/liability insurance costs, plus a small increase in payroll costs. General and administrative expenses decreased as a percentage of revenue to 6.1% for the nine months ended September 30, 2003, from 6.4% for the same period in 2002. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses remained flat at $3.7 million for both the nine months ended September 30, 2003 and for the nine months ended September 30, 2002. We continue to concentrate our advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001. Selling expenses decreased as a percentage of revenue to 3.8% for the nine months ended September 30, 2003, from 4.1% for the same period in 2002.

     Our depreciation and amortization expenses remained flat at $8.9 million for both the nine months ended September 30, 2003 and for the nine months ended September 30, 2002. A decrease in depreciation and amortization expense of $32,000, resulting from the sale of The Sports Club/Las Vegas on January 31, 2002, was partially offset by increased depreciation resulting from capital additions made in 2002 and 2003.

     Pre-opening expenses were $1.7 million for the nine months ended September 30, 2003, versus $130,000 for the same period in 2002. Pre-opening expenses for the nine months ended September 30, 2003, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 6, 2003. The pre-opening expenses for the nine months ended September 30, 2002, consisted of expenses related to a possible Club site on Long Island in New York. We have since decided not to develop the Long Island site.

     Our net interest expense remained flat at $10.0 million for both the nine months ended September 30, 2003 and for the nine months ended September 30, 2002. Net interest expense decreased by $344,000 due to the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills during the construction period and by $134,000 due to a reduction of equipment financing loans. These decreases in net interest expense were offset by interest incurred on our new five-year mortgage loan secured by The Sport Club/Irvine of $483,000.

     We recorded two non-recurring gains, totaling $127,000, during the nine months ended September 30, 2002. We recorded a non-recurring gain of $30,000, related to the sale of The Sports Club/Las Vegas on January 31, 2002 and a non-recurring gain of $97,000, related to the sale of real estate in Houston, Texas on August 30, 2002.

     The tax provision of $415,000 recorded for the nine months ended September 30, 2003, is comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the nine months ended September 30, 2003. After the tax provision of $415,000 and dividends on preferred stock of $1.0 million, our consolidated net loss attributable to common shareholders for the nine months ended September 30, 2003, was $14.7 million or $0.80 per basic and diluted share. The tax benefit of $445,000 recorded for the nine months ended September 30, 2002, was the result of a $900,000 federal income tax refund we recorded due to tax law changes that allowed us to carry-back our 2001 loss to prior tax years and New York City and New York State income taxes of $455,000 incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the nine months ended September 30, 2002. After the tax benefit of $445,000 and dividends on preferred stock of $537,000, our consolidated net loss attributable to common shareholders for the nine months ended September 30, 2002, was $13.4 million or $0.74 per basic and diluted share.

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

     We incur capital expenditures for normal replacement of fitness equipment and updating Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. We estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $430,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     All our mature Sports Clubs (Clubs open at least five years) currently generate positive cash flow from operations. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or at only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenue. The time period necessary to achieve positive cash flows is dependent upon the membership levels and amount of fixed costs. Three of our new Clubs now generate positive cash flows while two of the new Clubs require cash to fund their operating activities. Our consolidated cash flows from operations for each of the last three years and for the first nine months of 2003 were negative. We expect this trend to continue until the newly opened Clubs generate sufficient positive cash flows. Our ability to generate positive cash flow from operating activities is dependent upon increasing membership levels at these Clubs and we cannot offer any assurance that we will be successful in these efforts.

     At September 30, 2003, we had $2.5 million of outstanding equipment financing loans. We make monthly principal and interest payments on this debt. These monthly payments are currently $203,000 and they will continue until December 2004, when a significant portion of the debt will be repaid. On June 12, 2003, we entered into a new loan to replace our prior bank credit facility. This loan requires us to make monthly principal and interest payments of $144,561 through June 2008.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through September 30, 2004 are estimated to be as follows (amounts in thousands):


Indenture interest......................................   $          11,375
Information system upgrades.............................                 430
Payments on long-term debt..............................               4,171
                                                           -----------------
                                                           $          15,976
                                                           =================

Capital Requirements - New Clubs

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills and on October 7, 2003 opened this Club. The new Sports Club/LA is approximately 40,000 square feet and is located at 9601 Wilshire Boulevard in the heart of the Beverly Hill's retail and commercial district. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites. As of September 30, 2003 we have spent approximately $7.0 million on this development and we anticipate spending another $1.5 million by December 31, 2003.

     We also anticipate entering into a management service agreement with Terremark Brickell II Ltd., an affiliate of Millennium Partners LLC, to manage The Sports Club/LA - Miami. Millennium Partners LLC and its affiliates ("Millennium") collectively owns approximately 33.7% of our common stock. Under the terms of the agreement, Millennium will provide all the capital required to develop this facility and Millennium will retain a 100% ownership in the Club. We will be entitled to a management fee based upon the Club's revenues and can also earn a profit participation based upon the facility's net operating income, as defined. We will not be required to invest any of our capital into this development.

Cash and Credit Availability

     During the first nine months of 2003 our operating activities generated $6.5 million before we made interest payments of $12.1 million resulting in a net use of cash from operating activities of $5.6 million. We believe we will continue to generate positive cash flow from operating activities before interest payments and that such amount will increase as our new Clubs continue to mature.

     On June 12, 2003, we replaced our existing bank credit facility with a new $20.0 million loan. We used $3.1 million of those proceeds to repay our bank credit facility and $5.2 million to establish a deposit account with the bank as collateral for letters of credit they have issued on our behalf. After the payment of various closing costs, the remaining net proceeds of $10.9 million was added to our cash balances. The bank credit facility has now been terminated. We used most of the net proceeds to complete the development of The Sports Club/LA-Beverly Hills and to make the September 15, 2003 interest payment on the Senior Secured Notes.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At September 30, 2003, we had $2.5 million of equipment financing obligations outstanding and would be allowed to finance an additional $7.5 million with our equipment serving as collateral.

     On April 4, 2003, we announced that we had received a "going private" proposal from a group consisting of four of our principal stockholders and a private equity fund ("Palisade") to purchase all the outstanding shares of our common stock not owned by these and certain other stockholders for a cash price of $3.00 per share. The offer was submitted to a Special Committee of our Board of Directors, which together with its legal and financial advisors was to evaluate the offer on behalf of the public stockholders. The transaction, as then structured, would have resulted in a capital infusion of approximately $8.5 million to the Company. Those funds would have been available for general working capital purposes. On October 13, 2003, we announced that we have mutually agreed with Palisade to set aside the previously announced offer of "going private." We have received an amended letter of intent setting forth revised terms and conditions under which Palisade would propose to make an equity investment in us. Palisade's term sheet has been submitted to the Special Committee of our Board of Directors for review. The
Special Committee will negotiate the terms with Palisade on behalf of the Company and its Shareholders. There can be no assurance, however, that such an agreement will be reached.

Summary

     In order to make our interest payment due on March 15, 2004, we will need to sell additional assets or complete a transaction to raise additional equity. There can be no assurance that we will be able to raise additional capital by selling assets or by offering additional equity securities. However, two of our major shareholders, who now guarantee our new $20.0 million mortgage loan, have committed to providing us with sufficient financial support to continue our operations through March 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of September 30, 2003, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At September 30, 2003, the fair value of the Senior Secured Notes is approximately $91.0 million. We also have a $19.9 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

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

b)   The following reports on Form 8-K have been filed since June 30, 2003:

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

     On October 3, 2003, we filed a report on Form 8-K announcing that on September 29, 2003, the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until November 30, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the Principal Shareholders, so long as such negotiations or understandings relate to a transaction that has been, or is intended to be, proposed to our Special Committee.

     On October 9, 2003, we filed a report on Form 8-K stating that on October 8, 2003, we issued a press release announcing the opening of The Sports Club/LA-Beverly Hills. The new Club opened on October 7, 2003 and is located in Beverly Hills, California. The Club, a two-story 40,000 square foot luxury sports and fitness complex offers a state-of-the art environment including a Bar and Lounge and spa services.

     On October 14, 2003, we filed a report on Form 8-K stating that on October 13, 2003, we issued a press release announcing that we had mutually agreed with Palisade Concentrated Equity Partnership, L.P. ("Palisade") to set aside its previously announced offer of "going private." We also stated that we expect to receive an amended letter of intent setting forth the revised terms and conditions under which Palisade would propose to make an $18.5 million equity investment in us, subject to an additional investment by certain of our existing stockholders, the proceeds of which would be retained by us to fund operations. There can be no assurance that the proposed financing transaction with Palisade will be completed.

     On November 3, 2003, we filed a report on Form 8-K stating that on November 3, 2003, we issued a press release announcing operating results for the third quarter and nine months ending September 30, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    THE SPORTS CLUB COMPANY, INC.


Date: November 12, 2003             by    /s/ Rex A. Licklider
                                          ------------------------------------
                                          Rex A. Licklider
                                          Vice Chairman of the Board
                                          and Co-Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 12, 2003             by    /s/ Michael Talla
                                          ------------------------------------
                                          D. Michael Talla
                                          Chairman of the Board
                                          and Co-Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 12, 2003             by    /s/ Timothy M. O'Brien
                                          ------------------------------------
                                          Timothy M. O'Brien
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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

                                                  /s/ D. Michael Talla
                                          ------------------------------------
                                                    D. Michael Talla
                                               Co-Chief Executive Officer
Date: November 12, 2003

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

                                                    /s/ Rex A. Licklider
                                            -----------------------------------
                                                      Rex A. Licklider
                                                 Co-Chief Executive Officer
Date: November 12, 2003

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

                                              /s/ Timothy M. O'Brien
                                      ---------------------------------------
                                                Timothy M. O'Brien
                                             Chief Financial Officer
Date: November 12, 2003

                                                                   EXHIBIT 99.4


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Each of the undersigned herby certifies, in his capacity as an officer of The Sports Club Company, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

     o The Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     o The information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 12, 2003


/s/ D. Michael Talla
---------------------------------
D. Michael Talla
Co-Chief Executive Officer


/s/ Rex A. Licklider
---------------------------------
Rex A. Licklider
Co-Chief Executive Officer


/s/ Timothy O'Brien
---------------------------------
Timothy O'Brien
Chief Financial Officer