Form 10-K
period 2003-12-31
SPORTS CLUB CO INC
filed 2004-06-21
CIK 924373

================================================================================
                                  UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        --------------------------------
                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

  |_|    TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT

             For the transition period from ___________to __________

                         Commission File Number: 1-13290

                     ---------------------------------------

                          The Sports Club Company, Inc.
             (Exact name of registrant as specified in its charter)


                 Delaware                                95-4479735
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                         Identification No:)

    11100 Santa Monica Blvd., Suite 300
          Los Angeles, California                           90025
      (Address of registrant's principal                  (Zip Code)
            executive offices)

         Registrant's telephone number,
             including area code:
               (310) 479-5200

       Securities registered pursuant to          Name of each exchange on which
            Section 12(b) of the Act:                     registered
              Title of each class

        Common Stock $.01 par value                 American Stock Exchange

      Securities registered pursuant to
           Section 12(g) of the Act:                        None

                     ---------------------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 15, 2004 was $7,184,586. The number of shares of the Common Stock, par value $ .01 per share, outstanding (the only class of Common Stock of the registrant outstanding) was 18,783,744 on June 15, 2004. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


================================================================================

                                     PART I

ITEM 1. BUSINESS

General

     We were incorporated in Deleware in 1994 to consolidate the ownership of several sports and fitness clubs. We currently own and operate eight Clubs under "The Sports Club/LA" name in Los Angeles, Beverly Hills, Orange County, Washington D.C., Boston, San Francisco and at Rockefeller Center and the Upper East Side in New York City. We also operate and own a majority interest in Reebok Sports Club/NY, and operate The Sports Club/LA in Miami under a management agreement. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service-oriented, state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.

     Our Clubs (hereinafter referred to as "Clubs" or "The Sports Club/LA") are conveniently located and are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. The Sports Club/LA sites are designed as "urban country clubs," and most Clubs range in size from 90,000 to 140,000 square feet. Initiation fees and monthly membership dues at The Sports Club/LA are higher than those charged by most other sports and fitness clubs. Income from ancillary services and products, including private training, food and beverage and spa services, also constitutes a significant portion of our revenues. Our subsidiary, The SportsMed Company ("SportsMed"), operates physical therapy facilities in some Clubs and at other locations.

     According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, it is estimated that 36.3 million Americans were members of more than 20,000 sports and fitness clubs in 2002. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 8.1% from $6.5 billion in 1993 to $13.1 billion in 2002. The industry has benefited from the general public's increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 54% of all memberships and are the fastest growing segment of the industry.

Recent Events

     On March 12, 2004, we completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. We received $6.1 million in cash, net of costs, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock at a price of $100 per share. Proceeds from the sale were primarily used to make our March 15, 2004 interest payment on our Senior Secured Notes.

     In November 2003, we opened The Sports Club/LA - Miami. This 40,000 square foot Club is located in the new Four Seasons Resort and Towers project in downtown Miami. We manage this Club for which we receive a management fee based upon both the gross revenue and net cash flow of the Club. We also license The Sports Club/LA name to the owner. This management structure allows us to expand our brand and receive an immediate earnings stream, with the potential for additional profits, without making any capital investment.

     In October 2003, we opened The Sports Club/LA - Beverly Hills. This 40,000 square foot Club is located in the heart of the Beverly Hills retail and commercial district and is located approximately three miles east of our flagship property The Sports Club/LA - Los Angeles. This Club may serve as the prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites.

     On June 12, 2003, we replaced our Bank Credit Agreement with a new $20.0 million secured loan from Orange County's Credit Union. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25% per annum; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club Inc. our wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of our major shareholders. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

The Sports Club/LA

     The Sports Club/LA ranges in size from 40,000 to 140,000 square feet and typically includes the following features:

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

     We currently have ten Sports Clubs in operation. The original Sports Club/LA opened in 1987 in West Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Bel Air, Westwood and Century City. We opened The Sports Club/LA-Beverly Hills in October 2003. This 40,000 square foot Club is located in the heart of Beverly Hill's retail and commercial district. The Sports Club/LA - Orange County opened in 1990 in Irvine, California near Newport Beach.

     We operate three Clubs in New York City. Reebok Sports Club/NY opened in 1995 on Manhattan's upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. ("Reebok") and Lincoln Metrocenter Partners, L.P. (collectively with its affiliates "Millennium"). We manage the operations and own a 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership. We opened The Sports Club/LA at two locations in New York City in 2000. The Sports Club/LA - New York at Rockefeller Center was opened in February 2000. This Club was designed to service the executive business community in midtown Manhattan. The Sports Club/LA - New York in New York City's Upper East Side was opened in September 2000. This site is the location of the former Vertical Club, which was closed in February 1999 for major renovation and conversion to The Sports Club/LA and serves the affluent residential Upper East Side area of New York City.

     We also operate The Sports Club/LA at four other sites developed by Millennium. The Sports Club/LA - Washington D.C. opened in October 2000. This 100,000 square foot Club is located at 22nd and M Streets between Washington D.C.'s business district and Georgetown. The Sports Club/LA - Boston opened in September 2001. This Club overlooks the historic Boston Common and is located a short distance from the city's financial district. Both of these Clubs are co-located with a Ritz Carlton Hotel. The Sports Club/LA - San Francisco has been open since October 2001. This Club is located in the Four Seasons Hotel and Residences in the emerging South of Market Area in San Francisco. The Sports Club/LA - Miami opened in November 2004. We operate this Club pursuant to a management agreement with Millennium, which has retained 100% ownership in the Club's operations. We receive a management fee consisting of a flat percentage of cash revenues plus a share of the Club's operating income.

The SportsMed Company, Inc.

     Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA in Los Angeles and Orange County, the Spectrum Club - Valencia and the Spectrum Club - Thousand Oaks. SportsMed also operates in a stand-alone facility in Calabasas, California. The clinics are staffed by exercise physiologists, physical therapists and registered dietitians who provide services to members and others. We believe that SportsMed provides valuable services, which are complementary to the other services provided by the Clubs, and are considering placing physical therapy facilities in other Clubs in the future.

Development of New Clubs

     Recent New Club Developments. In October 2003, we opened The Sports Club/LA
- Beverly Hills. This 40,000 square foot Club is located in the heart of the Beverly Hills retail and commercial district. This Club may serve as the prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites.

     In 2000 and 2001, we completed the development of five new The Sports Club/LA sites. Two of these Clubs are located in New York City and, when combined with our Reebok Sports Club/NY site, form a trio of Clubs located in residential areas on the East and West sides and the central midtown business district. Three of the new The Sports Club/LA sites were developed with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros; Goldman Sachs' Whitehall Street Real Estate Limited Partnerships; and Millennium Entertainment Partners L.P., a consortium of German insurance companies. These Clubs are located in projects developed by Millennium in prime, metropolitan locations that, like Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments includes either a Ritz Carlton or Four Seasons hotel. These Clubs are approximately 100,000 square feet and offer services typically found at other Sports Club/LA sites. We believe that such projects offer ideal locations for The Sports Club/LA and would consider developing The Sports Club/LA with Millennium or other developers in other major metropolitan areas.

     Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a negative cash flow or only a slight positive cash flow during the first two years of operation as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. This trend has continued at The Sports Club/LA sites we opened since 2000. Three of these Clubs are now operating at a positive cash flow level while three Clubs are still building the membership base necessary to achieve this level. We believe that our revenues from these Clubs will significantly increase as membership levels mature.

Future New Club Developments

     The completion of The Sports Club/LA at five new sites has required significant financial resources. In addition, our current financing arrangements and level of operating cash flow make it difficult to secure the required financing to develop additional new sites. Therefore, our primary focus is now on improving the operating performance of our existing Clubs. We are pursuing The Sports Club/LA developments at new sites that are financially structured in a way that will not require us to make a significant capital investment. We would consider entering into joint ventures, partnership agreements or management agreements for the purpose of developing new Clubs.

     We currently operate The Sports Club/LA - Miami. Millennium is the owner of this Club. They are responsible for providing all funds necessary to construct, equip and operate the Club. We manage the Club's operations for which we receive a management fee based upon both the gross revenues and net cash flow of the Club. We also license The Sports Club/LA name to Millennium. This structure allows us to expand our brand and receive an immediate earnings stream, with the potential for additional profits, without making any capital investment. We would consider entering into similarly structured agreements to manage other Clubs for Millennium or other developers.

Sales and Marketing

     Strategy. The Sports Club/LA is marketed as an "urban country club" offering personalized attention and multiple amenities and services. We believe that the image of The Sports Club/LA as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. The Sports Club/LA emphasize personalized service and instruction and the creation of an "urban country club" atmosphere in which members can relax and socialize. Our marketing efforts at The Sports Club/LA emphasize retaining existing members, replacing members who leave with new members and increasing ancillary revenues from services such as private training and spa services. Our focus at the newer Sports Club/LA locations is on attracting additional members.

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

     Corporate Programs. We believe the corporate market is a significant source of new members, due to the proximity of The Sports Club/LA to business centers. Our members use the Clubs to conduct business and to develop and maintain business contacts. We employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of the Clubs. The Sports Club/LA offers corporate group-discounted initiation fees depending upon the number of new members involved. Our SportsMed subsidiary has developed several corporate wellness programs to fit the needs of this particular market. We believe that corporations are favorably disposed to The Sports Club/LA and The SportsMed programs because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.

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

Employee Training

     We believe that a key component of our operating strategy is a well-trained and knowledgeable staff. We have comprehensive training programs to enhance the effectiveness of our personnel. All newly hired employees are required to attend an orientation seminar that is led by members of our management staff and a personnel instructor. Topics include our history and philosophy, The Sports Club/LA policies and procedures, member service, interaction skills and product knowledge. These orientation seminars are held weekly.

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

     We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, group exercise instructors and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly-hired personnel is mandatory. We place particular emphasis on our sales/marketing training seminars that are given once every two months by a personnel instructor. In these seminars, all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually-tailored exercise programs. Most instructors are college-educated and all trainers are required to be certified by the National Academy of Sports Medicine. Our group exercise instructors hold nationally recognized certifications and must have at least one year of teaching experience before they are permitted to teach at The Sports Club/LA. They are also required to participate in ongoing training and periodic re-evaluation.

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

     The Sports Club/LA offers three types of memberships: executive, health and racquet sports. The Sports Club/LA's initiation fees and monthly membership dues vary depending on the location of the Club. The Sports Clubs' market rate for initiation fees range from $400 to $2,900 and monthly membership dues range from $110 to $300. Corporate, bicoastal and spousal memberships are also available. We offer the following membership options:

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

     Racquet Sports Membership. Racquet sports memberships are currently offered at The Sports Club/LA - Orange County, The Sports Club/LA - Boston and The Sports Club/LA - Washington D.C. In addition to use of the Club's facilities, this membership includes unlimited use of racquetball, squash, paddle tennis and tennis courts, depending upon the individual Club's facilities.

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

Trademarks and Trade Names

     We have registered our "flying lady" logo as a stand-alone design and in combination with "The Sports Club/LA" name under federal trademark laws. Internationally, we have registered "The Sports Club/LA" name and logo in Japan, Australia and throughout Europe under a joint "European Community" trademark.

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

     Statutes and regulations affecting the fitness industry have been enacted or proposed in California, Florida and New York. Many other states into which we may expand have or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, limit the amount of prepaid revenues we can collect, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

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

Employees

     At May 31, 2004, we had 2,399 employees, most of whom are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At May 31, 2004, we employed 1,091 full-time employees, 981 of whom were involved in The Sports Club/LA operations such as sales, management, private training, food and beverage or support staff, 42 of whom work for our SportsMed subsidiary and 68 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

     Quarterly and annual reports on Form 10-Q and Form 10-K can be accessed through the SEC website at http://www.sec.gov/edgar/searchedgar/webusers.htm. The website for the "Public Company Accounting Oversight Board" is http://www.pcaobus.org/.

ITEM 2.  PROPERTIES

     We own the real estate at The Sports Club/LA - Orange County and The Sports Club/LA - Los Angeles (subject to a minority interest held by our Chairman D. Michael Talla). All other premises on which the Clubs are located are leased.

     The following table provides certain information concerning our Clubs:


                                                Approximate   Open Date    Own or Lease
                    Club                        Square Feet      (1)      Expiration Date      Renewal Option
                    ----                       -------------  ----------  ---------------      --------------

The Sports Club/LA - Los Angeles (2).......       100,000       1994 A         Own                  N/A
The Sports Club/LA - Orange County.........       130,000       1994 A         Own                  N/A
Reebok Sports Club/NY(3)...................       140,000       1995 O       4/17/15       Three 14-year options
The Sports Club/LA - Rockefeller Center....        90,000       2000 O       1/31/13         Two 5-year options
The Sports Club/LA - Upper East Side.......       140,000       2000 O       12/31/20        Two 5-year options
The Sports Club/LA - Washington D.C.(4)           100,000       2000 O       10/31/20      Three 14-year options
The Sports Club/LA - Boston(4).............       100,000       2001 O       8/31/21       Three 14-year options
The Sports Club/LA - San Francisco(5)......        90,000       2001 O       9/30/21       Three 14-year options
The Sports Club/LA - Beverly Hills.........        40,000       2003 O       4/30/18         One 10-year option

-------------


(1)  Date of acquisition ("A") or opening ("O").

(2) D. Michael Talla, our Chairman, has the right to 49.9% of the first $300,000 of annual operating income from the partnership which owns The Sports Club/LA - Los Angeles.

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

     We remain obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements that provide for all operating costs of these facilities to be assumed by the new owners.

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


                                                                            Price Range of Common Stock
                                                                            ---------------------------
                                 Calendar Quarter                             High                 Low
                                 ----------------                             ----                 ---

Year Ended December 31, 2002:
     First Quarter .............................................      $        2.90         $       2.45
     Second Quarter.............................................               2.60                 2.10
     Third Quarter..............................................               2.45                 1.00
     Fourth Quarter.............................................               3.45                 1.72

Year Ended December 31, 2003:
     First Quarter..............................................               2.50                 2.15
     Second Quarter.............................................               2.87                 2.40
     Third Quarter..............................................               3.00                 2.50
     Fourth Quarter.............................................               2.70                 1.65

Year Ending December 31, 2004:
     First Quarter..............................................               2.35                 1.80
     Second Quarter (through June 15th).........................               1.98                 1.45

     As of June 15, 2004, we had 63 stockholders of record and approximately 600 beneficial owners. The closing price of our Common Stock as reported by the American Stock Exchange ("AMEX") on June 15, 2004, was $1.61.

     On April 15, 2004, AMEX notified us that we had not met certain of the AMEX continued listing standards as set forth in Section 1003(d) of the AMEX Company Guide. We were afforded an opportunity to respond and on April 30th, submitted a plan to comply with the AMEX listing standards. The plan was amended on May 19, 2004. On May 25, 2004, AMEX approved our amended plan. We have an extension until June 21, 2004, to complete the filing of our Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004 with the Securities and Exchange Commission. We are subject to periodic AMEX review and our failure to regain compliance with the continued listing standards by the end of the extension period could result in our Common Stock being delisted from the AMEX.

Dividend Policy

     We have never declared or paid any dividends on our Common Stock or Preferred Stock and we do not anticipate doing so in the foreseeable future. It is our present policy to retain earnings for use in our operations, debt service and the expansion of our business. In addition, our ability to pay cash dividends is limited by our current financing agreements and may be similarly limited by future financing agreements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our summary financial and operating data for the fiscal years ended December 31, 1999 through 2003 and has been derived from our consolidated financial statements. Such consolidated financial statements and summary financial and operating data have been restated as described in Note 2 to the consolidated financial statements. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.


                                                                     Fiscal Year Ended December 31,
                                                              ------------------------------------------
                                                           1999       2000       2001       2002       2003
                                                           ----       ----       ----       ----       ----
                                                                                         (Restated)
                                                             (Dollars in thousands, except per share data)

Statement of Operations Data:
  Revenues:
   Membership revenues..............................   $  86,787  $  75,217  $ 100,165  $ 120,853   $ 130,988
   Reimbursed costs.................................          --         --         --         --       2,383
                                                       ---------  ---------  ---------  ---------   ---------
     Total revenues.................................      86,787     75,217    100,165    120,853     133,371
  Operating expenses:
   Direct...........................................      60,065     58,575     87,560    100,973     107,925
   Reimbursed costs.................................          --         --         --         --       2,383
   General and administrative.......................       6,810      7,326      8,468      7,414       7,840
   Selling..........................................       2,608      2,915      3,880      4,907       4,902
   Depreciation and amortization....................       6,147      7,428     11,883     11,909      12,052
   Pre-opening expenses.............................       3,090      9,589      5,884        130       2,258
   Impairment charge................................          --         --      5,044         --          --
                                                       ---------  ---------  ---------  ---------   ---------
         Total operating expenses...................      78,720     85,833    122,719    125,333     137,360
                                                       ---------  ---------  ---------  ---------   ---------
         Income (loss) from operations..............       8,067    (10,616)   (22,554)    (4,480)     (3,989)
  Other income (expense):
    Interest........................................      (5,991)    (6,478)   (13,001)   (13,420)    (13,750)
    Minority interests..............................        (150)      (150)      (150)      (150)       (150)
    Equity interest in net income of unconsolidated
      subsidiary....................................         931         --         --         --          --
    Non-recurring items.............................         768     (3,242)       397        127          --
                                                       ---------  ---------  ---------  ---------   ---------
         Total other income (expense)...............      (4,442)    (9,870)   (12,754)   (13,443)    (13,900)
                                                       ---------  ---------  ---------  ---------   ---------
         Income (loss) before income taxes and
           cumulative effect of change in accounting
           principle................................       3,625    (20,486)   (35,308)   (17,923)    (17,889)
  Provision (benefit) for income taxes..............       2,021     (7,982)     5,370       (310)        495
                                                       ---------  ---------  ---------  ---------   ---------
         Income (loss) before cumulative effect of
           change in accounting principle...........       1,604    (12,504)   (40,678)   (17,613)    (18,374)
  Cumulative effect of change in accounting principle,
    net of income tax benefit of $600 in 1999 and $0
    in 2002.........................................         899          --         --      5,134          --
                                                       ---------   --------- ----------  ---------  ----------
         Net income (loss)..........................         705     (12,504)   (40,678)   (22,747)    (18,374)
  Dividends on Preferred Stock......................          --          --         --        888       1,400
                                                       ---------   --------- ---------- ----------  ----------
         Net income (loss) attributable to common
           shareholders.............................    $    705   $ (12,504) $ (40,678) $ (23,635)  $ (19,774)
                                                       =========  ========== ========== ==========  ==========

  Net income (loss) per share:
    Basic and diluted...............................    $   0.04    $  (0.70) $   (2.27) $   (1.31)  $   (1.08)
                                                       =========   ========= ========== ==========  ==========
  Weighted average number of common shares outstanding:
    Basic...........................................      18,114      17,773     17,939     18,080      18,316
                                                       =========   =========  =========  =========   =========
    Diluted.........................................      18,290      17,773     17,939     18,080      18,316
                                                       =========   =========  =========  =========   =========
















                                                                           At December 31,
                                                       -------------------------------------------------------
                                                          1999         2000       2001       2002        2003
                                                          ----         ----       ----       ----        ----
                                                                                         (Restated)
                                                                         (Dollars in thousands)

Balance Sheet Data:
  Cash and cash equivalents..........................   $ 36,107    $  11,059  $   1,482  $   3,185  $    1,932
  Restricted cash....................................     41,389        6,996         --        227       4,432
  Property and equipment, net........................    118,959      169,907    170,799    156,630     155,173
  Total assets.......................................    225,088      223,773    197,114    181,252     183,959
  Deferred membership revenue (Short and Long-Term)..     13,025       16,214     19,026     18,231      19,161
  Long-term debt including current installments......    103,887      110,331    115,491    104,040     121,830
  Redeemable Preferred Stock.........................         --           --         --      5,140       5,590
  Stockholders' equity...............................     94,806       82,793     42,469     24,145       5,454


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates and judgments that are based on historical experience and other assumptions that we believe to be reasonable under the circumstances. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

     We are the operator of ten sports and fitness Clubs located in major metropolitan markets across the United States, including one Club operated under a management agreement. Our Clubs are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. Our Clubs, which are usually named The Sports Club/LA are recognized as among the finest sports and fitness facilities in the United States. In 1999, we decided to focus our efforts on the national development of The Sports Club/LA brand. At that time, we sold all of our smaller sized Clubs. We also issued $100.0 million of Senior Secured Notes due in March 2006. The proceeds from these transactions were utilized to develop five additional new Clubs in New York City, Washington D.C., Boston and San Francisco. We have since opened The Sports Club/LA in Beverly Hills and in Miami.

     Most of our Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities included in our Clubs, we spend significant amounts to construct a new facility. We compare the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either mature or recently opened. Mature Clubs are those Clubs at which we believe the membership levels have reached a stable level and based upon the amount of new membership sales and attrition, or the size of the Club, we do not believe a significant additional growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature while the other six are considered to be recently opened. Five of these Clubs were opened between 2000 and 2001 while The Sports Club/LA - Beverly Hills was opened in October 2003. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. Since 2000, we have invested significant amounts of cash in the construction and operation of these new Clubs. Our operating performances and our liquidity have been negatively impacted due to the start up nature of these Clubs and the initial construction cost.

     We measure performance using key operating statistics such as initiation fees, monthly dues and ancillary revenues per member. We closely focus on new membership sales and the level of membership attrition at each Club. We also closely evaluate our expenses with an emphasis on controlling payroll costs. We use Club operating income, before depreciation expenses and rent expense as a means to evaluate the overall performance of an individual Club.

     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 36.5% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 27% is well below the normal in the industry.

     Our direct expenses include costs to operate our Clubs. These consist primarily of payroll and employee benefits, rent and other occupancy related costs, supplies, repairs, costs of products sold and various other operating costs. A significant amount of these costs are fixed in nature.

     General and administrative expenses include costs related to our centralized support functions such as accounting, information technology, development and our executive management. Costs associated with being a publicly owned Company are also included in this category. Selling expenses include our advertising, marketing department and promotional costs associated with the generation of new memberships.

Critical Accounting Policies and Estimates

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

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over a period of three years, which represents the average life of a membership based upon historical data. Dues that are received in advance are recognized on a pro-rated basis over the periods in which services are to be provided. In addition, payments of last months' dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized based upon the estimated amount to be collected.

     Effective July 1, 2003, we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables. As a result of the adoption of EITF 00-21, the fair value of any free products or services bundled with new memberships is now recorded as revenue when the product is delivered or the service is performed. Prior to the adoption of EITF 00-21, we considered all payments as initiation fees and no revenue was recorded for the free products or services bundled with new memberships. The impact upon implementation of EITF 00-21 was to increase our 2003 revenues by $862,000.

     Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our members' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and our members' creditworthiness. The likelihood of a material loss from this area is minimal due to our limited exposure to credit risk.

     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at December 31, 2003.

     Valuation of goodwill. Prior to January 1, 2002, we amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 40 years. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. In early 2004, we determined that the methodology used to determine if goodwill was impaired was incorrect and that a reevaluation was required. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment. We are also required to evaluate goodwill on an annual basis. We performed the analysis, as of December 31, 2002 and 2003, and determined that our remaining goodwill was not impaired.

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

Results of Operations

Fiscal 2003 compared to Fiscal 2002

     Total revenue increased $12.5 million or 10.4% to $133.4 million for the year ended December 31, 2003 from $120.9 million for the year ended December 31, 2002. Of the $12.5 million increase, $6.0 million was from membership dues and initiation fees, $4.1 million was from ancillary revenues, and $2.4 million was related to the recovery of operating costs at The Sports Club/LA - Miami, a Club that we manage.

     Revenue increased by $8.1 million at the five Sports Club/LA Clubs opened in 2000 and 2001, primarily as a result of a 9.7% increase in membership at these five Sports Club/LA Clubs from December 31, 2002 through December 31, 2003 and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $2.4 million due to cost reimbursements we received from the owners of The Sports Club/LA - Miami, a Club we manage, which opened in November 2003. Revenue increased by $1.3 million due to the opening of The Sports Club/LA - Beverly Hills on October 7, 2003 and by $810,000, at our three mature Clubs, primarily due to a $327,000 increase in food and beverage revenues and a $444,000 increase in dues revenues. Revenue increased by $348,000 at our SportsMed subsidiary primarily due to increased patient visits and by $88,000 due to management fees received from The Sports Club/LA - Miami. Revenue decreased by $547,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002.

     Our direct expenses increased by $6.9 million (6.8%) to $107.9 million for the year ended December 31, 2003, versus $101.0 million for the same period in 2002. Direct expenses increased by $4.0 million at our five most recently opened Sports Club/LA Clubs primarily due to increases in variable direct expenses associated with the 9.7% membership increase and resulting revenue growth that occurred at these five Sports Club/LA Clubs between December 31, 2002 and December 31, 2003 and to increases in workers' compensation, group medical and property/liability insurance rates. Direct expenses increased by $1.4 million as a result of the opening of The Sports Club/LA - Beverly Hills on October 7, 2003. Direct expenses increased by $2.0 million at our three mature Clubs primarily due to increased payroll, utility and property tax costs and to increases in workers' compensation, group medical and property/liability insurance rates. Direct expenses decreased by $505,000 due to the sale of The Sports Club/Las Vegas on January 31, 2002. Direct expenses as a percent of revenue for the year ended December 31, 2003, decreased to 80.9% from 83.6% for the same period in 2002. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001 and at The Sports Club/LA - Beverly Hills opened in October of 2003, the direct expense percentage should continue to decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Reimbursed costs were $2.4 million for the year ended December 31, 2003. These costs relate to The Sports Club/LA - Miami, which is a non-owned Club that we manage for its owner. We receive a management fee for managing the Club and are reimbursed for all costs we incur pursuant to the management agreement. As required by generally accepted accounting principles, reimbursed costs are recorded as both revenue and expense in our consolidated financial statements. The reimbursed costs of $2.4 million in the year ended December 31, 2003 represents both pre-opening expenses and normal operating expenses after the Club opened in November 2003.

     Our general and administrative expenses were $7.8 million for the year ended December 31, 2003, versus $7.4 million for the same period in 2002, an increase of $426,000 or 5.7%. The increase in our general and administrative expenses was primarily the result of increased workers' compensation insurance rates, increased group medical and property/liability insurance costs, plus a small increase in payroll costs. General and administrative expenses decreased as a percentage of revenue to 5.9% for the year ended December 31, 2003, from 6.1% for the same period in 2002. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses remained flat at $4.9 million for the years ended December 31, 2003 and December 31, 2002. We continue to concentrate our advertising and promotion efforts at the five Sports Club/LA Clubs opened in 2000 and 2001 and at The Sports Club/LA - Beverly Hills, which opened on October 7, 2003. Selling expenses decreased as a percentage of revenue to 3.7% for the year ended December 31, 2003, from 4.1% for the same period in 2002.

     Our depreciation and amortization expenses increased by $143,000 (1.2%) to $12.1 million for the year ended December 31, 2003, versus $11.9 million for the same period in 2002. Depreciation and amortization expenses increased by $132,000 as a result of the opening of The Sports Club/LA - Beverly Hills on October 6, 2003 and by $43,000 due to capital additions made at the Clubs during 2002 and 2003. Depreciation and amortization expenses decreased by $32,000 as a result of the sale of The Sports Club/Las Vegas on January 31, 2002.

     Pre-opening expenses were $2.3 million for the year ended December 31, 2003, versus $130,000 for the same period in 2002. Pre-opening expenses for the year ended December 31, 2003, consisted of expenses related to The Sports
Club/LA - Beverly Hills, which opened on October 7, 2003. The pre-opening expenses for the year ended December 31, 2002, consisted of expenses related to a possible Club site on Long Island in New York. We have since decided not to develop the Long Island site.

     Our net interest expense increased by $330,000 (2.5%) to $13.7 million for the year ended December 31, 2003, versus $13.4 million for the same period in 2002. Interest expense decreased by $182,000 due to a reduction of equipment financing loans. Net interest expense increased by $944,000 primarily as a result of interest incurred on our new five-year mortgage loan secured by The Sport Club/LA - Orange County. We used a portion of the proceeds of the loan to construct The Sports Club/LA - Beverly Hills and therefore, capitalized $432,000 of that interest during the construction period.

     We recorded two non-recurring gains, totaling $127,000, during the year ended December 31, 2002. We recorded a non-recurring gain of $30,000, related to the sale of The Sports Club/Las Vegas on January 31, 2002 and a non-recurring gain of $97,000, related to the sale of real estate in Houston, Texas on August 30, 2002.

     In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002 and to review goodwill annually for impairment thereafter. We initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. In early 2004, we determined that the methodology used to determine if goodwill was impaired was incorrect and that a reevaluation was required. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment.

     The tax provision of $485,000 recorded for the year ended December 31, 2003, is comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the year ended December 31, 2003. After the tax provision of $485,000 and dividends on preferred stock of $1.4 million, our consolidated net loss attributable to common shareholders for the year ended December 31, 2003, was $19.8 million or $1.08 per basic and diluted share. The tax benefit of $310,000 recorded for the year ended December 31, 2002, was the result of a $900,000 federal income tax refund we recorded due to tax law changes that allowed us to carry-back our 2001 loss to prior tax years and New York City and New York State income taxes of $590,000 incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax loss incurred for the year ended December 31, 2002. After the tax benefit of $310,000 and dividends on preferred stock of $888,000, our consolidated net loss attributable to common shareholders for the year ended December 31, 2002, was $23.6 million or $1.31 per basic and diluted share.

Fiscal 2002 compared to Fiscal 2001

     Total revenue increased $20.7 million or 20.7%, to $120.9 million for the year ended December 31, 2002 from $100.2 million for the year ended December 31, 2001. Of the $20.7 million increase, $11.1 million was from membership dues and initiation fees and $9.6 million was from ancillary revenues.

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

     Our general and administrative expenses were $7.4 million for the year ended December 31, 2002, versus $8.5 million in 2001, a decrease of $1.1 million or 12.4%. Our general and administrative expenses decreased by $1.0 million due to lower legal fees resulting from the settlement or dismissal of certain legal matters in which we were involved. General and administrative expenses decreased by $519,000 as a result of expense cutting measures that have reduced our payroll and payroll related expenses. General and administrative expenses increased by $419,000 primarily as a result of higher corporate office rent, increased insurance premiums and a reduction in corporate costs capitalized on certain development and information systems projects. General and administrative expenses decreased as a percentage of revenue to 6.1% for the year ended December 31, 2002, from 8.5% in 2001.

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

     We recorded a non-recurring gain of $97,000, related to the sale of undeveloped land in Houston, Texas and a $30,000 non-recurring gain, related to the sale of The Sports Club/Las Vegas during the year ended December 31, 2002. The Houston, Texas site was sold on August 30, 2002 and The Sports Club/Las Vegas was sold on January 31, 2002. We recorded a non-recurring gain of $397,000 during the year ended December 31, 2001. The non-recurring gain in 2001 was the result of the reversal of accrued interest expense related to the settlement of litigation. As part of the settlement we were no longer required to pay the accrued interest due on the note in question.

     In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002 and to review goodwill annually for impairment thereafter. We initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. In early 2004, we determined that the methodology used to determine if goodwill was impaired was incorrect and that a reevaluation was required. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment.

     The tax benefit recorded for the year ended December 31, 2002, is comprised of a $900,000 federal income tax refund we received as a result of tax law changes that allowed us to carry-back our 2001 loss to prior tax years, partially offset by New York State and City income taxes incurred at Reebok Sports Club/NY. We did not record any deferred tax benefit related to our loss incurred for the year ended December 31, 2002. After the tax benefit and the Preferred Stock dividends of $888,000, our loss attributable to common shareholders for the year ended December 31, 2002, was $23.6 million or $1.31 per basic and diluted share. The income tax provision of $5.4 million for 2001 is related to the establishment of a valuation allowance against our deferred tax assets that were recorded prior to January 1, 2001 and an accrual for any current state income taxes due. We did not record any deferred tax benefit related to our loss incurred in 2001. After the 2001 income tax provision of $5.4 million, our net loss attributable to common shareholders was $40.7 million or $2.27 per basic and diluted share. We did not record any deferred tax assets related to the losses incurred in 2002 and 2001 based on our analysis of current and projected operating results and our determination that it is more likely than not that future taxable income will be insufficient to utilize any deferred tax assets.

Non-GAAP Financial Measures

     We use the term "EBITDA" in this discussion. EBITDA consists of net income plus interest expense, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA and EBITDA margin as measures of operating performance. EBITDA should not be considered as a substitute for net income, cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. We believe EBITDA is useful to an investor in evaluation our operating performance and liquidity because:

     o it is a widely accepted financial indicator of a company's ability to service its debt;

     o it is widely used to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired; and

     o it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing from our operating results the impact of our capital structure, primarily interest expense from our outstanding debt, and asset base, primarily depreciation and amortization of our properties.

          Our management uses EBITDA:

     o as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of our capital structure, which includes interest expense from our outstanding debt, and our asset base, which includes depreciation and amortization of our properties;

     o in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management; and

     o as the basis for incentive bonuses paid to selected members of senior and Club level management.

     Below is a reconciliation of EBITDA to net income:

                                                               Year Ending
                                                            December 31, 2003
                                                            -----------------
    EBITDA.............................................    $            7,913
        Depreciation and amortization..................               (12,052)
        Interest, net..................................               (13,750)
        Provision for income taxes.....................                  (485)
                                                          -------------------
    Net loss...........................................    $          (18,374)
                                                          ===================

Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash from operations. Our primary liquidity needs the past several years have been the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.

     In order to make our March 15, 2004 interest payment on the Senior Secured Notes, we were required to issue $6.5 million of a newly created class of Series D Convertible Preferred Stock. We are not certain that amounts we will generate from operations through September 15, 2004 will be sufficient for us to make the Senior Secured Note interest payment due on September 15, 2004. If cash flows from operations are insufficient to make the September 15, 2004 or future interest payments, we would be required to sell assets, offer additional equity securities or increase our cash flow from operations to meet our cash flow needs. There can be no assurance that we will be able to sell assets, raise capital by offering additional equity securities or increase our cash flow from operations.

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

Operating Activities

     Our cash balance on December 31, 2003 was $1.9 million. During 2003, our earnings before interest, taxes, depreciation and amortization ("EBITDA") were $7.9 million. We believe we will continue to generate positive EBITDA and that such amount will increase as our new Clubs continue to mature.

     We have various deposits that secure our performance under several contracts. We expect to receive back $800,000 of such deposits in the second quarter of 2004, $1.0 million in the third quarter of 2004 and the remaining $1.7 million in the fourth quarter of 2004.

Investing Activities

     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Capital expenditures related to new Clubs were $16.1 million in 2001, $6.7 million in 2002 and $10.6 million in 2003. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our existing Clubs were $5.3 million in 2001, $2.6 million in 2002 and $2.2 million in 2003. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, of approximately 40,000 square feet, is located at 9601 Wilshire Boulevard in the heart of the Beverly Hill's retail and commercial district. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites. At December 31, 2003, approximately $1.1 million of construction costs are accrued and remain to be paid on this Club. The Club opened in October 2003.

     We entered into a management service agreement with Terremark Brickell II Ltd., an affiliate of Millennium to manage The Sports Club/LA - Miami.
Millennium provided all the capital to develop this facility and Millennium retained a 100% ownership in the Club. We earn a management fee based upon the Club's revenues and can also earn a profit participation based upon the Club's net operating income. We were not required to invest any of our capital into this development. The Club opened in November 2003.

     We currently have no other plans for new Club developments that would require our own capital.

     During 2002, we generated $9.3 million of cash proceeds from the sale of real estate in Houston, Texas and from the sale of The Sports Club/Las Vegas.

Financing Activities

     On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes (the "Senior Secured Notes") due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the "Indenture"). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make an offer to retire the Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. To the extent we sell assets, the proceeds from those sales would be subject to the excess proceeds provision of the Indenture. We are currently not required to make such an offer as a result of the sale of any of our assets. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.

     On June 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., our wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of our major stockholders. The note may be prepaid at any time without penalty and requires a final payment of $18.3 million on July 1, 2008.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At December 31, 2003, we had $2.0 million of equipment financing obligations outstanding and would be allowed to finance an additional $8.0 million with our equipment serving as collateral. We make monthly principal and interest payments on this debt. These monthly payments are currently $205,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

     In March 2004, three of our principal shareholders purchased $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement offering. The proceeds were used to pay the March 15, 2004 interest payment on our Senior Secured Notes and to provide additional working capital.

Contractual Obligations

     The following schedule lists known contractual obligations (amounts in thousands):


                                                                  Payments Due By Period
                                                                  ----------------------
                                                           Less                                             More
                                                          Than 1                                           Than 5
      Contractual Obligations              Total           Year          1-3 Years       3-5 Years          Years
      -----------------------              -----           ----          ---------       ---------          -----
Senior Secured Notes (1)........     $    100,000  $           --   $      100,000  $           --   $          --
Mortgage note (2)...............           19,855             305              677          18,873              --
Equipment financing loans (3)...            1,975           1,794              139              42              --
Operating leases (4)............          356,584          24,404           48,032          48,323         235,825
Minority interest (5)...........              900             150              750              --              --
Redeemable Preferred Stock (6)..           10,500              --               --              --          10,500
                                       ----------     -----------      -----------     -----------      ----------
Total                                $    489,814  $       26,653   $      149,598  $       67,238   $     246,325
                                       ==========     ===========      ===========     ===========      ==========

-------------

     (1) On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 with interest due semi-annually.

     (2) On June 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The new loan bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; and requires a final principal payment of $18.3 million on July 1, 2008.

     (3) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 3.5% and 13.3%.

     (4) We lease certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring us to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 43.17 years, including renewal options which are included in the lease term, with the earliest Sports Club lease expiration date of January 31, 2013. We are also obligated under lease agreements for seven of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Amounts due for Spectrum Club leases are excluded from this table.

     (5) We own a 50.1% interest in the partnership that owns The Sports Club/LA
- Los Angeles, and D. Michael Talla, our Chairman, beneficially owns the remaining 49.9%. We have the option to redeem Mr. Talla's preferred partnership interest for $600,000, which expires on January 31, 2006. We have included the annual preferred distribution of $149,700 to Mr. Talla in the above table for the next two years and the redemption amount is included in 2006 (Year 3).

     (6) On March 18, 2002, the Company issued 10,500 shares of Series B Preferred Stock. The stock is redeemable by the stockholders on March 18, 2009.

Impact of Inflation

     We do not believe inflation has had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2003. We cannot provide assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Seasonality of Business

     Seasonal trends have a limited impact on our operations. We typically experience a slight increase in membership sales in the first quarter. Additionally, we normally experience a slight decrease in our ancillary revenues during the summer months at our east coast Clubs due to lower membership attendance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2003, we had Senior Secured Notes totaling $100.0 million due in March 2006 bearing an interest rate of 11.375%. Annual interest of $11.4 million is payable semi-annually in March and September. At December 31, 2003, the fair value of the Senior Secured Notes is approximately $93.0 million. We also have a $20.0 million loan with a fixed rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

ITEM  8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
                                                                       PAGE
                                                                       ----
Report of Independent Registered Public Accounting Firm................ F-1

Consolidated Balance Sheets as of December 31, 2002 and 2003........... F-2

Consolidated Statements of Operations for each of the Years in the
Three-Year Period ended December 31, 2003.............................. F-3

Consolidated Statements of Stockholders' Equity for each of the
Years in the Three-Year Period ended December 31, 2003................. F-4

Consolidated Statements of Cash Flows for each of the Years in the
Three-Year Period ended December 31, 2003.............................. F-5

Notes to Consolidated Financial Statements............................. F-6

                    Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts......................................F-31

     All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

     In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2003, our independent auditor, KPMG LLP ("KPMG") noted a matter involving our internal controls that it considered to be a reportable condition. A reportable condition, which may or may not be determined to be a material weaknesses, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statement. The reportable condition, which was considered to be a material weakness, noted that the Company does not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. Specifically, KPMG stated that during their quarterly review for the quarter ended March 31, 2003, they noted the Company had not properly accounted for private training revenues. In addition, during their 2003 audit, KPMG noted we were not properly accounting for our management arrangement for The Sports Club/LA - Miami, that we had not properly implemented Statement of Financial Accounting Standard No. 142, relating to goodwill and not properly accounted for the accretion of dividends on Series C Preferred Stock. KPMG indicated that we enhance our financial and accounting personnel staffing levels to ensure that we have appropriate resources to implement new accounting standards and apply existing accounting standards to new transactions.

     (b)  Changes in internal controls.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted, however, certain weaknesses in our internal controls have been identified by KPMG.

                        Report of Independent Registered
                             Public Accounting Firm


The Board of Directors and Stockholders
The Sports Club Company, Inc.:

     We have audited the accompanying consolidated financial statements of The Sports Club Company, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring net losses, has a working capital deficiency and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company restated its 2002 consolidated financial statements.

     As discussed in Note 4 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.





/s/ KPMG LLP


Los Angeles, California
May 24, 2004

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2003
                    (in thousands, except per share amounts)


                                     ASSETS
                                                                                               2002          2003
                                                                                               ----          ----
                                                                                            (Restated)
Current assets:
    Cash and cash equivalents..........................................................     $   3,185    $   1,932
    Accounts receivable, net of allowance for doubtful accounts of $534 and $517 at
      December 31, 2002 and 2003, respectively.........................................         3,951        3,923
    Inventories........................................................................         1,169          994
    Prepaid expenses...................................................................         1,148        1,789
                                                                                            ---------    ---------
         Total current assets..........................................................         9,453        8,638

Property and equipment, net............................................................       156,630      155,173
Goodwill...............................................................................         7,660        7,660
Restricted cash........................................................................           227        4,432
Other assets...........................................................................         7,282        8,056
                                                                                            ---------    ---------
                                                                                             $181,252    $ 183,959
                                                                                             ========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $   2,158    $   2,099
    Accounts payable...................................................................         2,545        2,464
    Accrued liabilities................................................................        12,657       13,713
    Deferred revenues..................................................................        17,034       18,292
                                                                                            ---------    ---------
         Total current liabilities.....................................................        34,394       36,568

Notes payable and equipment financing loans, less current installments.................       101,882      119,731
Accrued lease obligations..............................................................         8,307        8,976
Deferred revenues......................................................................         1,197          869
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       146,380      166,744

Commitments and contingencies

Redeemable Preferred Stock, Series B, $.01 par value, 10,500 shares authorized;
      10,500 shares issued and outstanding at December 31, 2002 and December 31,
      2003 (liquidation preference of $11,248 and $12,198 at December 31, 2002
      and 2003, resepctively)..........................................................        10,727       11,761

Stockholders' equity:
    Preferred Stock, $.01 par value, 984,500 shares authorized; no shares issued or
      outstanding......................................................................            --           --
    Preferred Stock, Series C, $.01 par value, 5,000 shares authorized; 5,000 shares issued and outstanding (liquidation preference of $5,140 and $5,590 at
      December 31, 2002 and 2003, respectively)........................................         5,140        5,590
    Common Stock, $.01 par value, 40,000,000 shares authorized;
        21,068,717 and 21,074,717 shares issued at
        December 31, 2002 and 2003, respectively.......................................           211          211
    Additional paid-in capital.........................................................       101,821      100,348
    Accumulated deficit................................................................       (67,843)     (86,217)
    Treasury Stock, at cost, 2,964,764 and 2,650,003 shares at
      December 31, 2002 and 2003, respectively.........................................       (15,184)     (14,478)
                                                                                            ----------   ----------
         Stockholders' equity..........................................................        24,145        5,454
                                                                                            ---------    ---------
                                                                                            $ 181,252    $ 183,959
                                                                                            =========    =========

                     See accompanying notes to consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three-Year Period ended December 31, 2003
                    (in thousands, except per share amounts)

                                                                                  2001           2002           2003
                                                                                  ----           ----           ----
                                                                                              (Restated)
Revenues:
    Membership revenues.................................................     $   100,165    $    120,853   $    130,988
    Reimbursed costs....................................................              --              --          2,383
                                                                             -----------    ------------   ------------
         Total revenue..................................................         100,165         120,853        133,371

Operating expenses:
    Direct..............................................................          87,560         100,973        107,925
    Reimbursed costs....................................................              --              --          2,383
    General and administrative..........................................           8,468           7,414          7,840
    Selling.............................................................           3,880           4,907          4,902
    Depreciation and amortization.......................................          11,883          11,909         12,052
    Pre-opening expenses................................................           5,884             130          2,258
    Impairment charges..................................................           5,044              --             --
                                                                             -----------    ------------   ------------
         Total operating expenses.......................................         122,719         125,333        137,360
                                                                             -----------    ------------   ------------
             Loss from operations.......................................         (22,554)         (4,480)        (3,989)

Other income (expense):
    Interest, net.......................................................         (13,001)        (13,420)       (13,750)
    Minority interests..................................................            (150)           (150)          (150)
    Non-recurring items.................................................             397             127             --
                                                                             -----------    ------------   ------------

           Loss before income taxes and cumulative effect of change in
           accounting principle.........................................         (35,308)        (17,923)       (17,889)
Provision (benefit) for income taxes....................................           5,370            (310)           485
                                                                             -----------    -------------  ------------

           Loss before cumulative effect of change in accounting
           principle....................................................         (40,678)        (17,613)       (18,374)

Cumulative effect of change in accounting principle.....................              --           5,134             --
                                                                             -----------    ------------   ------------

           Net loss.....................................................         (40,678)        (22,747)       (18,374)

Dividends on Preferred Stock............................................              --             888          1,400
                                                                             -----------    ------------   ------------

           Net loss attributable to common stockholders.................     $   (40,678)   $    (23,635)  $    (19,774)
                                                                             ============   =============  =============


Loss per share before cumulative effect of change in accounting
    principle - basic and diluted.......................................     $     (2.27)   $      (1.02)  $      (1.08)
Per share effect of cumulative effect of change in accounting
    principle - basic and diluted.......................................              --           (0.29)            --
                                                                             -----------    -------------  ------------
Net loss per share - basic and diluted..................................     $     (2.27)   $      (1.31)  $      (1.08)
                                                                             ============   =============  =============


Weighted average number of common shares outstanding:
    Basic and diluted...................................................          17,939          18,080         18,316
                                                                             ===========    ============   ============

                     See accompanying notes to consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Three-Year Period ended December 31, 2003
                                 (in thousands)

                                                    Preferred Stock                      Additional
                                                       Series C         Common Stock      Paid-in    Accumulated   Treasury Stock
                                                   Shares   Amount    Shares   Amount     Capital      Deficit    Shares     Amount
                                                   ------   ------    ------   ------     -------      -------    ------     ------
Balance, December 31, 2000......................       --  $    --    21,053  $   211   $ 102,743   $  (4,419)     3,156   $(15,742)
  Net loss......................................       --       --        --       --         --      (40,678)        --         --
  Reissuance of Treasury Stock
    for employee stock plans....................       --       --        --       --         --            1        (65)       181
  Reissuance of Treasury Stock
    for loan guarantee fee......................       --       --        --       --         --           --        (46)       151
  Exercise of employee stock options............       --       --         2       --          5           --         --         --
  Issuance of Common Stock to outside directors.       --       --         6       --         16           --         --         --
                                                   ------  -------   -------  -------  ---------    ---------   --------   --------
Balance, December 31, 2001......................       --       --    21,061      211    102,764      (45,096)     3,045    (15,410)
  Net loss, as restated.........................       --       --        --       --         --      (22,747)        --         --
  Issuance of series C Preferred Stock..........        5    5,000        --       --         --           --         --         --
  Issuance of Common Stock to outside directors.       --       --         8       --         15           --         --         --
  Reissuance of Treasury Stock for employee
    stock plans.................................       --       --        --       --         --           --        (80)       226
  Accretion of dividends on Series B Preferred
    Stock.......................................       --       --        --       --       (748)          --         --         --
  Accretion of issuance costs on Series B
    Preferred Stock.............................       --       --        --       --        (70)          --         --         --
  Accretion of dividends on Series C Preferred
    Stock, as restated..........................       --      140        --       --       (140)          --         --         --
                                                  -------  -------   -------  -------   ---------  ----------   --------  ---------
Balance, December 31, 2002, as restated.........        5    5,140    21,069      211     101,821     (67,843)     2,965    (15,184)
  Net loss......................................       --       --        --       --          --     (18,374)        --         --
  Issuance of Common Stock to outside directors        --       --         6       --          12          --         --         --
  Reissuance of Treasury Stock for loan
    guarantee fee...............................       --       --        --       --          --          --       (213)       472
  Reissuance of Treasury Stock for employee
    stock plans.................................       --       --        --       --          --          --       (102)       234
  Accretion of dividends on Series B Preferred
    Stock.......................................       --       --        --       --        (950)         --         --         --
  Accretion of dividends on Series C Preferred
    Stock.......................................       --      450        --       --        (450)         --         --         --
  Accretion of issuance costs on Series B
    Preferred Stock.............................       --       --        --       --         (85)         --         --         --
                                                  -------  -------   -------  -------   ----------  ---------   --------   ---------
Balance, December 31, 2003......................        5  $ 5,590    21,075  $   211   $ 100,348   $ (86,217)     2,650   $(14,478)
                                                  =======  =======   =======  =======   =========   ==========  ========   =========



                     See accompanying notes to consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three-year Period ended December 31, 2003
                                 (in thousands)

                                                                                 2001         2002         2003
                                                                                 ----         ----         ----
                                                                                           (Restated)
Cash flows from operating activities:
    Net loss.............................................................    $(40,678)     $(22,747)    $ (18,374)
    Adjustments to reconcile net loss to cash used in operating activities:
         Loss (gain) on disposition of real estate.......................         282          (127)           --
         Impairment charges..............................................       5,044            --            --
         Depreciation and amortization...................................      11,883        11,909        12,052
         Related party costs settled with common stock...................         349           241           718
         Cumulative effect of change in accounting principle.............          --         5,134            --
         Deferred taxes..................................................       4,524            --            --
         (Increase) decrease in:
             Accounts receivable, net....................................      (1,215)          725            28
             Inventories.................................................       1,629           (50)          175
             Other current assets........................................       2,547          (439)         (642)
             Other assets, net...........................................       1,164        (2,283)          (15)
         Increase (decrease) in:
             Accounts payable............................................       1,102          (233)          (81)
             Accrued liabilities.........................................       1,834           679         1,056
             Deferred revenues...........................................       2,812          (439)          930
             Accrued lease obligations...................................       2,758         3,242           669
                                                                             --------      --------     ---------
                Net cash used in operating activities....................      (5,965)       (4,388)       (3,484)

Cash flows from investing activities:
    Capital expenditures.................................................     (16,122)       (6,653)      (10,595)
    Distributions from unconsolidated subsidiary.........................          32            --            --
    (Increase) decrease in restricted cash...............................       6,996            --        (4,205)
    Proceeds from sale of The Sports Club/Las Vegas - net of costs.......          --         6,154            --
    Proceeds from sale of Houston real estate - net of costs.............          --         3,133            --
                                                                             --------      --------     ---------
             Net cash provided by (used in) investing activities.........      (9,094)        2,634       (14,800)

Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock - net of costs.............          --        14,908            --
    Exercise of employee stock options...................................           5            --            --
    Proceeds from notes payable and equipment financing loans............      24,588        21,725        30,741
    Repayments of notes payable and equipment financing loans............     (19,111)      (33,176)      (13,710)
                                                                             ---------     ---------    ----------
             Net cash provided by financing activities...................       5,482         3,457        17,031
                                                                             --------      --------     ---------
             Net increase (decrease) in cash and cash equivalents.......       (9,577)        1,703        (1,253)
Cash and cash equivalents at beginning of year...........................      11,059         1,482         3,185
                                                                             --------      --------     ---------
Cash and cash equivalents at end of year.................................    $  1,482      $  3,185     $   1,932
                                                                             ========      ========     =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest...............................    $ 12,118      $ 11,902     $  12,500
                                                                             ========      ========     =========
    Cash paid during the year for income taxes...........................    $    533      $    242     $     386
                                                                             ========      ========     =========

                     See accompanying notes to consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2002 and 2003

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

2. Restatement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed for impairment on at least an annual basis. The Company adopted SFAS No. 142 effective January 1, 2002. The Company initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. During the first quarter of 2004, the Company determined that the methodology used to determine if goodwill was impaired was incorrect and that a reevaluation was required. The Company has reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002, by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment.

     The Company has restated the December 31, 2002 balance sheet to reclassify $1,197,000 of deferred revenues to a long-term liability and to accrete/record $140,000 of Series C Preferred Stock dividends from paid in capital to Series C Preferred Stock.

     A restated consolidated balance sheet at December 31, 2002, a restated consolidated statement of operations and a restated consolidated statement of cash flows for the year ended December 31, 2002, reflecting the above adjustments, is presented below. The amounts are in thousands, except per share amounts:


                                                                         At December 31, 2002
                                                                -------------------------------------
                                                                    As       Restatement        As
                                                                 Reported    Adjustments     Restated
                                                                 --------    -----------     --------
                            ASSETS
Current assets:
    Cash and cash equivalents...............................    $   3,185    $      --      $   3,185
    Accounts receivable, net of allowance for doubtful
      accounts..............................................        3,951           --          3,951
    Inventories.............................................        1,169           --          1,169
    Other current assets....................................        1,148           --          1,148
                                                                ---------    ---------      ---------
      Total current assets..................................        9,453           --          9,453

Property and equipment, net.................................      156,630           --        156,630
Goodwill....................................................       12,794       (5,134)         7,660
Restricted cash.............................................          227           --            227
Other assets................................................        7,282           --          7,282
                                                                ---------    ---------      ---------
                                                                $ 186,386    $  (5,134)     $ 181,252
                                                                =========    ==========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Current lnstallments of notes payable and equipment
      financing loans.......................................    $   2,158   $      --       $   2,158
    Accounts payable........................................        2,545          --           2,545
    Accrued liabilities.....................................       12,657          --          12,657
    Deferred revenues.......................................       18,231      (1,197)         17,034
                                                                ---------   ----------      ---------
      Total current liabilities.............................       35,591      (1,197)         34,394

Notes payable and equipment financing loans, less
   current installments.....................................      101,882          --         101,882
Accrued lease obligations...................................        8,307          --           8,307
Deferred revenues...........................................           --       1,197           1,197
Minority interest...........................................          600          --             600
                                                                ---------   ---------       ---------
    Total liabilities.......................................      146,380          --         146,380

Commitments and contingencies

Redeemable Preferred Stock..................................       10,727          --          10,727

Shareholders' equity:
    Preferred Stock, Series C...............................        5,000         140           5,140
    Common Stock............................................          211          --             211
    Additional paid-in capital..............................      101,961        (140)        101,821
    Accumulated deficit.....................................      (62,709)     (5,134)        (67,843)
    Treasury Stock, at cost.................................      (15,184)         --         (15,184)
                                                                ---------   ---------       ---------
      Stockholders' equity..................................       29,279      (5,134)         24,145
                                                                ---------  ----------       ---------
                                                                $ 186,386   $  (5,134)      $ 181,252
                                                                =========  ==========       =========




                                                                     Year Ended December 31, 2002
                                                                -------------------------------------
                                                                    As       Restatement        As
                                                                 Reported    Adjustments     Restated
                                                                 --------    -----------     --------
Membership revenues.........................................    $ 120,853   $      --       $ 120,853

Operating expenses:
    Direct..................................................      100,973          --         100,973
    General and administrative..............................        7,414          --           7,414
    Selling.................................................        4,907          --           4,907
    Depreciation and amortization...........................       11,909          --          11,909
    Pre-opening expenses....................................          130          --             130
                                                                ---------   ---------       ---------
      Total operating expenses..............................      125,333          --         125,333
                                                                ---------   ---------       ---------
        Loss from operations................................       (4,480)         --          (4,480)

Other income (expense):
    Interest, net...........................................      (13,420)         --         (13,420)
    Minority interests......................................         (150)         --            (150)
    Non-recurring items.....................................          127          --             127
                                                                ---------   ---------       ---------

      Loss before income taxes and cumulative effect of
        change in accounting principle......................      (17,923)         --         (17,923)
Provision (benefit) for income taxes........................         (310)         --            (310)
                                                                ----------  ---------       ----------

    Loss before cumulative effect of change in
      accounting principle..................................      (17,613)         --         (17,613)

Cumulative effect of change in accounting principle.........           --       5,134           5,134
                                                                ---------   ---------       ---------

    Net loss................................................      (17,613)     (5,134)        (22,747)

Dividends on Preferred Stock................................          888          --             888
                                                                ---------   ---------       ---------

    Net loss attributable to common stockholders............    $ (18,501)  $  (5,134)      $ (23,635)
                                                                ==========  ==========      ==========

Net loss per share:
    Basic and diluted.......................................    $   (1.02)  $   (0.29)      $   (1.31)
                                                                ==========  =========       ==========

Weighted average number of common shares outstanding:
    Basic and diluted.......................................       18,080          --          18,080
                                                                =========  ==========      ==========


                                                                     Year Ended December 31, 2002
                                                                -------------------------------------
                                                                    As       Restatement        As
                                                                 Reported    Adjustments     Restated
                                                                 --------    -----------     --------
Cash flows from operating activities:
    Net loss................................................    $ (17,613)  $  (5,134)      $ (22,747)
    Adjustments to reconcile net loss to cash used in
      operating activities:
       Gain on disposition of real estate...................         (127)         --            (127)
       Impairment charges...................................           --          --              --
       Depreciation and amortization........................       11,909          --          11,909
       Related party costs settled with common stock........          241          --             241
       Cumulative effect of change in accounting principle..           --       5,134           5,134
       (Increase) decrease in:
          Accounts receivable, net..........................          725          --             725
          Inventories.......................................          (50)         --             (50)
          Other current assets..............................         (439)         --            (439)
          Other assets, net.................................       (2,283)         --          (2,283)
       Increase (decrease) in:
          Accounts payable..................................         (233)         --            (233)
          Accrued liabilities...............................          679          --             679
          Deferred revenues.................................         (439)         --            (439)
          Accrued lease obligations.........................        3,242          --           3,242
                                                                ---------   ---------       ---------
             Net cash used in operating activities..........       (4,388)         --          (4,388)

Cash flows from investing activities:
    Capital expenditures....................................       (6,653)         --          (6,653)
    Proceeds from sale of The Sports Club/Las Vegas-net of
      costs.................................................        6,154          --           6,154
    Proceeds from sale of Houston real estate-net of costs..        3,133          --           3,133
                                                                ---------   ---------       ---------
             Net cash provided by investing activities              2,634          --           2,634

Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock-net of costs         14,908          --          14,908
    Proceeds from notes payable and equipment financing loans      21,725          --          21,725
    Repayments of notes payable and equipment financing loans     (33,176)         --         (33,176)
                                                                ----------  ---------       ----------
             Net  cash provided by financing activities.....        3,457          --           3,457
                                                                ---------   ---------       ---------
             Net increase in cash and cash equivalents......        1,703          --           1,703
Cash and cash equivalents at beginning of year..............        1,482          --           1,482
                                                                ---------   ---------       ---------
Cash and cash equivalents at end of year....................    $   3,185   $      --       $   3,185
                                                                =========   =========       =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest..................    $  11,902          --       $   11,902
    Cash paid during the year for income taxes..............    $     242          --       $      242



3. Liquidity/Going Concern

     The Company has experienced recurring net losses of $40.7 million, $22.7 million and $18.4 million during the years ended December 31, 2001, 2002 and 2003, respectively. The Company has also experienced net cash flows used in operating activities of $6.0 million, $4.4 million and $3.5 million during the years ended December 31, 2001, 2002 and 2003, respectively. Additionally, the Company may suffer a significant loss and net cash flows used in operating activities during the year ending December 31, 2004. The Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows raise doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is primarily dependent upon its ability to increase membership levels at its six most recently opened Clubs. Five Clubs were opened during 2000 and 2001 and The Sports Club/LA-Beverly Hills was opened in October 2003. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed current membership fees and other ancillary revenues. Increasing membership levels at these six most recently opened Clubs is the key to producing operating profits and positive cash flows from operating activities. The Company is constantly generating programs to market the Clubs to potential new members as well as striving to reduce its membership attrition rates. The Company has also pursued aggressive cost cutting programs that have reduced general and administrative expenses (including employment costs) from $8.5 million during the year ended December 31, 2001 to $7.8 million during the year ended December 31, 2003. Direct and selling expenses have also dropped as a percentage of revenues during the last three years.

     If the Company is unable to increase membership levels or reduce costs to the point where cash flows from operating activities are sufficient to make the September 15, 2004 or future interest payments, the Company would be required to sell assets or issue additional equity securities. There can be no assurance that the Company will be able to sell assets or raise capital by offering additional equity securities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company has a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and the Company's Chairman beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA - Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow and profits in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by the Company's Chairman. The option expires as of January 31, 2006. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2003 and
2002 and has been classified as minority interest on the accompanying consolidated balance sheets.

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

Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last month dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance of performing these services are recorded as deferred revenues. Revenues from the Company's SportsMed subsidiary are recognized as services are performed based upon the estimated amount to be collected by the Company. Management fees, including reimbursed costs, are recognized as the management services are provided.

     Effective July 1, 2003, the Company adopted Emerging Issues Task Forces ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables. As a result of the adoption of EITF 00-21, the fair value of any free products or services bundled with new memberships is now recorded as revenue when the product is delivered or the service is performed. Prior to the adoption of EITF 00-21, the Company considered all payments as initiation fees and no revenue was recognized specifically for the free products or services bundled with new memberships. The impact upon implementation of EITF 00-21 was to increase the Company's 2003 revenues by $862,000.

     Membership fees and other ancillary revenues are often prepaid and amortized to revenue as the membership fees and other ancillary revenues are earned. The following is a rollforward of deferred revenues for the years ended December 31, 2001, 2002 and 2003:


                                                                   Years Ended December 31,
                                                                   ------------------------
                                                          2001                 2002               2003
                                                          ----                 ----               ----
                                                                        (in thousands)
Deferred revenues - beginning of year.........     $      16,214        $      19,026       $     18,231
Plus cash received from members...............            13,404               12,555             14,848
Less revenue recognized as earnings...........           (10,592)             (13,350)           (13,918)
                                                   --------------       --------------      -------------
Deferred revenues - end of year...............     $      19,026        $      18,231       $     19,161
                                                   =============        =============       ============

Reimbursed Costs

     The Company accounts for reimbursed costs in accordance with Emerging Issue Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 requires that revenue be reported gross with separate display of cost of sales to arrive at gross profit or on a net basis, when the Company acts as a primary obligor in the transaction, has discretion in selecting the service provider and has credit risk as the Company receives reimbursements after the goods or services have been purchased. Reimbursed costs relate to The Sports Club/LA - Miami, which is a non-owned Club that the Company manages for its owner. The Company receives a management fee for managing the Club and is reimbursed for all costs that are advanced on the owner's behalf. Reimbursed costs are recorded as both revenue and expense in the consolidated financial statements. Reimbursed costs represent both pre-opening expenses and normal operating expenses of the Club during 2003.

Allowance for Doubtful Accounts.

     The Company provides a reserve against its receivables for estimated losses that may result from its members' inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and its members' creditworthiness. The likelihood of a material loss from this area is minimal due to the Company's limited exposure to credit risk.

Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2003, cash and cash equivalents were $3.2 million and $1.9 million, respectively.

     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club operating lease security deposits as restricted cash. At December 31, 2002 and 2003, the Company had $227,000 and $4.4 million, respectively, of restricted cash.

Inventories

     Inventories are stated at the lower of average cost or market. Inventories consist of retail merchandise sold at spas, nutritional products, food and beverage products, uniforms and supplies.

Advertising Costs

     Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.2 million, $1.5 million and $1.4 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Loan Costs

     Loan costs and the debt discount on the Senior Notes are amortized over the terms of the related loans using the straight line method which approximates the effective interest method.

Start-up Costs

     All costs related to the development of new sports and fitness clubs, except for real estate related costs are expensed as incurred. Real estate related costs, which include construction costs and rent payments prior to opening, are capitalized.

Long-Lived Assets

     Property and equipment are recorded at cost.

     Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including option periods in which the Company will incur a penalty for non-renewal) or the estimated useful lives of the improvements.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The Company evaluates its long-lived assets on a club-by-club basis with the exception of its three New York Clubs, which are evaluated on a combined basis due to the inter-related nature of the operations of the New York Clubs.

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed for impairment on at least an annual basis. Through December 31, 2001, goodwill was being amortized on a straight-line basis over forty years. In December 2001, the Company recorded an impairment loss of $1.8 million related to goodwill at its SportsMed subsidiary. The amortization of goodwill and certain intangibles ceased upon the adoption of SFAS No. 142, which is effective for fiscal years starting after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company has goodwill recorded which will no longer be amortized subsequent to the adoption of SFAS No. 142. The Company initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. In early 2004, the Company determined that the methodology used to determine if goodwill was impaired was incorrect and that a reevaluation was required. The Company has reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment. In addition, the Company was not required to reclassify any portion of goodwill as a result of the adoption of SFAS No. 142.

     The adoption of SFAS No. 142 had the following effect on the Company's reported net income (loss) attributable to common shareholders and net income
(loss) per share for the years ended December 31, 2001, 2002 and 2003 (in thousands, except per share amounts):

                                                                    Years Ended
                                                                    December 31,
                                                                    ------------
                                                         2001           2002          2003
                                                         ----           ----          ----
                                                                     (Restated)
Reported loss attributable to
    common stockholders..........................    $  (40,678)    $  (23,635)   $  (19,774)
Add back: Goodwill amortization, net of tax......           494             --            --
                                                     ----------     ----------    ----------
Adjusted loss attributable to
    common stockholders..........................    $  (40,184)    $  (23,635)   $  (19,774)
                                                     ===========    ===========   ===========

Reported basic and diluted
    loss per share...............................    $    (2.27)    $    (1.31)   $    (1.08)
                                                     ===========    ===========   ===========

Adjusted basic and diluted
    loss per share...............................    $    (2.24)    $    (1.31)   $    (1.08)
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

     In the fourth quarter of 2001, the Company determined, based on year to date operating results and projections for the next three years, that it was more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any further deferred tax benefit related to its taxable losses incurred in 2001, 2002 and 2003, and in the fourth quarter of 2001, the Company recorded a valuation allowance of $19,627,000 to offset its net deferred tax asset recorded through that date (See Note 12 - Income Taxes). The Company will continue to evaluate its projected future taxable operating income and reconsider its current determination when appropriate.

Earnings per Share

     The Company presents basic and diluted earnings per share. Basic earnings reflects the actual weighted average shares of Common Stock outstanding during the period. Diluted earnings per share includes the effects of all dilutive options, warrants and other securities and utilizes the treasury stock method or if converted method as appropriate.

     The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows:

     o December 31, 2003 - 1,754,609 stock options, 10,500 shares of Series B mandatorily redeemable convertible Preferred Stock and 5,000 shares of Series C convertible Preferred Stock.

     o December 31, 2002 - 1,785,333 stock options, 10,500 shares of Series B mandatorily redeemable convertible Preferred Stock and, 5,000 shares of Series C convertible Preferred Stock.

     o    December 31, 2001 - 1,850,275 stock options.

Stock Based Compensation

     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25, no compensation cost has been recognized as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net loss attributable to common shareholders and loss per share would have been increased to the pro-forma amounts indicated below:

                                                                    Year ended December 31,
                                                                    -----------------------
                                                            2001             2002             2003
                                                            ----             ----             ----
                                                                           (Restated)
                                                                (in thousands, except per share data)
   Net loss attributable to common
        stockholders, as reported..................  $    (40,678)     $    (23,635)     $   (19,774)

   Stock-based employee compensation expense
       included in reported net loss...............            --                --               --

   Stock-based employee compensation expense
       determined under fair value based method for
       all awards..................................        (1,540)           (1,239)            (583)
                                                     ------------      ------------     ------------

   Adjusted net loss attributable to common
       stockholders................................   $   (42,218)     $    (24,874)     $   (20,357)
                                                     ============      ============     ============

   Net loss per share as reported basic and
       diluted.....................................   $     (2.27)     $      (1.31)     $     (1.08)
                                                     ============      ============     ============

   Adjusted net loss per share basic and diluted...   $     (2.35)     $      (1.38)     $     (1.11)
                                                     ============      ============     ============


     The fair value of all option grants for the Company's plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all option grants in 2001: dividend yield of 0%; expected volatility of 119%; risk-free interest rate of 4.48% and expected economic life of 6.0 years. There were no options granted in 2002 and 2003.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reporting of assets and liabilities, the disclosure of any contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Those estimates include the estimated undiscounted cash flows used to determine any potential impairment of long-lived assets and a change in such undiscounted cash flows may change the Company's conclusion as to their impairment. Actual results could differ from these estimates.

Fair Value of Financial Instruments

     The carrying amounts related to cash equivalents, short-term investments, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities or by obtaining the then current fair value from the publicly traded bond market. The fair value of long-term debt at December 31, 2003 was estimated to be $112.7 million.

Redeemable Preferred Stock

     Mandatorily redeemable convertible Preferred Stock (Series B) is stated at redemption value, less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable convertible Preferred Stock through the date at which the Preferred Stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares and the accretion method used, it is not practicable for management to determine their fair value.

Segment Reporting

     Management has determined that the Company has one reporting segment.

Impact of Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullified Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under Statement No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 did not have any impact on the Company's consolidated financial statements.

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

     In November 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Effective July 1, 2003, the Company adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables on a prospective basis. As a result of the adoption of EITF 00-21, the fair value of any free products or services bundled with new memberships is now separated and recognized as revenue when the product is delivered or the service is performed. Prior to the adoption of EITF 00-21, the Company considered all payments as initiation fees and no revenue was recognized separately for the free products or services bundled with new memberships. The impact upon implementation of EITF 00-21 was to increase the Company's 2003 revenues by $862,000.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addressed the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the interpretation was revised by the FASB when it issued FIN 46R, which clarified its scope and also extended the requirement to apply its provisions to investments created prior to January 31, 2003 until the end of the Company's first quarter in 2004. The implementation extension does not apply to special purpose entities. The Company does not expect FIN 46 or FIN 46R to have an impact on the consolidated financial statements.

     On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company has no derivative instruments and is not involved in any hedging activities and therefore the adoption of SFAS 149 did not have any impact on the Company's consolidated financial statements.

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

5. Dispositions

Disposition of Real Estate

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

6. Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

                                                                                 At December 31,
                                                                                 ---------------
                                                                              2002              2003
                                                                              ----              ----
                                                                                  (in thousands)
        Land.......................................................     $    10,621       $    10,621
        Building and leasehold improvements........................         146,814           153,690
        Furniture, fixtures and equipment..........................          40,314            44,018
                                                                        -----------       -----------
                                                                            197,749           208,329
        Less accumulated depreciation and amortization.............          41,119            53,156
                                                                        -----------       -----------
        Net property and equipment.................................     $   156,630       $   155,173
                                                                        ===========       ===========

     Equipment, which secures equipment financing loans, was $8,151,000 and $8,251,000 at December 31, 2002 and 2003, respectively.

7. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                                                                  At December 31,
                                                                                  ---------------
                                                                              2002               2003
                                                                              ----               ----
                                                                                   (in thousands)
        Senior secured notes (a)...................................     $   100,000        $    100,000
        Equipment financing loans (b)..............................           4,040               1,975
        Mortgage note (c)..........................................              --              19,855
                                                                        -----------        ------------
                                                                            104,040             121,830
        Less current installments..................................           2,158               2,099
                                                                        -----------        ------------
                                                                        $   101,882        $    119,731
                                                                        ===========        ============

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of December 31, 2003, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

              Period                                   Percentage
              ------                                   ----------
              Prior to March 15, 2004..............    105.688%
              Prior to March 15, 2005..............    102.844%
              Thereafter...........................    100.000%

     If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 2003, the Company was in compliance with the terms of the Indenture, except as noted below. At December 31, 2003, the estimated fair value of the Senior Secured Notes was $93.0 million.

     On May 25, 2004, the Company received a letter from the Trustee of the Indenture Agreement notifying the Company that an "event of default" under the Indenture would arise if the Company failed to file its financial reports with the Securities and Exchange Commission ("SEC") within thirty (30) days after the Company's receipt of such notice. The Company has filed its report with the SEC within the thirty (30) day period thereby curing and nullifying the Trustee's notice.

(b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 3.5% and 13.3%.

(c) Prior to June 12, 2003, the Company had a $10.0 million credit facility from a commercial bank. On June 12, 2003, the Company obtained alternative financing in the form of a secured five-year mortgage in the amount of $20.0 million. Amounts outstanding under the previous bank credit facility were repaid with a portion of the proceeds of the new loan. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of the Company's major shareholders. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of December 31, 2003, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

     Future minimum annual principal payments at December 31, 2003, are as follows (in thousands):

         2004.............................................    $     2,099
         2005.............................................            444
         2006.............................................        100,372
         2007.............................................            400
         2008.............................................         18,515
                                                              -----------
                                                              $   121,830
                                                              -----------
                                                              -----------

8. Commitments and Contingencies

Lease Commitments

     The Company leases certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses). The Company is also obligated under lease agreements for seven of its former Spectrum Club locations. The Company has subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Future minimum noncancelable operating lease payments as of December 31, 2003 are as follows (in thousands):

                                                                        Net
                                                          Sublease     Rental
                                             Commitments  Rentals   Commitments
                                             -----------  -------   -----------
Year ending December 31:
     2004................................. $    30,116  $    5,712 $    24,404
     2005.................................      29,892       5,917      23,975
     2006.................................      29,974       5,917      24,057
     2007.................................      30,004       5,990      24,014
     2008.................................      29,726       5,417      24,309
     Thereafter...........................     266,139      30,314     235,825
                                           -----------  ---------- -----------
          Total minimum lease payments.... $   415,851  $   59,267 $   356,584
                                           ===========  ========== ===========


     Rent expense for facilities, including minimum lease payments recorded on a straight-line basis over the lease term, aggregated $18,685,000, $23,301,000 and $23,743,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Employment Agreements

     At December 31, 2003, the Company did not have any employment agreements with any employees.

9. Series B Redeemable Preferred Stock

     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004 (resulting in the issuance of 3,636,867 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive warrants to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding.

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

Initial fair value, sale price of $10,500
      less costs to issue of $592..........................   $       9,908
 Redemption value accretion................................              71
 Accrued and unpaid dividends accretion....................             748
                                                              -------------
     Total carrying value at December 31, 2002.............          10,727
Redemption value accretion.................................              84
Accrued and unpaid dividends accretion.....................             950
                                                              -------------
     Total carrying value at December 31, 2003.............   $      11,761
                                                              =============

10.  Series C Preferred Stock

     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends are earned at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred Stock. In addition, upon conversion any earned and unpaid dividends would become payable. Accordingly, the Company has recorded such Series C divdidends. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004 (resulting in the issuance of 1,731,842 shares of Common Stock if 100% of the Series C Convertible Preferred is converted at that price). Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company's option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company the Series C Convertible Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event the Series C Convertible Preferred is redeemed before September 6, 2005, the holders will receive warrants to purchase shares of Common Stock at a price of $3.00 per share, exercisable before September 6, 2007. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Convertible Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. At December 31, 2003, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

          Initial fair value............................. $          5,000
          Accrued and unpaid dividend accretion..........              590
                                                              ------------
          Total carrying value at December 31, 2003...... $          5,590
                                                              ============

11. Loss per Share

     Basic and diluted loss per share computations for the years 2001, 2002 and 2003 are as follows:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                   2001            2002            2003
                                                                   ----            ----            ----
                                                                                (Restated)
                                                                  (in thousands, except per share data)

   Net loss attributabel to common shareholders used for
   basic and diluted loss per share......................     $   (40,678)    $   (23,635)     $   (19,774)
                                                              ===========     ===========      ===========

   Weighted average shares outstanding:
     Basic and diluted....................................         17,939          18,080           18,316
                                                              ===========     ===========      ===========

   Loss per share:
     Basic and diluted....................................    $     (2.27)    $     (1.31)     $     (1.08)
                                                              ===========     ===========      ===========


12. Income Taxes

     The provision for income taxes consists of the following:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                   2001            2002             2003
                                                                   ----            ----             ----
                                                                              (in thousands)
    Current:
          Federal.........................................    $        89    $       (930)  $           --
          State...........................................            757             620              485
                                                              -----------     -----------      -----------
                                                                      846            (310)             485
    Deferred:
          Federal.........................................          3,486              --               --
          State...........................................          1,038              --               --
                                                              -----------     -----------      -----------
                                                                    4,524              --               --
                                                              -----------     -----------      -----------
    Income tax provision (benefit)........................    $     5,370     $      (310)     $       485
                                                              ===========     ============     ===========


     Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

                                                                          Years ended December 31,
                                                                          ------------------------
                                                                   2001            2002             2003
                                                                   ----            ----             ----
                                                                               (in thousands)

    Computed "expected" tax expense (benefit).............    $   (12,005)    $    (7,839)     $   (6,070)
    Increase (decrease) in tax resulting from:
        State taxes - net of federal benefit..............         (2,091)         (1,102)         (1,009)
        Meals and entertainment...........................             63              75              79
        Change in valuation allowance.....................         19,627           9,048           6,592
        Other.............................................           (224)           (492)            893
                                                              ------------    ------------     ----------
    Income tax provision (benefit)........................    $     5,370     $      (310)     $      485
                                                              ===========     ============     ==========

     The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows:


                                                                               At December 31,
                                                                               ---------------
                                                                          2002                     2003
                                                                          ----                     ----
                                                                                (in thousands)
Deferred tax assets:
     Deferred revenues....................................     $         1,368         $          1,232
     Operating loss carry forwards........................              24,198                   31,723
     Accrued vacation.....................................                 257                      294
     Bad debt.............................................                 193                      186
     Depreciation and amortization........................                 507                      263
     State taxes..........................................                 315                      165
     Other................................................               1,837                    1,404
                                                               ---------------         ----------------
       Gross deferred tax assets..........................              28,675                   35,267
Valuation allowance.......................................             (28,675)                 (35,267)
                                                               ----------------        -----------------
Net deferred tax asset....................................     $            --         $             --
                                                               ===============         ================


     The Company has determined, based on historical operating results and projections for the next three years that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any deferred tax benefit related to its taxable losses and recorded valuation allowances of $19,627,000, $9,048,000 and $6,592,000 in 2001, 2002 and 2003, respectively to offset the Company's net deferred tax assets.

     As of December 31, 2003, the Company had federal and state net operating loss carryforwards of $70,094,000 and $84,147,000 respectively, beginning expiration in 2020 and 2005, respectively.

13. Non-Recurring Items

     The Company recorded the following as non-recurring items for 2001, 2002 and 2003:


                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                        2001              2002          2003
                                                                        ----              ----          ----
                                                                                  (in thousands)
Gain on sale of Houston real estate (See Note 5)................    $     --       $        97    $       --
Gain on sale of The Sports Club/Las Vegas (See Note 5)..........          --                30            --
Interest expense reversal on litigation settlement (a)..........         397                --            --
                                                                    --------       -----------    ----------
                                                                    $    397       $       127    $       --
                                                                    ========       ===========    ==========

     (a) The Company recorded a non-recurring gain of $397,000 during the year ended December 31, 2001. The non-recurring gain in 2001 was the result of the reversal of accrued interest expense related to the settlement of litigation. As part of the settlement the Company was no longer required to pay the accrued interest due on the note in question.

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

     Options allow for the purchase of Common Stock at prices determined by the Company's Compensation Committee. Incentive stock options must be granted at a price equal to or greater than the fair value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair value of the Company's Common Stock at the date of grant. Options granted under the Plans may, at the election of the Compensation Committee, become exercisable in installments. Except for the number of options granted to the Company's former Co-Chief Executive Officer D. Michael Talla, which expire on the fifth anniversary of the grant date, all options expire on the tenth anniversary of the grant date.

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years then ended are presented below:


                                                                                                Weighted
                                                                                            Average Exercise
                                                                              Shares             Price
                                                                              ------             -----
Outstanding at January 1, 2001.......................................    1,533,832        $      5.94
Granted..............................................................      411,915               3.09
Canceled.............................................................      (93,472)              2.23
Exercised............................................................       (2,000)              2.56
                                                                         ----------
Outstanding at December 31, 2001.....................................     1,850,275              5.37
                                                                         ==========
Options exercisable at December 31, 2001.............................       915,284              5.83
                                                                         ==========
Weighted-average per share fair value of options
granted during year ended December 31, 2001..........................                            3.09

Outstanding at January 1, 2002.......................................     1,850,275              5.37
Granted..............................................................            --                --
Canceled.............................................................       (64,942)             5.20
Exercised............................................................            --                --
                                                                         ----------
Outstanding at December 31, 2002.....................................     1,785,333              5.38
                                                                         ==========
Options exercisable at December 31, 2002.............................     1,296,448              5.61
                                                                         ==========

Outstanding at January 1, 2003.......................................     1,785,333              5.38
Granted..............................................................            --                --
Canceled.............................................................       (30,724)             8.13
Exercised............................................................            --                --
                                                                         ----------

Outstanding at December 31, 2003.....................................     1,754,609              5.33
                                                                         ==========
Options exercisable at December 31, 2003.............................     1,621,965              5.52
                                                                         ==========

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                                  Weighted
                                                   Average
                                                  Remaining
              Exercise           Number          Contractual          Options
               Prices         Outstanding       Life (Years)        Exercisable
               ------         -----------       ------------        -----------
              $2.5625            24,333             2.41                24,334
               2.6875            70,000             2.11                70,000
               2.7500            26,000             2.84                26,000
               3.0100           282,932             7.39               188,621
               3.3110           115,000             2.39                76,667
               3.9375           210,000             5.10               210,000
               4.2500           219,344             6.85               219,343
               4.3750            60,000             3.22                60,000
               5.2500            42,000             1.24                42,000
               5.3750            32,000             3.50                32,000
               8.0000           211,000             4.29               211,000
               8.0000           450,000             6.11               450,000
               8.3750            12,000             3.85                12,000
                          -------------                          -------------
                              1,754,609                              1,621,965
                          =============                          =============

     Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 2003, no SAR's had been granted.

     Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 2003, no purchase rights had been granted.

1994 Stock Compensation Plan

     In July 1994, the Company instituted its 1994 Stock Compensation Plan (that was amended by the Company's shareholders in July 1999) for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares were reserved for issuance pursuant to this plan and a total of 50,000 shares have been issued to outside directors under the plan. During the years ended December 31, 2001, 2002 and 2003, the Company issued 6,000, 8,000 and 6,000 shares of Common Stock as director compensation for aggregate consideration of $16,000, $15,000 and $12,000, respectively.

15. Related Party Transactions

     Millennium Partners LLC (collectively with its affiliate "Millennium") is a significant shareholder of the Company and has jointly developed Clubs with the Company. A representative of Millennium is on the Company's Board of Directors. Millennium is a partner in the Reebok Sports Club/NY partnership as well as the landlord of the building in which the Reebok Sports Club/NY is located. The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium. The Company is entitled to certain additional priority distributions and 60% of the remaining cash flow. Millennium is entitled to 20% of such remaining cash flows.

     The Company pays rent to Millennium for The Sports Club/LA - Washington D.C., The Sports Club/LA - Boston and The Sports Club/LA - San Francisco and in 2001, 2002 and 2003 a total of $4.8 million, $9.5 million and $9.5 million, respectively, was paid to Millennium for rent on these three Clubs. All such payments are reflected as rent expense in the Company's consolidated statements of operations. In addition, after the Company receives a management fee equal to 6% of all revenues, an amount equal to its capital investment in the Boston and Washington D.C. Clubs and a 11% annual return on the capital investment and an amount equal to its operating investment in the Club and a 10% annual return on the operating investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, is 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.

     On November 24, 2003, the Company opened The Sports Club/LA - Miami as part of the exclusive new Four Seasons Hotel and Tower in Miami, Florida. The Company operates this 40,000 square foot Club pursuant to a management agreement with Millennium, the developer of the project. The Company receives a fee of 6% of gross revenues and a participation in the Club's net cash flow. For the year ended December 31, 2003, management fees of $131,000 were earned by the Company. The Company was also reimbursed $2,383,000 for costs it incurred related to the operation of The Sports Club/LA - Miami.

     The Company has a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and the Company's Chairman beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA - Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by the Company's Chairman. The option expires as of January 31, 2006. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2003 and
2002 and has been classified as minority interest on the accompanying consolidated balance sheets.

     As of May 4, 2001, the Company entered into a ten-year sublease for space located within The Sports Club/LA - Upper East Side. The sublease provides for two five-year renewal options and one seven-year renewal option; an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.

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

     On March 18, 2002, the Company sold an aggregate of 10,500 shares of Series B Convertible Preferred Stock to Kayne Anderson Capital Advisors and four affiliates thereof for aggregate offering proceeds of $10.5 million. The shares of Series B Preferred may, at the option of the holder, be converted into shares of the Company's Common Stock at the current rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series B Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at the Company's discretion, may be paid in additional shares of Series B Preferred. As part of the sale of the Series B Preferred to Kayne Anderson, the Company agreed that for so long as Kayne Anderson beneficially owns at least 12% of the Company's equity securities (on an "as-converted basis") Kayne Anderson will have the right to designate one member to the Company's Board of Directors. Mr. Charles A. Norris is currently serving on the Board as the nominee of Kayne Anderson.

     On September 6, 2002, the Company sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of the Company's major shareholders, D. Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate offering proceeds of $5.0 million. The shares of Series C Preferred may, at the option of the holder, be converted into shares of the Company's Common Stock at the current rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series C Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at the Company's discretion, may be paid in additional shares of Series C Preferred.

     In consideration of executing a guaranty in favor of Comerica-Bank - California (the "Bank") in connection with the Bank's renewal of the Company's credit facility (the "Credit Facility"), Messrs. Talla and Licklider and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with the Company as of July 3, 2001, pursuant to which the Company was obligated to pay a 1% annual commitment fee to each of the guarantors. In addition to the committee fee, the Company was obligated to pay to each guarantor a usage fee equal to 2% per annum of such guarantor's pro rata portion of any amounts advanced to the Company by the Bank. At the Company's discretion all earned commitment fees and usage fees under the agreements were paid in restricted shares of Common Stock with each guarantor receiving in the aggregate 86,392 shares. In June 2003, the Company replaced the Credit Facility and, as of February 15, 2004, all payment obligations due the guarantors have been met.

     Upon termination of the Credit Facility, on June 12, 2003, the Company entered into a new promissory note with another financial institution. The new note is for $20.0 million (the "Loan") and is guaranteed by Messrs. Talla and Licklider. Messrs. Talla and Licklider entered into agreements with the

Company as of December 1, 2003, pursuant to which the Company is obligated to pay a quarterly fee to each guarantor equal to 3% per annum of their pro rata portion of the average outstanding principal balance of the Loan. At the Company's discretion, such fees may be paid in Common Stock, cash or a combination thereof. The third quarter 2003 fee was paid in stock with each guarantor receiving 28,509 shares. The Company has also elected to pay the fourth quarter 2003 fee in stock and has determined that each guarantor will receive 40,731 shares.

16. Concentration of Credit Risk

     The Company markets its products principally to customers in Southern California, New York City, Washington D.C., Boston and San Francisco. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded managements' estimates (see Note 4 - allowance for doubtful accounts).

17. Subsequent Events

     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, net of costs, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred Stock was purchased by three of the Company's major shareholders consisting of Rex Licklider (the Company's Chief Executive Officer), Millennium and Kayne Anderson Capital Advisors. Dividends are earned at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share (resulting in the issuance of 3,250,000 shares of Common Stock if 100% of the Series D Convertible Preferred is converted). Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified secondary stock offering of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $4.00 per share until March 15, 2005, or $6.00 per share thereafter, and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable into Common Stock) at a price per share less than the Series D Convertible Preferred conversion price then in effect. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

18. Quarterly Summary of Information (Unaudited)

     Revenues and operating expenses for the first, second, and third quarters of 2003 have been restated to record the impact of reimbursed costs which previously had not been shown on the consolidated statement of operations. Reimbursed costs relate to The Sports Club/LA - Miami, which is a non-owned Club that the Company manages for its owner. The Company receives a management fee for managing the Club and is reimbursed for costs that are advanced on the owner's behalf. Reimbursed costs are recorded as both revenue and expense in the consolidated financial statements. The effect of reimbursed costs on the Company's loss from operations, net loss, loss attributable to common stockholders and net loss per share (basic and diluted) is zero, since reimbursed costs are reported both as revenue and as operating expenses in the consolidated financial statements in equal amounts. Reimbursed costs represent both pre-opening expenses and normal operating expenses of the Club. Reimbursed costs by quarter for the first, second, third and fourth quarters of 2003 were $258,000, $448,000, $327,000 and $1,350,000, respectively.

                                                                               2003
                                                  ---------------------------------------------------------------
                                                    March 31       June 30      September 30     December 31
                                                    --------       -------      ------------     -----------
                                                             (in thousands, except per share amounts)
Revenue:
   As reported...............................     $    32,403   $     32,181    $     31,727     $     36,027
                                                  ===========   ============    ============     ============
   As restated...............................     $    32,661   $     32,629    $     32,054     $     36,027
                                                  ===========   ============    ============     ============

Operating expenses:
   As reported...............................     $    32,788   $     33,193    $     33,399     $     36,947
                                                  ===========   ============    ============     ============
   As restated...............................     $    33,046   $     33,641    $     33,726     $     36,947
                                                  ===========   ============    ============     ============

Net loss attributable to common stockholders:
   As reported...............................     $   (4,243)   $    (4,822)    $    (5,618)     $    (5,091)
                                                  ===========   ============    ============     ============
   As restated...............................     $   (4,243)   $    (4,822)    $    (5,618)     $    (5,091)
                                                  ===========   ============    ============     ============

Net loss per share basic and diluted:
   As reported...............................     $    (0.23)   $     (0.26)    $     (0.31)     $     (0.28)
                                                  ===========   ============    ============     ============
   As restated...............................     $    (0.23)   $     (0.26)    $     (0.31)     $     (0.28)
                                                  ===========   ============    ============     ============

     The following unaudited condensed quarterly financial data for the four quarters ended December 31, 2002 have been restated as described in Note 2:

                                                                               2002
                                                  ---------------------------------------------------------------
                                                    March 31       June 30       September 30      December 31
                                                    --------       -------       ------------      -----------
                                                             (in thousands, except per share amounts)
Revenues:
     As reported.............................     $     29,968    $    29,946   $      30,195    $      30,744
                                                  ============  =============   =============    =============
     As restated ............................     $     29,968    $    29,946   $      30,195    $      30,744
                                                  ============  =============   =============    =============

Net loss attributable to common stockholders:
     As reported.............................     $    (4,312)  $     (5,239)   $     (3,882)    $     (5,068)
                                                  ============  =============   =============    =============
     As restated.............................     $    (9,446)  $     (5,239)   $     (3,882)    $     (5,068)
                                                  ============  =============   =============    =============








Net loss per share basic and diluted:
      As reported............................     $     (0.24)  $      (0.29)   $      (0.21)    $      (0.29)
                                                  ============  =============   =============    =============
      As restated............................     $     (0.52)  $      (0.29)   $      (0.21)    $      (0.29)
                                                  ============  =============   =============    =============

19. Employee Benefit Plan

     The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan provides for the Company to make a discretionary employer matching contribution currently equal to 33% of the first 8% of each participating employees' wages. The employer matching contribution can be made in cash or Company stock, at the Company's discretion. Employer matching contributions totaling $225,667, $233,995 and $256,066 were made for the Plan years ended December 31, 2001, 2002 and 2003, respectively. The employer contribution vests pro-rata over four years. In order to participate in the Plan, employees must have been employed by the Company for at least one year and must have worked at least 1,000 hours during that one year period. In order to receive an employer matching contribution the participant must be employed by the Company at December 31st and must have worked a minimum of 1,000 hours for each applicable Plan year.

                          THE SPORTS CLUB COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    Three-year period ended December 31, 2003



                                                Balance at
                                               beginning of                                         Balance at end
Description                                       period           Additions        Deletions          of period
------------------------------------------     --------------    --------------    -------------    ----------------
Year ended December 31, 2001:
     Allowance for doubtful accounts           $   671,000       $   782,000       $ 1,135,000       $   318,000
                                               ===========       ===========       ===========       ===========

Year ended December 31, 2002:
     Allowance for doubtful accounts           $   318,000       $   798,000       $   582,000       $   534,000
                                               ===========       ===========       ===========       ===========

Year ended December 31, 2003:
     Allowance for doubtful accounts           $   534,000       $   684,000       $   701,000       $   517,000
                                               ===========       ===========       ===========       ===========


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors and their ages as of June 15, 2004 are as follows:

Name                     Age Position
----                    ---- ---------
D. Michael Talla.........57  Chairman of the Board
Rex A. Licklider.........61  Vice Chairman of the Board and
                             Chief Executive Officer
Philip J. Swain..........46  President and Chief Operating Officer
Nanette Pattee Francini..55  Executive Vice President
Timothy M. O'Brien.......52  Chief Financial Officer and Assistant Secretary
Mark S. Spino............49  Senior Vice President of Development
Andrew L. Turner.........57  Director
George J. Vasilakos......66  Director
Charles A. Norris........58  Director
Christopher M. Jeffries..54  Director
Charles J. Ferraro.......60  Director

     The following information summarizes the business experience during at least the past five years of each of our executive officers and directors.

     D. Michael Talla began developing sports and fitness clubs in 1977 when he co-founded our predecessor non-public company. He has served as Chairman of the Board since the inception of our public company in 1994, and served until July 1999 as our Chief Executive Officer. From February 2000 until March 2004, Mr. Talla held the position of Co-Chief Executive Officer with Mr. Licklider. Since 1978, Mr. Talla has owned Talla Development Company and West Hollywood Development Company, both real estate holding companies with properties in California and Nevada. He has served on the Board of Trustees for the Curtis
School in Brentwood, California; West L.A. Little League; For Kids Only Foundation; American Youth Soccer Association and Los Angeles Youth Programs.

     Rex A. Licklider has served as Vice Chairman of the Board since 1994 and as Chief Executive Officer since March 2004, having served with Mr. Talla as Co-Chief Executive Officer from February 2000. Previously, Mr. Licklider served as a consultant to us for strategic and financial planning. He founded Com Systems, Inc., a publicly traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Since January 1993, Mr. Licklider has been a member of the Pentium Group, an entity investing, and often taking a management role, in early stage and turn around/growth businesses. He is a director of The Learning Network, Inc., and Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children's Bureau of Southern California, The Achievable Foundation and For Kids Only Foundation.

     Philip J. Swain was appointed President and Chief Operating Officer in April 2003, having been our Senior Vice President of Operations since February 2000. Mr. Swain served as Vice President of Operations from 1994 until his promotion in 2000.

     Nanette Pattee Francini began developing sports and fitness clubs in 1977 when she co-founded our predecessor non-public company. She has served as our Executive Vice President and has been responsible for overseeing all Branding/Marketing as well as new concept development since the inception of our public company in 1994. Ms. Francini served on the Board of Directors from 1994 until April 2004. She founded and is Chairman of the Board of Directors of For Kids Only Foundation. In 2003, Ms. Francini received the Golden Star Award from Big Brothers Big Sisters, and in 2004 she accepted the Visionary Award bestowed by the City of Beverly Hills.

     Timothy M. O'Brien has been our Chief Financial Officer since February 1995 and since June 1995 has also served as Assistant Secretary. Mr. O'Brien is a Certified Public Accountant.

     Mark S. Spino was appointed Senior Vice President of Development in February 2000, having served as Vice President of Development since 1994.

     Andrew L. Turner has been a director since 1994. Mr. Turner currently serves as Chairman of the Board for EnduraCare Therapy Management, the nation's largest privately held contract physical therapy company. He serves on the Board of Directors for Watson Pharmaceuticals, Inc., a New York Stock Exchange traded pharmaceutical manufacturing company. From 1989 until August 2000, Mr. Turner served as Chairman and Chief Executive Officer of Sun Healthcare Group, Inc., a New York Stock Exchange traded health care services provider. In October 1999, Sun Healthcare Group, Inc. filed voluntary petitions with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the Federal Bankruptcy Code.

     George J. Vasilakos has been a director since June 2002. Since January 1993, Mr. Vasilakos has been a member of the Pentium Group, an entity investing, and often taking a management role, in early stage and turn around/growth businesses. He was a principal and served as the Chief Executive Officer of Golden Tel, the largest payphone provider in Nevada, which was sold in 1998. Currently, Mr. Vasilakos serves as Chief Executive Officer for The Learning Network, Inc., an e-learning company, and DiTronics, LLC, a provider of Automated Teller Machine services. He has served as a member of the Board of
Directors and Executive Committee for the long distance industry trade association, COMPTEL, and on the advisory committees for the masters programs in telecommunications at Colorado University and Golden Gate University.

     Charles A. Norris was elected to the Board of Directors in August 2002. Mr. Norris currently serves as Chairman of the Board of Directors of Glacier Water Services, Inc. Previously, Mr. Norris was President of McKesson Water Products Company and a Senior Vice President of McKesson Corporation. He is past President and served on the Board of Directors and Executive Committee of the International Bottled Water Association. Mr. Norris is also a member of the Board of Directors of the AEM/DC Sports, a mid sized auto after market company. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Kayne Anderson, one of the three principal purchasers of the Series D would be entitled to designate one director to serve on our Board of Directors. Mr. Norris is currently serving as Kayne Anderson's designee pursuant to this agreement.

     Christopher M. Jeffries became a member of the Board of Directors in April 2004. Mr. Jeffries has founded, owned and managed several real-estate development companies. He founded Millennium Partners in 1990 to meet the lifestyle demands of affluent urbanites by creating luxury mixed-use properties in the New York marketplace. The Millennium portfolio now includes projects in New York, Boston, Washington D.C., Miami and San Francisco. Mr. Jeffries graduated from Columbia College in 1968 and the University of Michigan Law School in 1972. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Millennium has the right to designate two directors (one of whom must be independent) to serve on our Board of Directors. Mr. Jeffries is a principal of Millennium and is currently serving as one of Millennium's two designees pursuant to this agreement.

     Charles J. Ferraro became a member of the Board of Directors in April 2004. Mr. Ferraro has been with the Four Seasons Hotels and Resorts since 1980 and currently serves as its Senior Vice President of Operations with operating responsibilities in Texas, California, Hawaii, Washington, Florida, the Caribbean, Mexico, Central America and South America. Mr. Ferraro graduated from Paul Smith's College of Hotel and Restaurant Management. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Millennium has the right to designate two directors (one of whom must be independent) to serve on our Board of Directors. Mr. Ferraro meets the criteria of "independent" as defined by the Securities and Exchange Commission and the American Stock Exchange and is serving as Millennium's independent designee pursuant to this agreement.

     The rules of the American Stock Exchange generally require that a majority of the directors of a listed company be independent directors, that nominations for members of the Board of Directors must be selected or recommended either by a nominating committee comprised solely of independent directors or by a majority of independent directors on the Board, that the compensation of all officers must be determined or recommended to the Board for determination either by a compensation committee comprised of independent directors or by a majority of the independent directors on the Board and that the Chief Executive Officer may not be present during discussion of his compensation. However, a company in which over 50% of the voting power is held by a "group" (a "Controlled Company") is not required to comply with these general rules.

     Rex A. Licklider ("Licklider"), Millennium and Kayne Anderson Capital Advisors, L.P. and its affiliates ("Kayne") own Common Stock and various series of voting Convertible Preferred Stock, which in the aggregate, constitute 63.7% of the voting power of the Company. In connection with their purchase of the Series D Convertible Preferred Stock on March 12, 2004, Licklider, Millennium and Kayne entered into an Investors' Rights Agreement with us, which affords each of them certain consent rights with respect to the operation of our business. In addition, the Investors' Rights Agreement affords each of Licklider and Kayne the right to designate one director and affords Millennium the right to designate two directors, one of whom must be an independent director, in each case so long as certain specified Common Stock ownership thresholds are maintained. As a result of the provisions of the Investors' Rights Agreement, Licklider, Millennium and Kayne are a group that holds over 50% of the voting power of the Company within the meaning of the rules of the American Stock Exchange.

     We have determined that we are a Controlled Company and as such we are entitled to take advantage of the exceptions set forth above. Therefore, it is likely that nominations for members of our Board as well as officers' compensation will be determined by the entire Board and not solely by our independent directors.

     Both the Securities and Exchange Commission and the American Stock Exchange require that a public company maintain a permanent independent audit committee. The designation of a company as a Controlled Company does not negate this responsibility. The Board has appointed Messrs. Vasilakos, Turner and Norris to the Audit Committee and has charged them with the responsibility of (i) reviewing our annual audit and appointing our independent auditors, and (ii) reviewing our internal controls and financial management practices and (iii) implementing and maintaining procedures for the reporting and treatment of any complaints or concerns regarding accounting matters or otherwise as specified under the Sarbanes-Oxley Act of 2002.

     The Board has created two other permanent committees: Compensation and Nominating and Governance. The Compensation Committee, composed of Messrs Turner, Vasilakos and Norris (Mr. Collins also served on this Committee until his resignation in April 2004), recommends compensation for key-employees, oversees the management bonus program and administers our stock incentive plans. The Nominating and Governance Committee, composed of Messrs Norris, Vasilakos and Turner, insures that the Board meets its fiduciary responsibilities to our stockholders and that we are in full compliance with standard governance policies and procedures.

     Pending adoption by the stockholders at the next annual meeting, the Board of Directors on April 8, 2004, approved an amendment to the our Restated Certificate of Incorporation providing for the annual election of directors. Previously the directors had been divided into three classes with the stockholders electing approximately one-third of the members of the Board of Directors at each annual meeting. If approved, the Amendment would call for the annual election of each member of the Board of Directors, with each Director being elected to serve a one-year term.

     In August of 2002, the Board approved certain cash compensation to be paid to non-employee directors. Because of the declared Controlled Company status, in April 2004 the Board modified the plan so that only independent directors were eligible for cash compensation. This action in effect results in Mr. Jeffries, a principal of Millennium, not receiving any cash award. Our independent directors (currently, Messrs. Ferraro, Norris, Turner and Vasilakos) will be paid the following compensation: (i) an annual directorship retainer of $12,000, (ii) an annual committee chair retainer of $4,000, (iii) $1,000 for each Board and committee meeting attended and (iv) an annual option award of 2,000 shares under our 2001 Incentive Stock Plan. All directors are entitled to reimbursement of expenses for attending meetings.

     Additionally, in December 2002, the Board created a special committee and in recognition of the added responsibilities and demands of the work to be performed by this committee, its members will receive additional compensation of: (i) $1,000 for each meeting of the special committee attended in person,
(ii) $500 for each telephonic meeting, and (iii) $1,000 for each day committee members devote a material portion of their business day to the affairs of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities Exchange Act of 1934 our directors, executive officers and any persons holding more than 10% of our Common Stock (who we refer to as "Reporting Persons") are required to report their initial ownership and any subsequent changes in that ownership to the Securities and Exchange Commission. Such Reporting Persons are also required to furnish us with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established and we are required to identify all Reporting Persons who failed to timely file these reports.

     To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all the Reporting Persons complied with applicable filing requirements, except:

     D. Michael Talla, a director and executive officer, did not timely file a Form 4 relating to a March 18, 2003 transaction.

     Rex A. Licklider, a director and executive officer, did not timely file a Form 4 relating to an April 8, 2003 transaction.

     Philip J. Swain, an executive officer, did not timely file a Form 4 relating to an April 8, 2003 transaction.

     Millennium did not timely file Forms 4 with respect to various transactions that occurred in 2001 and 2002.

     Each party subsequently filed the required report.

Code of Ethics

     We have drafted a written code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer and other persons performing similar functions. This code of standards fulfills the requirements recently imposed by the Securities and Exchange Commission and covers such topics as conflict of interest, confidentiality, compliance with legal requirements and other business ethics subjects. We have also drafted a Code of Business Conduct for members of our Board of Directors. This code of conduct seeks to guide our Board members in (i) recognizing and dealing with ethical issues, (ii) fulfilling their fiduciary and oversight responsibilities and (iii) establishing and maintaining mechanisms for reporting by our employees of unethical conduct. Once approved, we intend to post these codes on our website www.thesportsclubla.com in connection with our investor relations materials. We further intend to promptly disclose on our website (i) the nature of any amendment to these codes and (ii) the nature of any waiver, including an implicit waiver, from a provision of our codes that is granted, the name of such person who is granted the waiver and the date of the waiver. We presently rely on the written policies in our Employee Handbook, as well as informal policies and procedures, our directors' awareness of their fiduciary duties and our employees' understanding of their responsibilities to the Company and our shareholders to fulfill our duties as a public company. These policies may not adequately protect us from all conflict of interest situations; therefore, it is our intention in addition to the code of financial conduct and the code of business conduct to also adopt: (i) corporate governance principles that will establish oversight responsibilities for the conduct of our business and (ii) a code of standards that will expand our current Employee Handbook and define how all employees and directors will act in areas of professional conduct.

     To demonstrate our commitment to operating fairly and ethically, we currently require that each employee acknowledge receipt of our Employee Handbook, which sets forth, among other things, our professional standards requiring proper business conduct and confidentiality of proprietary information. We are in the process of finalizing a contract with an independent outside hotline provider to implement an anonymous avenue for the reporting of employee concerns relating to our financial reporting.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below shows, for the last three fiscal years, the amount of compensation earned by the Co-Chief Executive Officers and the next four most highly-compensated executive officers (the "Named Executive Officers"). The current salaries of such executive officers are described below under "Employment Agreements."

                                                                              Long-Term
                                                                            Compensation
                                                                               Shares             All Other
                                           Annual      Compensation          Underlying         Compensation
 Name & Position                Year      Salary($)       Bonus($)         Options Awards          ($)(a)
 ---------------                ----    -------------  --------------    -----------------       -----------
D. Michael Talla..........     2003       200,000(b)         --                  --                15,281
  Chairman of the Board        2002       200,000(b)         --                  --                17,814
                               2001       240,000(b)         --               115,000              17,979

Rex A. Licklider..........     2003       200,000            --                  --                11,321
  Chief Executive Officer and  2002       200,000            --                  --                14,184
  Vice Chairman of the Board   2001       240,000            --               115,000              14,613


Philip J. Swain...........     2003       160,000            --                  --                14,885
  President and                2002       160,000          20,000                --                17,385
  Chief Operating Officer      2001       200,000            --                21,733              16,923

Nanette Pattee Francini...     2003       160,000            --                  --                 9,925
  Executive Vice President     2002       160,000          20,000                --                11,906
                               2001       200,000            --                21,733              12,195

Mark S. Spino.............     2003       160,000            --                  --                14,291
  Senior Vice President of     2002       160,000          20,000                --                13,962
  Development                  2001       200,000            --                21,733              17,913

Timothy M. O'Brien........     2003       160,000            --                  --                12,102


  Chief Financial Officer      2002       160,000          20,000                --                15,953
  and Assistant Secretary      2001       200,000            --                21,733              17,913


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

Unexercised Stock Options and Fiscal Year-End Option Values

     None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 2003.

                         Number of Shares Underlying      Value of In-the-Money
                        Unexercised Options at Fiscal  Unexercised Options at Fiscal
                                Year-End(a)                   Year-End(b)
                        -----------------------------  -----------------------------
                        Exercisable    Unexercisable  Exercisable    Unexercisable
Name                        (#)             (#)           ($)             ($)
----                    ------------   -------------  ------------   -------------
D. Michael Talla........  326,667         38,333          -0-              -0-
Rex A. Licklider........   76,667         38,333          -0-              -0-
Philip J. Swain.........  212,756          7,244          -0-              -0-
Nanette Pattee Francini.  202,756          7,244          -0-              -0-
Mark S. Spino...........  202,756          7,244          -0-              -0-
Timothy M. O'Brien......  232,756          7,244          -0-              -0-

----------

(a)  All options were granted pursuant to one of our two Stock Incentive Plans.

(b) The closing price of our Common Stock on the American Stock Exchange on December 31, 2003 was $1.81. Since all options have been granted at prices above $1.81, there are no options considered to be in-the-money.

Employment Agreements

     The Company has no written employment agreements. Currently, our executive officers receive the following salaries:

    Rex A. Licklider           Chief Executive Officer                  200,000
    Philip J. Swain            President and Chief Operating Officer    180,000
    Nanette Pattee Francini    Executive Vice President                 160,000
    Mark S. Spino              Senior Vice President                    160,000
    Timothy M. O'Brien         Chief Financial Officer                  160,000

     On March 16, 2004, D. Michael Talla, founder and Chairman of the Board, relinquished his position as Co-Chief Executive Officer. In light of this change, the Compensation Committee is reviewing Mr. Talla's current salary package and is expected to present their recommendations for future compensation based solely on services rendered as Chairman at the next meeting of our Board of Directors. Until our Board makes this determination, Mr. Talla will continue to receive his current annual salary of $200,000.

Compensation of Directors

     Our independent directors receive the following compensation:

     o    Annual retainer fee of $12,000,
     o    Annual retainer fee of $4,000 for each committee chair,
     o    $1,000 for eachBoard and committee meeting attended,
     o    Reimbursement of expenses for attending Board and committee meetings,
     o Annual option award of 2,000 shares under our 2001 Incentive Stock Plan (timing of such grant is at the discretion of the Board, and as of June 15, 2004 no option awards have been granted).

     Messrs. Turner, Vasilakos, Norris and Ferraro currently serve on the Board as independent directors. Prior to April 2004, compensation for services on the Board was given to non-employee directors. Therefore, Mr. Licklider received amounts due non-employee directors until his appointment to Co-Chief Executive Officer in February 2000; and until his resignation in June 2002, Mr. Dennison
T. Veru also received amounts due non-employee directors. From 2001 through his resignation in 2004, Mr. Collins, because of his executive position with Millennium, waived all cash compensation. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

     In December 2002, Messrs. Turner and Vasilakos were appointed to a special committee, and in recognition of the added responsibilities and demands of the work to be performed by them, Messrs. Turner and Vasilakos are to receive the following additional compensation: $1,000 for each meeting of the special committee attended in person, $500 for each telephonic meeting and $1,000 per day on which they devote a material portion of their business day to the affairs of the committee.

     Following are the amounts paid to all directors for each of the last three years:

                           Year                  Amount
                           ----                  ------
                           2001               $   56,863
                           2002                   68,502
                           2003                  112,675

     Under the Amended and Restated 1994 Stock Compensation Plan an aggregate of 50,000 shares of Common Stock was issued to non-employee directors through December 31, 2003. There are no more shares available for issuance under this current plan.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board (the "Committee") administers executive compensation. Mr. Turner has been a member of the Committee since September 13, 1994, and became its Chairman on February 27, 1995. Mr. Vasilakos was appointed on August 2, 2002 following the resignation of Dennison Veru. Mr. Norris was appointed to the Committee on February 25, 2003. Mr. Collins had been a member of the Committee from 1998 until his resignation in April 2004. None of these individuals has ever been an officer or employee.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the shares of our Common Stock beneficially owned as of June 15, 2004 by our directors and Named Executive Officers. It also shows other individuals or entities that beneficially owned more than 5% of our Common Stock.



                                                                       Shares Issuable
                                                     Shares Issuable         upon
                                            Shares         Upon            Exercise       Shares Held   Total and Percent of
          Name and Address                  Owned      Conversion of      of Options        Under         Stock Ownership
       of Beneficial Owner(a)             Directly(b) Preferred Stock  within 60 days(c) 401-K Plan(d)   Number      Percent
       ----------------------             ---------   ---------------  -----------------    ------      --------     --------

D. Michael Talla (e)..................    4,629,019      346,365           365,000          8,126      5,348,510      32.78
Nanette Pattee Francini (e)...........      256,107           --           210,000          4,086        470,193      32.78
Mark S. Spino (e).....................      227,969           --           210,000          6,030        443,999      32.78
Philip J. Swain (e)...................      112,164           --           220,000          6,002        338,166      32.78
Voting Trust (e)......................    5,225,259      346,365         1,005,000         24,244      6,660,868      32.78
Timothy O'Brien.......................        3,000           --           240,000          6,242        249,242       1.31
The Licklider Living Trust
  Dated May 2, 1986 ..................    2,055,132    1,192,730           115,000            --       3,362,862      16.74
Andrew L. Turner......................        7,500           --             --               --         176,683      21.53
Charles A. Norris(f)..................        3,500      173,183             --               --         176,683      21.53
George J. Vasilakos...................      327,400           --             --               --         327,400       1.74
Christopher M. Jeffries (g)...........       29,000           --             --               --          29,000      42.28
Charles J. Ferraro....................           --           --             --               --            --          *
All Directors and Executive Officers
  as a Group (11 persons).............    7,650,791    1,712,278         1,360,000         30,486     10,753,555      49.20
Millennium (g)........................    6,243,749    2,942,730             --               --       9,186,479      42.28
Kayne Anderson Capital Advisors, L.P.(f)    797,128    4,136,833             --               --       4,933,961      21.53

----------

*    Less than 1%

(a) The address of all directors and executive officers is c/o The Sports Club Company, Inc., at 11100 Santa Monica Blvd., Suite 300, Los Angeles, California 90025.

(b)  Includes shares for which the named person is considered the owner because:
     1.   the named person has sole voting and investment power,
     2.   the named person's spouse has voting and investment power, or
     3. the shares are held by other members of the named person's immediate family.

(c) Includes shares that can be acquired through stock option exercises through August 14, 2004.

(d) Includes shares issued pursuant to our 401(k) Profit Sharing Plan's discretionary match as of June 15, 2004.

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

(f) Kayne Anderson Capital Advisors, L.P. and several of their affiliates are owners of our Convertible Preferred Stock. Kayne Anderson is deemed to be the beneficial owner of the shares. Mr. Norris is also deemed to beneficially hold these shares because of his affiliation with Kayne Anderson. Mr. Norris' ownership has therefore been reflected (1) next to his name so that the table accurately reflects the share ownership of our officers and directors and (2) in the totals for Kayne Anderson so that the Kayne Anderson total accurately reflects their joint ownership as noted below. The address of all such entities is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

     The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Kayne affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:


                               Outstanding
                                  Common      Series B     Series D
                                 Directly   Convertible  Convertible
                   Owner           Held      Preferred    Preferred     Total
                   -----           ----      ---------    ---------     -----
     Kayne Anderson Capital
       Advisors, L.P..........   793,628     3,073,990       --       3,867,618
     Ric Kayne................      --         346,365       --         346,365
     Charles Norris...........     3,500       173,183       --         176,683
     Howard Zelikow...........      --          34,636       --          34,636
     David Shladovsky.........      --           8,659       --           8,659
     Arbco Associates, L.P....      --           --        166,668      166,668
     Kayne Anderson Non-
       Traditional
       Investments, L.P.........    --           --        166,666      166,666
     Kayne Anderson Select
       Investments A, L.P.....      --           --        166,666      166,666
                               ---------   -----------  ----------   ----------
          Total...............   797,128     3,636,833     500,000    4,933,961
                               =========   ===========  ==========   ==========


(g) Millennium Entertainment Partners and several of their affiliates are owners of our Common and our Preferred Stock. Millennium is deemed to be the beneficial owner of the shares. Mr. Jeffries because of his position with Millennium is also deemed to be a beneficial owner of these shares. Mr. Jeffries' ownership has therefore been reflected (1) next to his name so that the table accurately reflects the share ownership of our officers and directors, and (2) in the totals for Millennium so that the Millennium total accurately reflects their joint ownership as noted below. The address of all such entities is c/o Millennium Partners Management LLC, 1995 Broadway, New York, New York, 10023.

     The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Millennium affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:

                                    Outstanding
                                      Common          Series C       Series D
                                     Directly       Convertible    Convertible
               Owner                   Held          Preferred      Preferred          Total
               -----                   ----          ---------      ---------          -----

     Christopher M. Jeffries...         29,000          --             --               29,000
     Millennium Partners LLC...      2,253,863          --             --            2,253,863
     Millennium Development
       Partners L.P............        978,900          --             --              978,900
     MDP Ventures I LLC........         72,100          --             --               72,100
     MDP Ventures II LLC.......      2,284,886        692,730        2,250,000       5,227,616
     Millennium Entertainment
       Partners L.P............        625,000          --             --              625,000
                                 -------------     ----------     ------------   -------------
                                     6,243,749        692,730        2,250,000       9,186,479
                                 =============     ==========     ============   =============


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time we have entered into transactions with our officers, directors and stockholders. We believe that each of the following transactions have been on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions between us and any of our directors or officers are subject to the approval of the disinterested directors.

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

     We have entered into leases with Millennium  relating to The Sports Club/LA
- San Francisco, The Sports Club/LA - Washington, D.C. and The Sports Club/LA - Boston. On March 27, 2001, the leases were amended with Millennium's landlord contribution increasing by $16.5 million in exchange for additional rent payments. In addition, after we receive a management fee equal to 6% of all revenues, an amount equal to our capital investment in the Boston and Washington D.C. Clubs and an 11% annual return on the capital investment and an amount equal to our operating investment in the Clubs and a 10% annual return on the operating investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, previously was 20% for each of these Clubs. Under the amended lease agreements, their percentage increases to 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.

     On November 24, 2003, we opened The Sports Club/LA - Miami as part of the exclusive new Four Seasons Hotel and Tower in Miami, Florida. We operate this 40,000 square foot Club pursuant to a management agreement with Millennium, the developer of the project. We will receive a fee of 6% of gross revenues and a participation in the Club's net cash flow.

     Mr. Talla. We have a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by Mr. Talla. The option expires as of January 31, 2006. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2003.

     As of May 4, 2001, we entered into a ten-year sublease for space located in the building in which The Sports Club/LA - Upper East Side is located. The sublease provides for two five-year renewal options and one seven-year renewal option, an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.

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

     Kayne Anderson. On March 18, 2002, we sold an aggregate of 10,500 shares of Series B Convertible Preferred Stock to Kayne Anderson Capital Advisors and four affiliates thereof for aggregate offering proceeds of $10.5 million. The shares of Series B Preferred may, at the option of the holder, be converted into shares of our Common Stock at a rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series B Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series B Preferred.

     Messrs. Talla and Licklider and Millennium. In consideration of executing a guaranty in favor of Comerica-Bank - California (the "Bank") in connection with the Bank's renewal of our $15.0 million credit facility (the "Credit Facility"), Messrs. Talla and Licklider and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with us as of July 3, 2001, pursuant to which we were obligated to pay an 1% percent annual commitment fee to each of the guarantors. In addition to the commitment fee, we were obligated to pay to each guarantor a usage fee equal to 2% per annum of such guarantor's pro rata portion of any amounts advanced to us by the Bank. At our discretion all earned commitment fees and usage fees under the agreements were paid in restricted shares of Common Stock with each guarantor receiving in the aggregate 86,392 shares. In June 2003, we replaced the Credit Facility and, as of February 15, 2004, all payment obligations due the guarantors have been met.

     Upon termination of the Credit Facility, on June 12, 2003, we entered into a new promissory note with another financial institution. The new note is for $20.0 million (the "Loan") and is guaranteed by Messrs. Talla and Licklider. Messrs. Talla and Licklider entered into agreements with us as of December 1, 2003, pursuant to which we are obligated to pay a quarterly fee to each guarantor equal to 3% per annum of their pro rata portion of the average outstanding principal balance of the Loan. At our discretion, such fees may be paid in Common Stock, cash or a combination thereof. The third quarter 2003 fee was paid in stock with each guarantor receiving 28,509 shares. On May 20, 2004, we paid the fourth quarter 2003 and the first quarter 2004 fees in Common Stock and each guarantor received 80,269 shares. These obligations have been funded out of Treasury Shares.

     On September 6, 2002, we sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of our major shareholders, D. Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate offering proceeds of $5.0 million. The shares of Series C Preferred may, at the option of the holder, be converted into shares of our Common Stock at a rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series C Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series C Preferred.

     Mr. Licklider , Millennium and Kayne Anderson. On March 12, 2004, we sold an aggregate of 65,000 shares of Series D Convertible Preferred Stock to these three shareholders for aggregate proceeds of $6.5 million. The shares of Series D Preferred may, at the option of the holders, be converted into shares of our Common Stock at a rate of $2.00 per share; entitle each holder to one vote for each share of Common Stock into which such Series D Preferred could then be converted; and provide for the payment of dividends at an annual rate of $9.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series D Preferred. Each share of Series D Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified secondary stock offering of at least $50.0 million or if the closing price of our Common Stock for a period of thirty consecutive trading days exceeds $4.00 per share until March 15, 2005, or $6.00 per share thereafter, and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. As part of the sale of the Series D Preferred, we agreed that for so long as certain specified Common Stock ownership is maintained, Mr. Licklider and Kayne Anderson each have the right to designate one director and Millennium has the right to designate two directors, one of whom must be independent. Pursuant to this agreement, Mr. Licklider is currently serving as the designee of Mr. Licklider; Mr. Norris is currently serving as the designee of Kayne Anderson and Messrs. Jeffries and Ferraro (an independent board member) are currently serving as Millennium's designees.

                                     PART IV


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We were billed for the following services provided by KPMG LLC, our principal independent accountants, during 2002 and 2003:

                                                           2002             2003
                                                           ----             ----
       Audit fees(1)...........................   $     129,500    $     161,500
       Audit related fees......................           3,000            3,000
       Tax fees................................              --               --
       All other fees..........................              --               --
                                                  -------------    -------------

       Total...................................   $     132,500    $     164,500
                                                  =============    =============


(1) Audit fees include fees for (i) the audits of the Company's consolidated financial statements, (ii) review of the unaudited condensed consolidated interim financial statements included in quarterly reports and (iii) the review of debt agreements and issuance of compliance letters.

     The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit fees for the fiscal year ended December 31, 2003.

     The Audit Committee determined that the provision of services discussed above is compatible with maintaining the independence of KPMG LLC from the Company.

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

                                       36
























 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   3.5          Corrected Certificate of Designation            8-K           1-13290         09/09/02
                of Series B Convertible Preferred
                Stock of the Registrant.

   3.6          Certificate of Designation of Series            8-K           1-13290         09/09/02
                C Convertible Preferred Stock of the
                Registrant.

   3.7          Amendment No. 2 to Bylaws dated July            10-K          1-13290         03/31/03
                21, 1999.

   3.8          Certificate of Designation of Series            8-K           1-13290         03/18/04
                D Convertible Preferred Stock of the
                Registrant

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

   4.6          Purchase Agreement by and among the             8-K           1-13290         04/14/99
                Registrant, Jeffries & Company, Inc.
                and CIBC Oppenheimer Corp., dated
                March 29, 1999.

   4.7          Second Amendment to Rights Agreement            10-K          1-13290         03/28/00
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                July 2, 1999.








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

   4.10         Fifth Amendment to Rights Agreement             8-K           1-13290          09/9/02
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                September 6, 2002.

   4.11         Sixth Amendment to Rights Agreement             10-K          1-13290         03/31/03
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                March 5, 2003.

   4.12         Seventh Amendment to Rights Agreement           8-K           1-13290         04/17/03
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                April 14, 2003.

   4.13         Eighth Amendment to Rights Agreement            8-K           1-13290         06/02/03
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                May 30, 2003.

   4.14         Ninth Amendment to Rights Agreement             8-K           1-13290         07/31/03
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                July 30, 2003.

   4.15         Tenth Amendment to Rights Agreement             8-K           1-13290         10/03/03
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                September 30, 2003.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   4.16         Eleventh Amendment to Rights                    8-K           1-13290         12/03/03
                Agreement by and between the Registrant
                and American Stock Transfer & Trust entered
                into as of November 25, 2003.

   4.17         Twelfth Amendment to Rights Agreement           8-K           1-13290         03/04/04
                by and between the Registrant and American
                Stock Transfer & Trust entered into as of
                March 3, 2004.

   4.18         Thirteenth Amendment to Rights                  8-K           1-13290         03/18/04
                Agreement by and between the Registrant
                and American Stock Transfer & Trust entered
                into as of March 10, 2004.

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

  10.41         Amended and Restated 1994 Stock                 10-K          1-13290         03/28/00
                Compensation Plan. #

  10.42         Lease Agreement as of September 24,             10-K          1-13290         03/28/00
                1999 between The Spectrum Club
                Company, Inc. and West Hollywood
                Property Limited Partnership and 2400
                Willow Lane Associates Limited
                Partnership.

  10.43         Lease Agreement as of November 5,               10-K          1-13290         03/28/00
                1999 by and between New Commonwealth
                Center Limited Partnership and
                Washington D.C. Sports Club, Inc.

  10.44         Letter Agreement dated March 11, 1999           10-K          1-13290         03/28/00
                amending the October 27, 1998 Letter
                Agreement between the Registrant and
                Millennium Partners, LLC.

  10.45         Amendment adopted November 4, 1999 to           10-K          1-13290         03/28/00
                the Registrant's 1994 Stock Incentive
                Plan. #

  10.46         Certificate representing Series B               10-K          1-13290         03/28/00
                Senior Secured Notes.

  10.47         First Amendment to Fourth Amended and           10-K          1-13290         03/28/00
                Restated Loan Agreement among the
                Registrant and certain of its
                subsidiaries and Comerica Bank -
                California as of December 3, 1999.

  10.48         Form of The Sports Club Membership              10-K          1-13290         03/28/00
                Agreements.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.49         Second Amendment to Fourth Amended              10-K          1-13290         03/30/01
                and Restated Loan Agreement among the
                Registrant and certain of its subsidiaries
                and Comerica Bank-California as of August 10,
                2000.

  10.50         Reaffirmation of Intercreditor and              10-K          1-13290         03/30/01
                Subordination Agreement dated as of
                August 10, 2000 among the Registrant
                and certain of its subsidiaries and
                U.S. Bank Trust, National Association.

  10.51         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March,
                2001 between CB-1 Entertainment
                Partners, LP and S.F. Sports Club,
                Inc.

  10.52         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March 2001
                between New Commonwealth Center
                Limited Partnership and Washington
                D.C. Sports Club, Inc.

  10.53         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March 2001
                between 2200 M Street LLC and
                Washington D.C. Sports Club, Inc.

  10.54         Third Amendment to Fourth Amended and           8-K           1-13290         07/17/01
                Restated Loan Agreement entered into
                as of June 1, 2001 by and among
                Registrant and various of its
                subsidiaries and Comerica Bank -
                California.

  10.55         Indemnification and Contribution                8-K           1-13290         07/17/01
                Agreement entered into as of July 3,
                2001 by and among the Registrant.,
                Rex A. Licklider, D. Michael Talla
                and MDP Ventures II LLC.

  10.56         The Sports Club Company, Inc. 2001              10-K          1-13290         03/29/02
                Stock Incentive Plan. #








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.57         Preferred Stock Purchase Agreement              8-K           1-13290         03/26/02
                made as of March 18, 2002 by and among
                Registrant and the holders of the Series B
                Convertible Preferred Stock.

  10.58         Investor Rights Agreement made as of            8-K           1-13290         03/26/02
                the 18th day of March 2002 by and
                between the Registrant and the
                holders of the Series B Convertible
                Preferred Stock.

  10.59         Asset Purchase Agreement dated as of            10-K          1-13290         03/29/02
                January 25, 2002, by and between SCC
                Nevada, Inc. and LSI-Nevada, LLC.

  10.60         Standard Form Lease between the                 10-K          1-13290         03/29/02
                Registrant and Club at 60th St., Inc.
                for space located at 333 East 60th
                Street, New York, dated May 4, 2001.

  10.61         First Amendment to Lease by and among           10-K          1-13290         03/29/02
                Registrant and Club at 60th St., Inc.
                dated as of March 1, 2002.

  10.62         Waiver of Covenant Compliance Letter            10-K          1-13290         03/29/02
                Agreement between the Registrant and
                Comerica Bank - California dated
                March 14, 2002.

  10.63         Fourth Amendment to Fourth Amended              8-K           1-13290         06/04/02
                and Restated Loan Agreement and First
                Amendment to Amended and Restated
                Revolving Loan between the Registrant
                and certain of its Subsidiaries and
                Comerica Bank - California dated May
                31, 2002.

  10.64         Fifth Amendment to Fourth Amended and           8-K           1-13290         09/04/02
                Restated Loan Agreement between the
                Registrant and certain of its
                Subsidiaries and Comerica Bank - California
                dated August 30, 2002.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.65         Reaffirmation of Intercreditor and              8-K           1-13290         09/04/02
                Subordination Agreement dated as of
                August 30, 2002 among the Registrant
                and certain of its Subsidiaries and
                U.S. Bank Trust, National Association.

  10.66         Investors' Rights Agreement made as             8-K           1-13290         09/09/02
                of September 6, 2002 by and between
                the Registrant and the holders of the
                Series C Convertible Preferred Stock.

  10.67         Preferred Stock Purchase Agreement              8-K           1-13290         09/09/02
                made as of September 6, 2002 by and
                among the Registrant and the holders
                of the Series C Convertible Preferred
                Stock.

  10.68         Sixth Amendment to Fourth Amended and           8-K           1-13290         11/12/02
                Restated Loan Agreement by and among
                the Registrant and certain of its
                Subsidiaries, Comerica Bank -
                California and KASCY, L.P. dated
                October 31, 2002.

  10.69         Consent and Reaffirmation of                    8-K           1-13290         11/12/02
                Intercreditor and Subordination
                Agreement dated as of October 31,
                2002 among the Registrant and certain
                of its Subsidiaries, Comerica Bank -
                California and U.S. Bank Trust,
                National Association.

  10.70         Fitness Club and Spa Management and                                                               X
                Pre-Opening Service Agreement between
                Terramark Brickell II, Ltd. and the
                Registrant effective as of January 1,
                2003.

  10.71         First Supplement to Fitness Club and                                                              X
                Spa Management and Pre-Opening
                Services Agreement effective as of
                January 1, 2003.

  10.72         Waiver of Covenant Compliance Letter            10-K          1-13290         03/31/03
                from Comerica Bank - California dated
                March 26, 2003.

  10.73         Promissory Note dated June 12, 2003             8-K           1-13290         06/18/03
                in favor of Orange County's Credit
                Union in the amount of $20,000,000.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.74         Deed of Trust, Assignment of Rents,             8-K           1-13290         06/18/03
                Security Agreement and Fixture Filing
                dated as of June 12, 2003, made by
                Irvine Sports Club, Inc. for the
                benefit of Orange County's Credit
                Union.

  10.75         Reserve and Security Agreement made             8-K           1-13290         06/18/03
                as of June 12, 2003 by Irvine Sports
                Club, Inc. in favor of Orange
                County's Credit Union.

  10.76         Pledge and Security Agreement made as           8-K           1-13290         06/18/03
                of June 12, 2003 by the Registrant
                and Irvine Sports Club, Inc. in favor
                of Orange County's Credit Union.

  10.77         Indemnity and Guaranty Agreement                                                                  X
                entered into as of December 1, 2003
                among the Registrant, Irvine Sports
                Club, Inc., Rex A. Licklider and D.
                Michael Talla.

  10.78         Supplemental Indenture dated as of              8-K           1-13290         04/04/03
                March 28, 2003 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank Trust National
                Association.

  10.79         Supplemental Indenture dated as of                                                                X
                February 4, 2004 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank National Association.

  10.80         Third Supplemental Indenture made as            8-K           1-13290         03/18/04
                of March 9, 2004 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank National Association.

  10.81         Investors' Rights Agreement made as             8-K           1-13290         03/18/04
                of March 10, 2004, by and among the
                Registrant and the holders of the
                Series D Convertible Preferred Stock.

  10.82         Preferred Stock Purchase Agreement              8-K           1-13290         03/18/04
                made as of March 10, 2004 by and among
                the Registrant and the holders of the
                Series D Convertible Preferred Stock.








 Exhibit                                                              Incorporated by Reference                 Filed
                                                            ----------------------------------------------
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.83         Consent Letter dated March 10, 2004             8-K           1-13290         03/18/04
                by holders of the Series B
                Convertible Preferred Stock.

  10.84         Consent Letter dated March 10, 2004             8-K           1-13290         03/18/04
                by holders of the Series C
                Convertible Preferred Stock.

   21.1         Subsidiaries of the Registrant.                                                                   X

   23.1         Consent of Independent Registered                                                                 X
                Public Accounting Firm.

   31.1         Certification of Rex A. Licklider                                                                 X
                Pursuant to Section 302 of the
                Sarbanes - Oxley Act of 2002.

   31.2         Certification of Timothy O'Brien                                                                  X
                Pursuant to Section 302 of the
                Sarbanes - Oxley Act of 2002.

   32.1         Certification of Rex A. Licklider                                                                 X
                Pursuant to 18 U.S.C.  Section 1350,
                as adopted Pursuant to Section 906 of
                the Sarbanes - Oxley Act of 2002.

   32.2         Certification of Timothy O'Brien                                                                  X
                Pursuant to 18 U.S.C.  Section 1350,
                as adopted Pursuant to Section 906 of
                the Sarbanes - Oxley Act of 2002.

------------------

#        Compensation agreement or plan.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed from October 1, 2003 through December 31, 2003:

     o On October 3, 2003, we filed a report on Form 8-K announcing that on September 29, 2003, the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until November 30, 2003, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the principal shareholders, so long as such negotiations or understandings relate to a transaction that has been, or is intended to be, proposed to our special committee.

     o On October 9, 2003, we filed a report on Form 8-K stating that on October 8, 2003, we issued a press release announcing the opening of The Sports Club/LA - Beverly Hills. The new Club opened on October 7, 2003 and is located in Beverly Hills, California. The Club, a two-story 40,000 square foot luxury sports and fitness complex offers a state-of-the art environment including a Bar and Lounge and spa services.

     o On October 14, 2003, we filed a report on Form 8-K stating that on October 13, 2003, we issued a press release announcing that we had mutually agreed with Palisade Concentrated Equity Partnership, L.P. ("Palisade") to set aside the previously announced offer of "going private." We also stated that we expected to receive an amended letter of intent setting forth the revised terms and conditions under which Palisade would propose to make an $18.5 million equity investment in us, subject to an additional investment by certain of our existing stockholders, the proceeds of which would be retained by us to fund operations.

     o On November 3, 2003, we filed a report on Form 8-K stating that on November 3, 2003, we issued a press release announcing operating results for the third quarter and nine months ending September 30, 2003.

     o On December 3, 2003, we filed a report on Form 8-K announcing that on November 25, 2003, the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until February 29, 2004, the Rights Plan will not be triggered as a result of any non-binding "going private" negotiations or understandings between and among the principal shareholders, so long as such negotiations or understandings relate to a transactions that has been, or is intended to be, proposed to our Special Committee.

(c)  Exhibits

Index to Exhibits of Form 10-K

Exhibit
Number          Exhibit
------          -------

10.70 Fitness Club and Spa Management and Pre-Opening Service Agreement between Terramark Brickell II, Ltd. and the Registrant effective as of January 1, 2003.

10.71 First Supplement to Fitness Club and Spa Management and Pre-Opening Services Agreement effective as of January 1, 2003.

10.77 Indemnity and Guaranty Agreement entered into as of December 1, 2003 among the Registrant, Irvine Sports Club, Inc., Rex A. Licklider and D. Michael Talla.

10.79 Supplemental Indenture dated as of February 4, 2004 between the Registrant, the Subsidiary Guarantors and U.S. Bank National Association.

21.1           Subsidiaries of the Registrant.

23.1           Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Rex A. Licklider Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Timothy O'Brien Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of Rex A. Licklider Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of Timothy O'Brien Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June 2004.


                                                THE SPORTS CLUB COMPANY, INC.



                                                /s/ Rex A. Licklider
                                                -----------------------------
                                                Rex A. Licklider
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature                         Title                          Date
------------------------------------------------------------------------------

/s/ Rex A. Licklider              Vice Chairman of the Board     June 21, 2004
---------------------------------
Rex A. Licklider                  and Chief Executive Officer


/s/ Timothy O'Brien               Chief Financial Officer        June 21, 2004
---------------------------------
Timothy M. O'Brien                (Principal Financial and
                                   Accounting Officer)


/s/ D. Michael Talla              Chairman of the Board          June 21, 2004
---------------------------------
D. Michael Talla

                                  Director                       June 21, 2004
---------------------------------
Charles Ferraro


/s/ Christopher M. Jeffries       Director                       June 21, 2004
---------------------------------
Christopher M. Jeffries


/s/ Charles Norris                Director                       June 21, 2004
---------------------------------
Charles Norris


/s/ Andrew L. Turner              Director                       June 21, 2004
---------------------------------
Andrew L. Turner


/s/ George Vasilakos              Director                       June 21, 2004
---------------------------------
George Vasilakos