Form 10-Q
period 2004-03-31
SPORTS CLUB CO INC
filed 2004-06-21
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2004
                            Commission File # 1-13290



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



                                                            Shares
                                                        Outstanding at

            Class                                        June 21, 2004

 -------------------------------             ---------------------------------

        Common Stock,                                     18,783,744
  par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2003 and March 31, 2004
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                               December 31,     March 31,
                                            ASSETS                                                 2003            2004
                                                                                                   ----            ----

Current assets:
   Cash and cash equivalents.............................................................     $     1,932     $     3,074
   Accounts receivable, net of allowance for doubtful accounts of $517 and $464
    at December 31, 2003 and March 31, 2004, respectively................................           3,923           3,401
   Inventories...........................................................................             994           1,028
   Prepaid expenses......................................................................           1,789             860
                                                                                              -----------     -----------
    Total current assets.................................................................           8,638           8,363

Property and equipment, net..............................................................         155,173         153,480
Goodwill.................................................................................           7,660           7,660
Restricted cash..........................................................................           4,432           4,381
Other assets.............................................................................           8,056           7,551
                                                                                              -----------     -----------
                                                                                              $   183,959     $   181,435
                                                                                              ===========     ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of notes payable and equipment financing loans..................      $     2,099     $     1,580
   Accounts payable.....................................................................            2,464           2,647
   Accrued liabilities..................................................................           13,713          10,568
   Deferred revenues....................................................................           18,292          18,635
                                                                                              -----------     -----------
     Total current liabilities..........................................................           36,568          33,430

Notes payable and equipment financing loans,
   less current installments............................................................          119,731         119,606
Accrued lease obligations...............................................................            8,976           9,183
Deferred revenues.......................................................................              869             796
Minority interest.......................................................................              600             600
                                                                                               -----------     -----------
     Total liabilities..................................................................          166,744         163,615

Commitments and contingencies

Redeemable preferred stock, Series B, $.01 par value, 10,500 shares authorized;
   10,500 shares issued and outstanding (liquidation preference of $12,198 and
   $12,435 at December 31, 2003 and March 31, 2004, respectively)........................          11,761          12,020

Stockholders' equity:
   Preferred stock, $.01 par value, 919,500 shares authorized no shares issued or outstanding          --              --
   Preferred stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $5,590 and $5,702 at December 31, 2003 and  March
     31, 2004, respectively).............................................................           5,590           5,702
   Preferred stock, Series D, $.01 par value, 65,000 shares authorized, issued and
   outstanding (liquidation preference of $6,532 at March 31, 2004)......................              --           6,139
   Common stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued..             211             211
   Additional paid-in capital............................................................         100,348          99,946
   Accumulated deficit...................................................................         (86,217)        (92,132)
   Treasury stock, at cost, 2,650,003 and 2,451,511 shares at December 31, 2003
     and March 31, 2004, respectively ...................................................         (14,478)        (14,066)
                                                                                              ------------    ------------
      Stockholders' equity...............................................................           5,454           5,800
                                                                                              -----------     -----------
                                                                                              $   183,959     $   181,435
                                                                                              ===========     ===========

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2003 and 2004
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           2003           2004
                                                           ----           ----

Revenues:
  Membership revenues..............................    $    32,403    $  35,921
  Reimbursed costs.................................            258        1,257
                                                       -----------    ---------
    Total revenue..................................         32,661       37,178

Operating expenses:
  Direct...........................................         26,349       30,042
  Reimbursed costs.................................            258        1,257
  General and administrative.......................          1,973        2,046
  Selling..........................................          1,367        1,531
  Depreciation and amortization....................          2,960        3,172
  Pre-opening expenses.............................            139           46
  Non-recurring items..............................             --        1,104
                                                       -----------    ---------
    Total operating expenses.......................         33,046       39,198
                                                       -----------    ---------
      Loss from operations.........................           (385)      (2,020)

Other income (expense):
  Interest, net....................................         (3,280)      (3,688)
  Minority interests...............................            (38)         (38)
                                                       -----------    ---------

      Loss before income taxes .....................        (3,703)      (5,746)

Provision for income taxes..........................           192          168
                                                       -----------    ---------

      Net loss.....................................         (3,895)      (5,914)

Dividends on Preferred Stock.......................            348          381
                                                       -----------    ---------

      Net loss attributable to common stockholders.    $    (4,243)   $  (6,295)
                                                       ============   =========

Net loss per share:
  Basic and diluted.................................   $     (0.23)   $   (0.34)
                                                       ============   =========

Weighted average shares outstanding:
  Basic and diluted.................................         18,160      18,565
                                                       ============   =========

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2004
                                 (in thousands)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                             2003             2004
                                                                                             ----             ----

Cash flows from operating activities:
   Net loss.....................................................................     $     (3,895)     $    (5,914)
   Adjustments to reconcile net loss to cash
   used in operating activities:
        Depreciation and amortization...........................................            2,960            3,172
        Related party costs settled with common stock...........................              233              412
        (Increase) decrease in:
           Accounts receivable, net.............................................              573              522
           Inventories..........................................................              (79)             (34)
           Other current assets.................................................              244              929
           Other assets, net....................................................             (621)             505
        Increase (decrease) in:
           Accounts payable.....................................................             (368)             183
           Accrued liabilities..................................................           (3,298)          (3,145)
           Deferred revenues....................................................             (955)             270
           Accrued lease obligations............................................              923              207
                                                                                     ------------       ----------
              Net cash used in operating activities.............................           (4,283)          (2,893)

Cash flows from investing activities:
         Capital expenditures...................................................           (1,227)          (1,479)
         Decrease in restricted cash............................................                                51
                                                                                     ------------       ----------
              Net cash used in investing activities.............................           (1,227)          (1,428)

Cash flows from financing activities:
        Proceeds from issuance of Series D Preferred Stock, net of issuance costs              --            6,107
        Proceeds from notes payable and equipment financing loans...............            3,650               --
        Repayments of notes payable and equipment financing loans...............             (522)            (644)
                                                                                     -------------      ----------
              Net cash provided by financing activities.........................            3,128            5,463
                                                                                     ------------       ----------
              Net increase (decrease) in cash and cash equivalents..............           (2,382)           1,142
Cash and cash equivalents at beginning of period................................            3,185            1,932
                                                                                     ------------       ----------
Cash and cash equivalents at end of period......................................     $        803       $    3,074
                                                                                     ============       ==========

Supplemental disclosure of cash flow information:
        Cash paid for interest..................................................     $      5,780       $    6,092
                                                                                     ============       ==========
        Cash paid for income taxes..............................................     $         11       $      465
                                                                                     ============       ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2003 and March 31, 2004

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2004, are not necessarily indicative of the results for the fiscal year ending December 31, 2004.

2.   Liquidity/Going Concern

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

3.   Cash, Cash Equivalents and Restricted Cash

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents. On March 31, 2004, cash and cash equivalents were $3,074,000.

     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club operating lease security deposits as restricted cash. At March 31, 2004, the Company had $4.4 million of restricted cash.

4.   Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                                December 31,           March 31
                                                   2003                 2004
                                                   ----                 ----
                                                         (in thousands)

 Senior secured notes (a).................  $      100,000       $      100,000
 Mortgage note (b)........................          19,855               19,781
 Equipment financing loans (c)............           1,975                1,405
                                            --------------       --------------
                                                   121,830              121,186
 Less current installments................           2,099                1,580
                                            --------------       --------------
                                            $      119,731       $      119,606
                                            ==============       ==============
---------

               (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of March 31, 2004, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to:
               (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

                 Period                                     Percentage
                 ------                                     ----------
                 Prior to March 15, 2005.................   102.844%
                 Thereafter..............................   100.000%

               (b) Prior to June 12, 2003, the Company had a $10.0 million credit facility from a commercial bank. On June 12, 2003, the Company obtained alternative financing in the form of a secured five-year promissory loan in the amount of $20.0 million. Amounts outstanding under the previous bank credit facility were repaid with a portion of the proceeds of the new loan. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by the Company's Chairman and it's Chief Executive Officer. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of March 31, 2004, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

               (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 3.5% and 13.3%.

5.   Non-recurring Item

     The non-recurring charge of $1.1 million during the three months ended March 31, 2004 represents various costs, primarily legal fees and investment banking fees, related to an equity raising transaction that was initiated in April 2003 and cancelled in February 2004.

6.   Income Tax Provision

     The income tax provision recorded for the three months ended March 31, 2004 and three months ended March 31, 2003, was the result of an accrual for state and city income taxes related to pre-tax profits at Reebok Sports Club/NY.

7.   Net Loss per Share

     Basic loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three months ended March 31, 2004, there were 2,982,683 anti-dilutive potential common shares. For the three months ended March 31, 2003, there were 2,438,782 anti-dilutive potential common shares.

8.   Series B Redeemable Preferred Stock

     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004 (resulting in the issuance of 3,636,867 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive warrants to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Convertible Preferred Stock (See Note 9), an amount equal to $1,000 for each share of Series B Preferred then outstanding.

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2003 and March 31, 2004, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                                      December 31,            March 31,
                                                                          2003                  2004
                                                                          ----                  ----
Initial fair value, sale price of $10,500
     less costs to issue of $592.............................     $          9,908       $        9,908
Redemption value accretion...................................                  155                  177
Accrued and unpaid dividends accretion.......................                1,698                1,935
                                                                  ----------------       --------------
    Total carrying value.....................................     $         11,761       $       12,020
                                                                  ================       ==============

9.   Series C Preferred Stock

     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. The Company received $5.0 million in cash, less some minor issuance costs, and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends are earned at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred Stock. In addition, upon conversion any earned and unpaid dividends would become payable. Accordingly, the Company has recorded such Series C dividends. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004 (resulting in the issuance of 1,731,842 shares of Common Stock if 100% of the Series C Convertible Preferred is converted at that price). Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company's option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company the Series C Convertible Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event the Series C Convertible Preferred is redeemed before September 6, 2005, the holders will receive warrants to purchase shares of Common Stock at a price of $3.00 per share, exercisable before September 6, 2007. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Convertible Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. At December 31, 2003 and March 31, 2004, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                December 31,           March 31,
                                                    2003                 2004
                                                    ----                 ----
Initial fair value.........................$           5,000    $        5,000
Accrued and unpaid dividend accretion......              590               702
                                           -----------------    --------------
Total carrying value at March 31, 2004.....$           5,590    $        5,702
                                           =================    ==============

10.  Series D Preferred Stock

     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $393,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company's major shareholders consisting of Rex Licklider (the Company's Chief Executive Officer), Millennium and Kayne Anderson Capital Advisors. Dividends are earned at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Accordingly, the Company has recorded such Series D Convertible Preferred dividends. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share (resulting in the issuance of 3,250,000 shares of Common Stock if 100% of the Series D Convertible Preferred is converted). Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $4.00 per share until March 15, 2005, or $6.00 per share thereafter, and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable into Common Stock) at a price per share less than the Series D Convertible Preferred conversion price then in effect. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series D Convertible Preferred dividends are accrued because they must be paid prior to any redemption of the Series B Preferred. At March 31, 2004, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

 Initial fair value..................................    $           6,500
 Issuance costs                                                       (393)
 Accrued and unpaid dividend accretion...............                   32
                                                         -----------------
 Total carrying value at March 31, 2004..............    $           6,139
                                                         =================

11.  Litigation

     The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings, whether insured or not, will not have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

12.  Accounting for Stock-Based Compensation

     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25, no compensation cost has been recognized as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net income (loss) attributable to common stockholders and income (loss) per share would have been reduced to the pro-forma amounts indicated below:



                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                           2003                    2004
                                                                           ----                    ----
                                                                       (in thousand, except per share data)
Net loss attributable to common
  stockholders, as reported...................................    $         (4,243)       $         (6,295)

Stock-based employee compensation expense
  included in reported net loss...............................                  --                      --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards..............................................                (164)                    (93)
                                                                  -----------------       -----------------

Adjusted net loss attributable to
  common stockholders.........................................    $         (4,407)       $         (6,388)
                                                                  =================       =================

Net loss per share as reported, basic and
  diluted.....................................................    $          (0.23)       $          (0.34)
                                                                  =================       =================

Adjusted net loss per share, basic and diluted................    $          (0.24)       $          (0.34)
                                                                  =================       =================

13.  New Accounting Pronouncements

Consolidation of Variable Interest Entities

     In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or "VIE") and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB modified and issued a revised Interpretation ("FIN 46R"). FIN 46R clarifies the interpretation's scope and also extends the requirement to apply its provisions to investments created prior to January 31, 2003 until the end of the Company's first quarter in 2004. The implementation extension does not apply to special purpose entities. The adoption of FIN 46 did not have a material impact on the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates and judgments that are based on historical experience and other assumptions that we believe to be reasonable under the circumstances. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

     Most of our Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities included in our Clubs, we spend significant amounts to construct a new facility. We evaluate the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either mature or recently opened. Mature Clubs are those Clubs for which we believe the membership levels have reached a stable level and based upon the amount of new membership sales and attrition, or the size of the Club, we do not believe a significant additional growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature while the other six are considered to be recently opened. Five of these Clubs were opened between 2000 and 2001 while The Sports Club/LA - Beverly Hills was opened in October 2003. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. Since 2000, we have invested significant amounts of cash in the construction and operation of these new
Clubs. Our operating performances and our liquidity have been negatively impacted due to the start up nature of these Clubs and the initial construction cost.

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

     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 38.8% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 24.2% is well below the normal in the industry.

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

     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at March 31, 2004.

     Valuation of goodwill. Prior to January 1, 2002, we amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 40 years. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by, $5,134,000. This amount was expensed in our 2002 financial statements. We are required to evaluate goodwill for impairment on at least an annual basis. We performed the analysis, as of December 31, 2002 and 2003, and determined that our remaining goodwill was not impaired.

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

Results of Operations

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003.

     Our revenues for the three months ended March 31, 2004, were $37.2 million, compared to $32.7 million for the same period in 2003, an increase of $4.5 million or 13.8%. Revenue increased by $1.7 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenue increased by another $1.7 million at the five new Clubs opened in 2001 and 2002 primarily as a result of an 8.2% increase in membership at these Clubs and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $1.0 million as a result of increased cost reimbursements due us from our management of The Sports Club/LA-Miami, a non-owned Club in Florida. Revenue increased by $94,000 at our SportsMed subsidiary primarily due to increased patient visits and revenue increased by $81,000 due to increased management fees earned from our management of The Sports Club/LA-Miami. Revenue decreased by $54,000 at our three mature Clubs primarily due to a 2.9% decrease in membership which was partially offset by annual rate increases for monthly dues and other ancillary services.

     Our direct expenses increased by $3.7 million (14.0%) to $30.0 million for the three months ended March 31, 2004, versus $26.3 million for the same period in 2003. Direct expenses increased by $1.9 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Direct expenses increased by $1.3 million at the five Clubs opened in 2000 and 2001 primarily as a result of an increase in variable direct expenses associated with the 10.0% revenue growth that occurred at these five Clubs between March 31, 2003 and March 31, 2004. Direct expenses increased by $474,000 at our three mature Clubs and our SportsMed subsidiary primarily due to increased payroll costs. Direct expenses as a percent of revenue for the three months ended March 31, 2004, increased to 80.8% from 80.7% for the same period in 2003. As membership levels and therefore revenues increase at the five Sports Club/LA Clubs opened in 2000 and 2001, the direct expense percentage should decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Reimbursed costs were $1.3 million for the three months ended March 31, 2004, versus $258,000 for the same period in 2003, an increase of $999,000. These costs relate to The Sports Club/LA-Miami, which is a non-owned Club that we manage for its owner. We receive a management fee for managing the Club and are reimbursed for all costs we advance on the owner's behalf. Management fees and reimbursed costs are recorded as revenue and the reimbursed costs are also recorded as expenses in our consolidated financial statements. The effect of reimbursed costs on our loss from operations is therefore zero, since reimbursed costs are both reported as revenue and as operating costs in our consolidated financial statements. The reimbursed costs of $258,000, for the three months ended March 31, 2003, represent pre-opening expenses incurred by us on the owner's behalf. The reimbursed costs of $1.3 million, for the three months ended March 31, 2004, represent operating costs of the Club, which opened in November 2003. The increase for the period of $999,000 is due to the Club becoming fully operational.

     Our general and administrative expenses remained flat at $2.0 million for both the three months ended March 31, 2004 and the three months ended March 31, 2003. Payroll expense for the three months ended March 31, 2004 increased by $55,000, primarily due to compensation increases, but were offset by minor changes in various other general and administrative expense categories. General and administrative expenses decreased as a percentage of revenue to 5.5% for the three months ended March 31, 2004, from 6.0% for the same period in 2003. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $1.5 million for the three months ended March 31, 2004, versus $1.4 million for the same period in 2003, an increase of $164,000 or 12.0%. Selling expenses increased by $177,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and decreased by $13,000 at our other Clubs. Selling expenses as a percentage of revenue decreased to 4.1% for the three months ended March 31, 2004, from 4.2% for the same period in 2003.

     Our depreciation and amortization expenses were $3.2 million for the three months ended March 31, 2004, versus $3.0 million for the same period in 2003, an increase of $212,000 or 7.2%. Depreciation and amortization expenses increased by $165,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and by $47,000 primarily due to capital additions made at our other Clubs during 2003 and 2004.

     Pre-opening expenses of $46,000 and $139,000 for the three months ended March 31, 2004 and three months ended March 31, 2003, respectively, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

     We recorded a non-recurring charge of $1.1 million during the three months ended March 31, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a "Going Private/Equity Investment" transaction that was initiated in April 2003 and cancelled in February 2004.

     Our net interest expense increased by $408,000 (12.4%) to $3.7 million for the three months ended March 31, 2004, versus $3.3 million for the same period in 2003. Net interest expense increased by $401,000 as a result of interest incurred on a new $20.0 million five-year mortgage loan, which closed on June 12, 2003. A portion of the proceeds from this new mortgage loan were used to payoff, and then cancel, a $10.0 million credit line with our bank. Net interest expense increased by $67,000 primarily due to loan guarantee fees incurred on the new $20.0 million mortgage loan and decreased by $60,000 primarily due to a reduction of equipment financing loans and increased interest earned on invested cash balances.

     The tax provisions recorded for the three months ended March 31, 2004 and 2003 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the three months ended March 31, 2004 and 2003. After the tax provisions and dividends on preferred stock of $381,000 in 2004 and $348,000 in 2003, our consolidated net loss attributable to common shareholders, was $6.3 million or $0.34 per basic and diluted share for the three months ended March 31, 2004 versus a loss of $4.2 million or $0.23 per basic and diluted share for the three months ended March 31, 2003.

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

          Below is a reconciliation of EBITDA to net income ($'s in thousands):

                                                               Quarter Ending
                                                               March 31, 2004
                                                               --------------
    EBITDA     ........................................   $             1,114
        Depreciation and amortization..................                (3,172)
        Interest, net..................................                (3,688)
        Provision for income taxes.....................                  (168)
                                                          -------------------
    Net loss   ........................................   $            (5,914)
                                                          ===================


Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash flows from operations. Our primary liquidity needs the past several years have been the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.

     In order to make our March 15, 2004 interest payment on the Senior Secured Notes, we issued $6.5 million of a newly created class of Series D Convertible Preferred Stock. We are not certain that amounts we will generate from operations through September 15, 2004 will be sufficient for us to make the Senior Secured Note interest payment due on September 15, 2004. If cash flows from operations are insufficient to make the September 15, 2004 or future interest payments, we would be required to sell assets, offer additional equity securities or increase our cash flow from operations to meet our cash flow needs. There can be no assurance that we will be able to sell assets, raise capital by offering additional equity securities or increase our cash flow from operations.

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

Operating Activities

     Our cash balance on March 31, 2004 was $3.1 million. During 2004, our earnings before interest, taxes, depreciation and amortization ("EBITDA") were $1.1 million. We believe we will continue to generate positive EBITDA and that such amount will increase as our new Clubs continue to mature.

     We have various deposits that secure our performance under several contracts. We expect to receive back $800,000 of such deposits in the second quarter of 2004, $1.0 million in the third quarter of 2004 and the remaining $1.7 million in the fourth quarter of 2004.

Investing Activities

     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Capital expenditures related to new Clubs were approximately $600,000 in the first quarter of 2004. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our existing Clubs were approximately $900,000 in the first quarter of 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, of approximately 40,000 square feet, is located at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites. At March 31, 2004, approximately $430,000 of construction costs are accrued and unpaid on this Club. The Club opened in October 2003.

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

     On January 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., our wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of our major stockholders. The note may be prepaid at any time without penalty and requires a final payment of $18.3 million on July 1, 2008.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At March 31, 2004, we had $1.4 million of equipment financing obligations outstanding and would be allowed to finance an additional $8.6 million with our equipment serving as collateral. We make monthly principal and interest payments on this debt. These monthly payments are currently $205,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

     In March 2004, three of our principal shareholders purchased $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement offering. The proceeds were used to pay the March 15, 2004 interest payment on our Senior Secured Notes and to provide additional working capital.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through March 31, 2005 are estimated to be as follows (amounts in thousands):

          Indenture interest............................   $      11,375
          Information system upgrades...................             600
          Payments on long-term debt....................           3,065
                                                           -------------
                                                           $      15,040
                                                           -------------
                                                           -------------

Impact of Inflation

     We do not believe inflation has had a material impact on our consolidated results of operations. We cannot provide assurance that future inflation will not have an adverse impact on our consolidated operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of March 31, 2004, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At March 31, 2004, the fair value of the Senior Secured Notes is approximately $95.0 million. We also have a $19.8 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as noted below, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

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

     (b) Changes in internal controls.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted, however, certain weaknesses in our internal controls have been identified by KPMG.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     We are involved in various claims and lawsuits incidental to our business, including claims arising from accidents. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability, whether insured or not, arising out of any such proceedings will not have a material adverse effect on our consolidated financial condition, cash flows or results of operations.

Item 2. Changes in Securities

     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, net of costs, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred Stock was purchased by three of the Company's major shareholders consisting of Rex Licklider (the Company's Chief Executive Officer), Millennium and Kayne Anderson Capital Advisors. Dividends are earned at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share (resulting in the issuance of 3,250,000 shares of Common Stock if 100% of the Series D Convertible Preferred is converted). Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $4.00 per share until March 15, 2005, or $6.00 per share thereafter, and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable into Common Stock) at a price per share less than the Series D Convertible Preferred conversion price then in effect. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series Convertible C Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

          31.1 Certification of Rex A. Licklider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Timothy O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Rex A. Licklider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Timothy O'Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) The following reports on Form 8-K have been filed since January 1, 2004:

     February 19, 2004. We filed a report on Form 8-K announcing that three of our principal shareholders had agreed to purchase $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement offering. The proceeds will be used to provide working capital and to pay the March 15, 2004 interest payment on our Senior Secured Notes. In a related development, we stated that we had mutually agreed with Palisade Concentrated Equity Partnership, L.P. to terminate any further discussions relating to an equity investment by Palisade in us.

     March 4, 2004. We filed a report on Form 8-K stating that on February 28, 2004, the Special Committee of the Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The Amendment provides that until March 31, 2004, the Rights Plan will not be triggered as a result of any arrangement or understandings between and among the Investor Stockholders (as defined in the Amendment as "certain of Millennium Partners, L.P., Rex A. Licklider and Kayne Anderson Capital Advisors, and their respective Affiliates") resulting from (i) discussions or negotiations regarding a private purchase of newly issued shares of Series D Convertible Preferred Stock or any modification of such transaction, so long as such negotiations or understandings relate to a transaction that has been, or is intended to be, proposed to the Special Committee, or (b) the execution of the Series D Preferred Stock Purchase Agreement, so long as the purchase agreement and all related documents and instruments contemplated thereby, and the issuance of the Series D

Preferred are approved in advance of the consummation of the purchase by both the Special Committee and our Board of Directors.

     March 18, 2004. We filed a report on Form 8-K stating that D. Michael Talla, founder and chairman of the Board had relinquished his position as Co-Chief Executive Officer.

     We also announced that we completed a $6.5 million private placement of a newly created Series D Preferred Stock. The entire offering was purchased by Rex
A. Licklider, affiliates of Kayne Anderson Capital Advisors, and affiliates of Millennium. The proceeds of the offering were used to make our March 15, 2004 interest payment on our Senior Secured Notes.

     We also announced that the Special Committee of our Board of Directors approved an amendment to our Rights Agreement adopted on September 29, 1998. The amendment provides that the Rights Agreement will not be triggered as a result of the acquisition of any shares of Common Stock issued to any Series D Preferred Stockholder upon conversion of any Series D Preferred Stock.

     We also announced that we amended our Indenture entered into on April 1, 1999. The amendment stated that consummation of the Series D Preferred Stock sale did not constitute a change of control under the Indenture and the terms of the Indenture that prescribe the respective rights and obligations of the Company and the noteholders upon the occurance of a change in control were waived.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE SPORTS CLUB COMPANY, INC.


Date: June 21, 2004                 by    /s/ Rex A. Licklider
                                          -------------------------------------
                                          Rex A. Licklider
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: June 21, 2004                 by    /s/ Timothy M. O'Brien
                                          -------------------------------------
                                          Timothy M. O'Brien
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS

I, Rex A. Licklider, Chief Executive Officer of The Sports Club Company, Inc. certify that:

          1. I have reviewed this quarterly report on Form 10-Q of The Sports Club Company, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

                    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial financial information; and

                    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Dated, June 21, 2004

/s/ Rex A. Licklider
---------------------------
Rex A. Licklider
Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS

I, Timothy O'Brien, Chief Financial Officer of The Sports Club Company, Inc. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Sports Club Company, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated, June 21, 2004

/s/ Timothy O'Brien
-----------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                    (i) The  Report  fully  complies  with the  requirements  of section  13(a) or 15(d) of the  Securities  Exchange Act of 1934;
               and

                    (ii)  The   information   contained  in  the  Report  fairly
               represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Rex A. Licklider
---------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
June 21, 2004

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                    (i) The  Report  fully  complies  with the  requirements  of section  13(a) or 15(d) of the  Securities  Exchange Act of 1934;
               and

                    (ii)  The   information   contained  in  the  Report  fairly
               represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Timothy O'Brien
--------------------------------
The Sports Club Company, Inc.
Chief Financial Officer
June 21, 2004