Form 10-Q
period 2004-06-30
SPORTS CLUB CO INC
filed 2004-08-16
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004
                            Commission File # 1-13290


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

                         Yes          X         No
                                  ---------            ----------


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes                    No          X

                                   --------            ----------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.




                                                           Shares
                                                        Outstanding at
                Class                                  August 16, 2004

 ----------------------------------           ---------------------------------
            Common Stock,                                18,783,744
      par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 2003 and June 30, 2004
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                                 December 31,      June 30,
                                            ASSETS                                                   2003            2004
                                                                                                     ----            ----
Current assets:
Cash and cash equivalents................................................................     $     1,932     $     3,723
Accounts receivable, net of allowance for doubtful accounts of $517 and $446
    at December 31, 2003 and June 30, 2004, respectively.................................           3,923           3,232
Inventories..............................................................................             994           1,002
Prepaid expenses.........................................................................           1,789           1,009
                                                                                              -----------     -----------
    Total current assets.................................................................           8,638           8,966

Property and equipment, net..............................................................         155,173         151,676
Goodwill.................................................................................           7,660           7,660
Restricted cash..........................................................................           4,432           4,381
Other assets.............................................................................           8,056           6,646
                                                                                              -----------     -----------
                                                                                              $   183,959     $   179,329
                                                                                              ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and equipment financing loans....................     $     2,099     $     1,111
  Accounts payable.......................................................................           2,464           2,385
  Accrued liabilities....................................................................          13,713          13,435
  Deferred revenues......................................................................          18,292          17,983
                                                                                              -----------     -----------
    Total current liabilities............................................................          36,568          34,914
Notes payable and equipment financing loans,
   less current installments.............................................................         119,731         119,492
Accrued lease obligations................................................................           8,976           9,392
Deferred revenues........................................................................             869             714
Minority interest........................................................................             600           1,042
                                                                                              -----------     -----------
   Total liabilities.....................................................................         166,744         165,554

Commitments and contingencies

Redeemable preferred stock, Series B, $.01 par value, 10,500 shares authorized;
   10,500 shares issued and outstanding (liquidation preference of $12,198 and
   $12,673 at December 31, 2003 and June 30, 2004, respectively).........................          11,761          12,278

Stockholders' equity:
   Preferred stock, $.01 par value, 984,500 and 919,500 shares authorized at December 31,
     2003 and June 30, 2004, respectively; no shares issued or outstanding...............              --              --
   Preferred stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $5,590 and $5,814 at December 31, 2003 and  June
     30, 2004, respectively).............................................................           5,590           5,814
   Preferred stock, Series D, $.01 par value, 65,000 shares authorized, issued and
     outstanding (liquidation preference of $6,677 at June 30, 2004).....................              --           6,249
   Common stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued..             211             211
   Additional paid-in capital............................................................         100,348          99,430
   Accumulated deficit...................................................................         (86,217)        (96,439)
   Treasury stock, at cost, 2,650,003 and 2,290,973 shares at December 31, 2003
     and June 30, 2004, respectively ....................................................         (14,478)        (13,768)
                                                                                              ------------    ------------
      Stockholders' equity...............................................................           5,454           1,497
                                                                                              -----------     -----------
                                                                                              $   183,959     $   179,329
                                                                                              ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three And Six Months Ended June 30, 2003 and 2004
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                            2003           2004          2003         2004
                                                            ----           ----          ----         ----
                                                         (Restated)                   (Restated)
Revenues:
  Membership revenues..............................     $    32,180    $   36,486    $  64,584     $  72,407
  Reimbursed costs.................................             448         1,246          705         2,503
                                                        -----------    ----------    ---------     ---------
    Total revenue..................................          32,628        37,732       65,289        74,910

Operating expenses:
  Direct...........................................          26,358        29,830       52,707        59,872
  Reimbursed costs.................................             448         1,246          705         2,503
  General and administrative.......................           1,996         2,206        3,969         4,252
  Selling..........................................           1,233         1,267        2,600         2,798
  Depreciation and amortization....................           2,969         3,168        5,929         6,340
  Pre-opening expenses.............................             636            --          776            46
  Non-recurring items..............................              --            --           --         1,104
                                                        -----------    ----------   ----------     ----------
    Total operating expenses.......................          33,640        37,717       66,686        76,915
                                                        -----------    ----------    ---------     ----------
      Income (loss) from operations................          (1,012)           15       (1,397)       (2,005)

Other income (expense):
  Interest, net....................................          (3,255)       (3,672)      (6,535)       (7,360)
  Minority interests...............................             (37)         (479)         (75)         (517)
                                                        ------------   -----------  -----------    ----------

      Loss before income taxes .....................         (4,304)       (4,136)      (8,007)       (9,882)

Provision for income taxes..........................            168           172          360           340
                                                        -----------     ---------    ---------     ----------

      Net loss.....................................          (4,472)       (4,308)      (8,367)      (10,222)

Dividends on Preferred Stock.......................             350           495          698           876
                                                        ------------   ----------    ---------     ----------


      Net loss attributable to common stockholders.     $    (4,822)   $   (4,803)  $   (9,065)   $  (11,098)
                                                        ============   ===========  ===========   ===========

Net loss per share:
  Basic and diluted.................................    $     (0.26)   $    (0.26)  $    (0.50)   $    (0.60)
                                                        ============   ===========  ===========   ===========

Weighted average shares outstanding:
  Basic and diluted.................................         18,326        18,697       18,244        18,631
                                                       =============   ===========  ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2004
                                 (in thousands)
                                   (unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                          2003              2004
                                                                                          ----              ----

Cash flows from operating activities:
   Net loss.....................................................................     $     (8,367)    $    (10,222)
   Adjustments to reconcile net loss to cash
   used in operating activities:
        Depreciation and amortization...........................................            5,929            6,340
        Related party costs settled with common stock...........................              617              711
        (Increase) decrease in:
           Accounts receivable, net.............................................              529              691
           Inventories..........................................................             (124)              (8)
           Other current assets.................................................              110              780
           Other assets.........................................................             (509)           1,410
        Increase (decrease) in:
           Accounts payable.....................................................           (1,234)             (79)
           Accrued liabilities..................................................             (544)            (278)
           Deferred revenues....................................................             (743)            (464)
           Minority interest....................................................               --              442
           Accrued lease obligations............................................              278              416
                                                                                     ------------     ------------
              Net cash used in operating activities.............................           (4,058)            (261)

Cash flows from investing activities:
        Capital expenditures....................................................           (4,317)          (2,844)
        Decrease (increase) in restricted cash..................................           (5,200)              51
        Increase in due from affiliates.........................................               (4)              --
                                                                                     -------------    ------------
              Net cash used in investing activities.............................           (9,521)          (2,793)

Cash flows from financing activities:
        Proceeds from issuance of Series D Preferred Stock, net of issuance costs              --            6,072
        Proceeds from notes payable and equipment financing loans...............           30,641               --
        Repayments of notes payable and equipment financing loans...............          (12,456)          (1,227)
                                                                                     -------------    -------------
              Net cash provided by financing activities.........................           18,185            4,845
                                                                                     ------------     ------------
              Net increase in cash and cash equivalents.........................            4,606            1,791
Cash and cash equivalents at beginning of period................................            3,185            1,932
                                                                                     ------------     ------------
Cash and cash equivalents at end of period......................................     $      7,791     $      3,723
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest..................................................     $      5,955     $      6,475
                                                                                     ============     ============
        Cash paid for income taxes..............................................     $         12     $        590
                                                                                     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2003 and June 30, 2004

1. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results for the fiscal year ending December 31, 2004.

2. Restatement

     Revenues and operating expenses for the three months and six months ended June 30, 2003, have been restated to record the impact of reimbursed costs, which previously had not been shown on the consolidated statement of operations. Reimbursed costs relate to The Sports Club/LA - Miami, which is a non-Company owned Club that the Company manages for its owner. The Company receives a management fee for managing the Club and is reimbursed for costs that are advanced on the owner's behalf. Reimbursed costs are recorded as both revenue and expense in the consolidated financial statements. The effect of reimbursed costs on the Company's loss from operations, net loss, loss attributable to common stockholders and net loss per share (basic and diluted) is zero, since reimbursed costs are reported both as revenue and as operating expenses in the consolidated financial statements in equal amounts. Reimbursed costs represent both pre-opening expenses and normal operating expenses of the Club. Reimbursed costs were $448,000 and $705,000 for the three months and six months ended June 30, 2003, respectively.

3. Liquidity/Going Concern

     The Company has experienced recurring net losses of $40.7 million, $22.7 million and $18.4 million during the years ended December 31, 2001, 2002 and 2003, respectively. The Company has also experienced net cash flows used in operating activities of $6.0 million, $4.4 million and $3.5 million during the years ended December 31, 2001, 2002 and 2003, respectively. Additionally, the Company may incur a significant loss and net cash flows used in operating activities during the year ending December 31, 2004. The Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows raise doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is primarily dependent upon its ability to increase membership levels at its six most recently opened Clubs. Five Clubs were opened during 2000 and 2001 and The Sports Club/LA-Beverly Hills was opened in October 2003. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed current revenues. Increasing membership levels at these six most recently opened Clubs is the key to producing operating profits and positive cash flows from operating activities. The Company is constantly generating programs to market the Clubs to potential new members as well as striving to reduce its membership attrition rates. The Company has also pursued aggressive cost cutting programs that have reduced general and administrative expenses (including employment costs) from $8.5 million during the year ended December 31, 2001 to $7.8 million during the year ended December 31, 2003. Direct and selling expenses have also dropped as a percentage of revenues during the last three years.

     If the Company is unable to increase membership levels or reduce costs to the point where cash flows from operating activities are sufficient to make the September 15, 2004 or future interest payments, the Company would be required to sell assets or issue additional equity or debt securities. There can be no assurance that the Company will be able to sell assets or additional equity or debt securities to generate the funds with which to make such payments, or that any such sales would be on terms and conditions reasonable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Cash, Cash Equivalents and Restricted Cash

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents. On June 30, 2004, cash and cash equivalents were $3.7 million.

     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club security deposits as restricted cash. At June 30, 2004, the Company had $4.4 million of restricted cash.

5. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                              December 31,           June 30,
                                                  2003                 2004
                                                  ----                 ----
                                                        (in thousands)

     Senior secured notes (a)...........   $      100,000       $      100,000
     Mortgage note (b)..................           19,855               19,706
     Equipment financing loans (c)......            1,975                  897
                                           --------------       --------------
                                                  121,830              120,603
     Less current installments..........            2,099                1,111
                                           --------------       --------------
                                           $      119,731       $      119,492
                                           ==============       ==============
---------

     (a) On April 1, 1999,  the  Company  issued in a private  placement  $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of June 30, 2004, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Secured Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

                 Period                                      Percentage
                 ------                                      ----------
                 Prior to March 15, 2005.................    102.844%
                 Thereafter..............................    100.000%

     (b) On June 12, 2003, the Company obtained mortgage financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by the Company's Chairman and it's Chief Executive Officer. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of June 30, 2004, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.

     (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 3.5% and 13.3%.

6. Non-recurring Item

     The non-recurring charge of $1.1 million during the six months ended June 30, 2004 represents various costs, primarily legal fees and investment banking fees, related to an equity raising transaction that was initiated in April 2003 but abandoned in February 2004.

7. Income Tax Provision

     The income tax provision recorded for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, was the result of an accrual for state and city income taxes related to pre-tax profits at Reebok Sports Club/NY.

8. Net Loss per Share

     Basic loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three-months and six-months ended June 30, 2004, there were 3,610,479 and 3,301,518 anti-dilutive potential common shares, respectively. For the three-months and six-months ended June 30, 2003, there were 1,718,057 and 2,121,347 anti-dilutive potential common shares, respectively.

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

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2003 and June 30, 2004, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                December 31,       June 30,
                                                    2003             2004
                                                    ----             ----
Initial fair value, sale price of $10,500
     less costs to issue of $592............. $        9,908    $     9,908
Redemption value accretion...................            155             97
Accrued and unpaid dividends accretion.......          1,698          2,173
                                              --------------  -------------
    Total carrying value..................... $       11,761  $      12,278
                                              ==============  =============

10.  Series C Preferred Stock

     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of convertible Preferred Stock. The Company received $5.0 million in cash, less some minor issuance costs, and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends are earned at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred. In addition, upon conversion any earned and unpaid dividends would become payable. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004 (resulting in the issuance of 1,731,842 shares of Common Stock if 100% of the Series C Convertible Preferred is converted at that price). Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company's option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company, the Series C Convertible Preferred may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event the Series C Convertible Preferred is redeemed before September 6, 2005, the holders will receive warrants to purchase shares of Common Stock at a price of $3.00 per share, exercisable before September 6, 2007. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Convertible Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. At December 31, 2003 and June 30, 2004, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                    December 31,       June 30,
                                                        2003             2004
                                                        ----             ----
     Initial fair value..........................$       5,000    $       5,000
     Accrued and unpaid dividend accretion.......          590              814
                                                 -------------    -------------
     Total carrying value........................$       5,590    $       5,814
                                                 =============    =============

11. Series D Preferred Stock

     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $393,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company's principal shareholders: Rex Licklider (the Company's Chief Executive Officer), Millennium and Kayne Anderson Capital Advisors. Dividends are earned at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share (resulting in the issuance of 3,250,000 shares of Common Stock if 100% of the Series D Convertible Preferred is converted). Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty (30) consecutive trading days exceeds $4.00 per share until March 15, 2005, or $6.00 per share thereafter, and at least 150,000 shares of Common Stock have been traded during such applicable thirty (30) day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common
Stock) at a price per share less than the Series D Convertible Preferred conversion price then in effect. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series D Convertible Preferred dividends are accrued because they must be paid prior to any redemption of the Series B Preferred. At June 30, 2004, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

      Initial fair value.............................    $           6,500
      Issuance costs.................................                 (428)
      Accrued and unpaid dividend accretion..........                  177
                                                         -----------------
      Total carrying value at June 30, 2004..........    $           6,249
                                                         =================

12.  Litigation

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

13. Accounting for Stock-Based Compensation


     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), had been applied. In accordance with APB Opinion No. 25, no compensation cost has been recognized as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net income (loss) attributable to common stockholders and income (loss) per share would have been reduced to the pro-forma amounts indicated below:


                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                     2003           2004            2003             2004
                                                     ----           ----            ----             ----
                                                             (in thousand, except per share data)
Net loss attributable to common
  stockholders, as reported....................  $  (4,822)     $   (4,803)    $   (9,065)      $   (11,098)

Stock-based employee compensation expense
  Included in reported net loss................         --              --             --                --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards...............................       (164)             --           (327)              (93)
                                                 ----------     ----------     -----------      ------------

Adjusted net loss attributable to
  Common stockholders..........................  $  (4,986)     $   (4,803)    $   (9,392)      $   (11,191)
                                                 ==========     ===========    ===========      ============

Net loss per share as reported basic and
  Diluted......................................  $   (0.26)     $    (0.26)    $    (0.50)      $     (0.60)
                                                 ==========     ===========    ===========      ============

Adjusted net loss per share basic and diluted    $   (0.27)     $    (0.26)    $    (0.51)      $     (0.60)
                                                 ==========     ===========    ===========      ============



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

Overview

     We are the operator of ten (10) sports and fitness Clubs located in major metropolitan markets across the United States, including one Club operated under a management agreement. Our Clubs are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. Our Clubs, which are usually named The Sports Club/LA, are recognized as among the finest sports and fitness facilities in the United States. In 1999, we decided to focus our efforts on the national development of The Sports Club/LA brand. At that time, we sold all of our smaller sized Clubs. We also issued $100.0 million of Senior Secured Notes due in March 2006. The proceeds from these transactions were utilized to develop five additional new Clubs in New York City, Washington D.C., Boston and San Francisco. We have since opened The Sports Club/LA in Beverly Hills and are operating in Miami under a management agreement.

     Most of our Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities included in our Clubs, we have historically expended significant amounts to construct a new facility. We evaluate the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either "mature" or "recently opened". Mature Clubs are those Clubs for which we believe the membership levels have reached a stable level and, based upon the amount of new membership sales and attrition, or the size of the Club, we do not believe a significant additional growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature while the other six are considered to be recently opened; of these six Clubs, five were opened between 2000 and 2001, while The Sports Club/LA - Beverly Hills was opened in October 2003. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels have initially operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. Since 2000, we have invested significant amounts of cash in the construction and operation of these new Clubs. Our operating performances and our liquidity have been negatively impacted due to the start up nature of these Clubs and the initial construction cost.

     We measure performance using key operating statistics such as initiation fees, monthly dues and ancillary revenues per member. We closely focus on new membership sales and the level of membership attrition at each Club. We also closely evaluate our expenses with an emphasis on controlling payroll costs. We use Club operating income, before depreciation expenses and rent expense, as a means to evaluate the overall performance of an individual Club.

     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these ancillary revenue sources is individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 38.3% of total Club revenue, and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Club's ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 25.5% is well below the normal in the industry.

     Our direct expenses include costs to operate our Clubs. These consist primarily of payroll and employee benefits, rent and other occupancy related costs, supplies, repairs, costs of products sold and various other operating costs. A significant amount of these costs is fixed in nature.

     General and administrative expenses include costs related to our centralized support functions such as accounting, information technology, development and our executive management. Costs associated with being a publicly-owned company are also included in this category. Selling expenses include our advertising, marketing department and promotional costs associated with the generation of new memberships.

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

     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at June 30, 2004.

     Valuation of goodwill. Prior to January 1, 2002, we amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 40 years. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. This amount was expensed in our 2002 financial statements. We are required to evaluate goodwill for impairment on at least an annual basis. We performed the analysis, as of December 31, 2002 and 2003, respectively, and determined that our remaining goodwill was not impaired.

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

Results of Operations

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003.

     Our revenues for the three months ended June 30, 2004, were $37.7 million, compared to $32.6 million for the same period in 2003, an increase of $5.1 million or 15.6%. Revenue increased by $2.0 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenue increased by another $2.3 million at the five new Clubs opened in 2001 and 2002 primarily as a result of a 7.9% increase in membership at these Clubs and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $798,000 as a result of increased cost reimbursements due us primarily from our management of The Sports Club/LA-Miami, a non-owned Club in Florida. Revenue decreased by $35,000 at our SportsMed subsidiary primarily due to decreased patient visits, revenue increased by $70,000 primarily due to increased management fees earned from our management of The Sports Club/LA-Miami and revenue decreased by $9,000 at our three mature Clubs.

     Our direct expenses increased by $3.5 million (13.2%) to $29.8 million for the three months ended June 30, 2004, versus $26.3 million for the same period in 2003. Direct expenses increased by $2.1 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Direct expenses increased by $846,000 at the five Clubs opened in 2000 and 2001 primarily as a result of an increase in variable direct expenses associated with the 7.9% revenue growth that occurred at these five Clubs between June 30, 2003 and June 30, 2004. Direct expenses increased by $511,000 at our three mature Clubs and our SportsMed subsidiary primarily due to increased payroll costs. Direct expenses as a percent of revenue for the three months ended June 30, 2004, decreased to 79.1% from 80.8% for the same period in 2003. As membership levels and therefore revenues increase at the six new Sports Club/LA Clubs, the direct expense percentage should decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Reimbursed costs were $1.2 million for the three months ended June 30, 2004, versus $448,000 for the same period in 2003, an increase of $798,000. These costs primarily relate to The Sports Club/LA-Miami, which is a non-owned Club that we manage for its owner. We receive a management fee for managing the Club and are reimbursed for all costs we advance on the owner's behalf. Management fees and reimbursed costs are recorded as revenue and the reimbursed costs are also recorded as expenses in our consolidated financial statements. The effect of reimbursed costs on our loss from operations is therefore zero, since reimbursed costs are both reported as revenue and as operating costs in our consolidated financial statements. The reimbursed costs of $448,000 for the three months ended June 30, 2003, represent pre-opening expenses incurred by us on the owner's behalf. The reimbursed costs of $1.2 million, for the three months ended June 30, 2004, represent operating costs of the Club, which opened in November 2003. The increase of $798,000 compared to the same period in 2003 is due to the Club becoming fully operational.

     General and administrative expenses were $2.2 million for the three months ended June 30, 2004, versus $2.0 million for the same period in 2003, an increase of $210,000. Payroll and payroll related expenses for the three months ended June 30, 2004 increased by $40,000, primarily due to normal annual compensation increases. Accounting and legal fees increased by approximately $50,000 primarily due to the new audit and accounting requirements mandated by the Sarbanes-Oxley legislation. In the second quarter of 2004, we retained an investment bank to assist us in evaluating alternatives to restructure our debt levels and paid them $120,000 for their services during the quarter. General and administrative expenses decreased as a percentage of revenue to 5.8% for the three months ended June 30, 2004, from

6.1% for the same period in 2003. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $1.3 million for the three months ended June 30, 2004, versus $1.2 million for the same period in 2003, an increase of $34,000 or 2.8%. Selling expenses increased by $139,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and decreased by $105,000 at our other Clubs primarily due to the timing of our promotions, media and direct mail programs. Selling expenses as a percentage of revenue decreased to 3.4% for the three months ended June 30, 2004, from 3.8% for the same period in 2003.

     Our depreciation and amortization expenses were $3.2 million for the three months ended June 30, 2004, versus $3.0 million for the same period in 2003, an increase of $199,000 or 6.7%. Depreciation and amortization expenses increased by $151,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003, and by $48,000 due principally to capital additions made at our other Clubs during 2003 and 2004.

     Pre-opening expenses of $636,000 for the three months ended June 30, 2003 consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

     Our net interest expense increased by $417,000 (12.8%) to $3.7 million for the three months ended June 30, 2004, versus $3.3 million for the same period in 2003. Net interest expense increased by $312,000 as a result of interest incurred on a new $20.0 million five-year mortgage loan, which funded on June 12, 2003. Net interest expense increased by $150,000 due to the termination of the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Net interest expense increased by $46,000 primarily due to loan guarantee fees incurred on the new $20.0 million mortgage loan and decreased by $91,000 primarily due to a reduction of equipment financing loans, and the payoff of the former credit line with our bank.

     Our minority interests increased by $442,000 to $479,000 for the three months ended June 30, 2004, versus $37,000 for the same period in 2003. Minority interests increased by $442,000, as a result of the accrual of a minority interest at our Reebok Sports Club/NY. The quarter ended June 30, 2004, was the first quarter we recorded a minority interest in the profits of the Reebok partnership.

     The tax provisions recorded for the three months ended June 30, 2004 and 2003 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the three months ended June 30, 2004 and 2003.

     After the tax provisions and dividends on preferred stock of $495,000 in 2004 and $350,000 in 2003, our consolidated net loss attributable to common shareholders was $4.8 million, or $0.26 per basic and diluted share for the three months ended June 30, 2004, versus a loss of $4.8 million, or $0.26 per basic and diluted share for the three months ended June 30, 2003.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003.

     Our revenues for the six months ended June 30, 2004, were $74.9 million, compared to $65.3 million for the same period in 2003, an increase of $9.6 million or 14.7%. Revenue increased by $3.7 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenue increased by another $4.0 million at the five new Clubs opened in 2001 and 2002 primarily as a result of an 7.9% increase in membership at these Clubs and to annual rate increases for monthly dues and other ancillary services. Revenue increased by $1.8 million as a result of increased cost reimbursements due us from our management of The Sports Club/LA-Miami, a non-owned Club in Florida. Revenue increased by $59,000 at our SportsMed subsidiary primarily due to increased patient visits and revenue increased by $150,000 due to increased management fees earned primarily from our management of The Sports Club/LA-Miami. Revenue decreased by $63,000 at our three mature Clubs.

     Our direct expenses increased by $7.2 million (13.6%) to $59.9 million for the six months ended June 30, 2004, versus $52.7 million for the same period in 2003. Direct expenses increased by $4.0 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Direct expenses increased by $2.2 million at the five Clubs opened in 2000 and 2001 primarily as a result of an increase in variable direct expenses associated with the 7.9% revenue growth that occurred at these five Clubs between June 30, 2003 and June 30, 2004. Direct expenses increased by $1.0 million at our three mature Clubs and our SportsMed subsidiary primarily due to increased payroll costs. Direct expenses as a percent of revenue for the six months ended June 30, 2004, decreased to 79.9% from 80.7% for the same period in 2003. As membership levels and therefore revenues increase at the six new Sports Club/LA Clubs, the direct expense percentage should decrease. There is no assurance, however, that such membership or revenue growth will occur.

     Reimbursed costs were $2.5 million for the six months ended June 30, 2004, versus $705,000 for the same period in 2003, an increase of $1.8 million. These costs relate to The Sports Club/LA-Miami, which is a non-owned Club that we manage for its owner. We receive a management fee for managing the Club and are reimbursed for all costs we advance on the owner's behalf. Management fees and reimbursed costs are recorded as revenue and the reimbursed costs are also recorded as expenses in our consolidated financial statements. The effect of reimbursed costs on our loss from operations is therefore zero, since reimbursed costs are both reported as revenue and as operating costs in our consolidated financial statements. The reimbursed costs of $705,000, for the six months ended June 30, 2003, represent pre-opening expenses incurred by us on the owner's behalf. The reimbursed costs of $2.5 million, for the six months ended June 30, 2004, represent operating costs of the Club, which opened on October 7, 2003. The increase of $1.8 million compared to the same period in 2003 is due to the Club becoming fully operational.

     General and administrative expenses were $4.3 million for the six months ended June 30, 2004, versus $4.0 million for the same period in 2003, an increase of $283,000. Payroll and payroll-related expenses for the six months ended June 30, 2004 increased by $112,000, primarily due to normal annual compensation increases. Accounting and legal fees increased by approximately $87,000 primarily due to the new audit and accounting requirements mandated by the Sarbanes-Oxley legislation. In the second quarter of 2004, we retained an investment bank to assist us in evaluating alternatives to restructure of debt levels and paid them $120,000 for their services during the first six months of 2004. There were other minor increases and decreases in other general and administrative expenses accounting for a net decrease of $36,000. General and administrative expenses decreased as a percentage of revenue to 5.7% for the six months ended June 30, 2004, from 6.1% for the same period in

2003. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $2.8 million for the six months ended June 30, 2004, versus $2.6 million for the same period in 2003, an increase of $198,000 or 7.6%. Selling expenses increased by $316,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and decreased by $118,000 at our other Clubs primarily due to the timing of our media advertising. Selling expenses as a percentage of revenue decreased to 3.7% for the six months ended June 30, 2004, from 4.0% for the same period in 2003.

     Our depreciation and amortization expenses were $6.3 million for the six months ended June 30, 2004, versus $5.9 million for the same period in 2003, an increase of $411,000 or 6.9%. Depreciation and amortization expenses increased by $316,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and by $95,000 primarily due to capital additions made at our other Clubs during 2003 and 2004.

     Pre-opening expenses of $46,000 and $776,000 for the six months ended June 30, 2004 and six months ended June 30, 2003, respectively, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

     We recorded a non-recurring charge of $1.1 million during the six months ended June 30, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a "Going Private/Equity Investment" transaction that was initiated in April 2003 and abandoned in February 2004.

     Our net interest expense increased by $825,000 (12.6%) to $7.4 million for the six months ended June 30, 2004, versus $6.5 million for the same period in 2003. Net interest expense increased by $714,000 as a result of interest incurred on a new $20.0 million five-year mortgage loan, which funded on June 12, 2003. Net interest expense increased by $150,000 due to the termination of the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Net interest expense increased by $112,000 primarily due to loan guarantee fees incurred on the new $20.0 million mortgage loan and decreased by $151,000 due principally to a reduction of equipment financing loans, and the payoff of the former credit line with our bank.

     Our minority interests increased by $442,000 to $517,000 for the six months ended June 30, 2004, versus $75,000 for the same period in 2003. Minority interests increased by $442,000, as a result of the accrual of a minority interest at our Reebok Sports Club/NY. The quarter ended June 30, 2004, was the first quarter that we recorded a minority interest in the profits of the Reebok partnership.

     The tax provisions recorded for the six months ended June 30, 2004 and 2003 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the six months ended June 30, 2004 and 2003.

     After the tax provisions and dividends on preferred stock of $876,000 in 2004 and $698,000 in 2003, our consolidated net loss attributable to common shareholders was $11.1 million, or $0.60 per basic and diluted share for the six months ended June 30, 2004, versus a loss of $9.1 million, or $0.50 per basic and diluted share for the six months ended June 30, 2003.

Non-GAAP Financial Measures

     We use the term "EBITDA" in this discussion.  EBITDA consists of net income
(loss) plus, interest, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly-titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA and EBITDA margin as measures of operating performance. EBITDA should not be considered as a substitute for net income (loss), cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. We believe EBITDA is useful to an investor in evaluating our operating performance and liquidity because:

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

     Below is a reconciliation of EBITDA to net income ($'s in thousands):

                                                               Six Months Ended
                                                                 June 30, 2004
                                                                 -------------
    EBITDA     ......................................   $              3,818
        Depreciation and amortization................                 (6,340)
        Interest, net................................                 (7,360)
        Provision for income taxes...................                   (340)
                                                        --------------------
    Net loss   ......................................   $            (10,222)
                                                        =====================

Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash flows from operations. Our primary liquidity needs the past several years have been the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.

     In order to make our March 15, 2004 interest payment on the Senior Secured Notes, we issued $6.5 million of a newly-created class of Series D Convertible Preferred Stock. We are not certain that amounts we will generate from operations through September 15, 2004 will be sufficient for us to make the Senior Secured Note interest payment due on September 15, 2004. If cash flows from operations are insufficient to make the September 15, 2004 or future interest payments, we would be required to dispose of assets or sell additional equity or debt securities to generate cash to make such payments. There can be no assurance that we will be able to sell assets or issue additional equity or debt securities, or that any such sales or issuances will be on reasonable terms. If we were unable to complete such sales or issuances prior to the date such interest payments are due, our ability to continue to operate our business would be materially adversely affected.

     We are currently exploring financing alternatives with holders of our Series D Convertible Preferred and we believe that we will be able to finalize a transaction that will allow us to meet our September 15 interest payment obligation with respect to the Senior Secured Notes; however, no assurance can be given that such financing will be completed in a timely fashion.

     In addition, we have engaged an independent investment banker to assist us in selling certain assets or Clubs in order to generate cash for working capital purposes and to retire a portion of the Senior Secured Notes. While we are optimistic that such sales will be completed, no assurance can be given that such transactions will be consummated.

     Additional funds will be required to provide working capital and to service interest payments on our Senior Secured Notes. In addition, we will not consider future acquisitions or the development or management of new Clubs unless such transactions could be structured in a way that would not require our expenditure of capital; could be done in partnership with other development partners or other third parties; could be expected to generate cash flow; or would further enhance The Sports Club/LA brand name in the market place.

Operating Activities

     Our cash balance on June 30, 2004 was $3.7 million. During the first six months of 2004, our earnings before interest, taxes, depreciation and amortization ("EBITDA") were $3.8 million. We believe we will continue to generate positive EBITDA and that such amount will increase as our new Clubs continue to mature.

     We have various deposits that secure our performance under several contracts. We expect to receive back $1.0 million of such deposits in the third quarter of 2004 and $2.7 million in the fourth quarter of 2004.

Investing Activities

     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Capital expenditures related to new Clubs were approximately $1.3 million in the first six months of 2004. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our existing Clubs were approximately $1.5 million in the first six months of 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We have budgeted approximately $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, of approximately 40,000 square feet, is located at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller size Clubs to be built in locations near existing The Sports Club/LA sites. At June 30, 2004, all construction costs for this Club have been accrued and paid. The Club opened in October 2003.

     We entered into a management service agreement with Terremark Brickell II Ltd., an affiliate of Millennium (affiliate of one of our principal shareholders) to manage The Sports Club/LA - Miami. Millennium provided all the capital to develop this facility and retained a 100% ownership in the Club. We earn a management fee based upon the Club's revenues and can also earn a profit participation based upon the Club's net operating income. We were not required to invest any of our capital into this development. The Club opened in November 2003.

     We currently have no other plans for new Club developments that would require the expenditure of our own capital. As noted above, our involvement in any new Club development or acquisition will depend upon the structure of the arrangement; the absence of any material expenditure of capital by us; a reasonable expectation of positive cash flow; and the enhancement of The Sports Club/LA brand name in the market place.

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

     On January 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., our wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of our major stockholders. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At June 30, 2004, we had $897,000 of equipment financing obligations outstanding and would be allowed to finance an additional $9.1 million with new equipment purchased serving as collateral. We make monthly principal and interest payments on this debt. These monthly payments are currently $124,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

     In March 2004, three of our principal shareholders purchased $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement. The proceeds were used to pay the March 15, 2004 interest payment on our Senior Secured Notes and to provide additional working capital.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through June 30, 2005, are estimated to be as follows (amounts in thousands):

          Indenture interest..............................    $      11,375
          Information system upgrades.....................              600
          Payments on long-term debt......................            2,566
                                                              -------------
                                                              $      14,541
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

o the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of the Senior Secured Notes and mortgage note,

o our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for sports and fitness club services generally and competitive pricing trends in the sports and fitness market,

o    our ability to successfully develop Clubs,

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of June 30, 2004, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At June 30, 2004, the fair value of the Senior Secured Notes is approximately $94.0 million. We also have a $19.7 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

ITEM 4.           CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the quarterly period ended June 30, 2004. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), in light of certain deficiencies in our controls and procedures identified by our independent auditor, KPMG LLP ("KPMG"), as more particularly described below. Based on such evaluation and input from KPMG, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective at a reasonable assurance level.

     In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2003, KPMG noted a matter involving our internal controls that it considered a "reportable condition", as defined under standards established by the American Institute of Certified Public Accountants. A "reportable condition", which may or may not be deemed a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

     The reportable condition, which KPMG considered to be a material weakness, was that we do not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. In this regard, KPMG noted that, during their review of our financial statements for the quarter ended March 31, 2003, we had not properly accounted for private training revenues. In addition, in connection with their audit of our financial statements for the year ended December 31, 2003, KPMG determined that we were not properly accounting for our management arrangement with The Sports Club/LA-Miami; that we had not properly followed Financial Accounting Standard No. 142 relating to goodwill; and that we had not properly accounted for the accretion of dividends on our Series C Convertible Preferred Stock. Finally, KPMG suggested that we needed to consider additional staffing in our accounting department, and take other action (such as encouraging attendance at training seminars on new accounting rules and pronouncements) to ensure that we have the expertise and resources to implement new accounting standards and apply existing accounting standards to new transactions. KPMG's observations were summarized in its letter dated June 16, 2004, to the Audit Committee of the Board of Directors.

     In connection with the completion of the 2003 audit, our accounting personnel worked with, and considered the recommendations of, KPMG in accounting for private training revenues, goodwill, management fees and dividend accrual on our Series C Convertible Preferred Stock. They conducted detailed validation work on these accounts to substantiate the accuracy of the financial information and related disclosures contained in this Form 10-Q. The accounting personnel reviewed the requirements of Financial Accounting Standards 142 to understand the methodology underlying the accounting treatment of goodwill and continue to monitor any new developments or changes in accounting treatment or policies for these assets to ensure that they are accurately disclosed in our financial statements.

     As a result of KPMG's observations, the Audit Committee has authorized and directed management to devise and implement actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls over financial reporting and to provide reasonable assurance that our disclosure controls and procedures allow for the acurate presentation and timely filing of our financial statements. Our accounting personnel have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002, and have consulted with our outside counsel with respect to those obligations. We are now performing regular analyses of revenues attributable to private training and management fees. In addition, our accounting personnel have determined that if there should occur any changes in existing accounting rules or policies, or if accounting principles are adopted, which apply to our financial accounts (particularly with respect to the manner in which private training revenues, management fees, goodwill and dividend accrual is accounted for), such matters will be brought to the attention of our independent audior and, if necessary, outside counsel to ensure that all required disclusures are accurate and complete and are made in a timely fashion. We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures which we believe will address the conditions identified by KPMG as a material weakness, including the following:

     o engaging an independent accounting or financial consulting firm (other than the our independent auditor) to consult with us on accounting issues, including the interpretation of new accounting rules and releases promulgated by the SEC, the Financial Accounting Standards Board and other organizations, and the application of accounting principles to new transactions in which we engage;

     o creating and maintaining a written "log" in which new FASB, EITF, SOP and other accounting rules and pronouncements are recorded. The log will include a description of the new rule or pronouncement; whether or not it amends or modifies an existing rule or pronouncement; its applicability to us or any transactions in which we have engaged, or propose to engage; and the appropriate accounting ramifications of the new rule or pronouncement. Management intends to submit this log to the Audit Committee and its independent auditors on a quarterly basis, as part of their respective financial statement review;

     o subscribing to selected professional publications that discuss new accounting rules and regulations applicable to reporting companies, and encouraging our accounting personnel to attend seminars and other presentations which focus on new accounting and financial disclosure rules and pronouncements; and

     o establishing an internal audit procedure to ensure that transactional recording, transactional review and adherence to applicable accounting policies and principles are observed.

     Management believes that the foregoing measures will address the conditions identified as a material weakness by KPMG. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary. We believe that these measures are reasonably likely to have a material impact on our internal controls over reporting in future periods.

(b) Changes in internal controls.

     Except as described above, there have been no changes in our internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

31.1 Certification  of  Rex  A.  Licklider   pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification   of  Timothy   O'Brien   pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002.

32.1 Certification of Rex A. Licklider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Timothy O'Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The following reports on Form 8-K have been filed between April 1, 2004 and June 30, 2004:

     April 16, 2004. We filed a report on Form 8-K announcing that Pending adoption by the stockholders at the upcoming annual meeting (expected to be held in June of this year) the Board of Directors on April 8, 2004, approved an amendment to the our Restated Certificate of Incorporation providing for the annual election of Directors. Previously, the Directors have been divided into three classes with the stockholders electing approximately one-third of the members of the Board of Directors at each annual meeting. If approved, the

Amendment would mean that beginning with the 2004 Annual Meeting, 100% of the Directors will be elected each year.

     We also announced that effective April 8, 2004, Brian J. Collins and Nanette Pattee Francini, without disagreements or conflicts, resigned their positions as Directors. Ms. Francini will continue to serve as our Executive Vice President.

     We also announced that the terms of the $6.5 million private placement of the newly created Series D Convertible Preferred Stock consummated on March 12, 2004, entitle the three holders of the Series D (an affiliate of Millennium Entertainment Partners ("Millennium"), affiliates of Kayne Anderson Capital Advisors ("Kayne") and Rex A. Licklider ("Licklider") to each designate one director to serve on our Board of Directors. Additionally, Millennium has the right to designate a second independent director.

     We also announced that Mr. Licklider continues to serve on the Board of Directors as the designee of Licklider and Charles Norris will continue to serve as the designee of Kayne.

     We also announced that effective April 8, 2004, Christopher M. Jeffries was elected to fill one of the vacancies created by the resignations of Ms. Francini and Mr. Collins. Mr. Jeffries is a principal of Millennium and will serve as one of its designees. Millennium continues to have the right to designate a second independent director.

     April 16, 2004. We filed a report on Form 8-K stating that we issued a Press Release on April 15, 2004, announcing we were delaying the reporting of our final year-end and fourth quarter 2003 financial statements due to certain issues relative to the application of Statement of Financial Accounting
Standards  No.  142,  Goodwill  and Other  Intangible  Assets and  Statement  of
Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We also reported that we did not meet the prescribed April 14, 2004 extension date for filing our Annual Report on Form 10-K with the Securities and Exchange Commission. Preliminary operating results for the fourth quarter and year ended December 31, 2003 without reflecting any adjustments related to the recoverability of goodwill or impairment of fixed assets were included in the Press Release.

     April 23, 2004. We filed a report on Form 8-K announcing that as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2004, Nanette Pattee Francini, without disagreement or conflict, resigned her position as a Director effective April 8, 2004. At a Board meeting duly and validly held on April 8, 2004 the Board elected Mr. Charles Ferraro to fill the vacancy created by Ms. Francini's resignation. Effective April 19, 2004, Mr. Ferraro accepted the position and was appointed to our Board of Directors. The Board of Directors of Registrant is currently comprised of seven members. Mr. Ferraro meets the criteria of "independent" as defined by the Securities and Exchange Commission and the American Stock Exchange and will bring the number of independent directors to four.

     May 26, 2004. We filed a report of Form 8-K stating that on May 26, 2004 we issued a Press Release announcing that we were delaying the reporting of our first quarter 2004 financial statements. We previously announced that we were delaying the reporting of our fiscal 2003 year-end and fourth quarter results due to certain issues relative to the application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets. We also reported that we did not meet the prescribed May 24, 2004 extension date for filing of our Quarterly Report on Form 10-Q with the Securities and Exchange Commission. Preliminary operating results for the first quarter ended March 31, 2004 without reflecting any adjustments related to the impairment of fixed assets were included in the Press Release.

     May 28, 2004. We filed a report on form 8-K announcing that we had received a default notice from U.S. Bank, as Trustee for the holders of our 11 3/8% Senior Secured Notes due in March 2006. As previously reported, we had delayed the filing of our annual report on Form 10-K for the year ended December 31, 2003 due to complex issues associated with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The letter from the Trustee, received by us on May 25, 2004, notified us that an "event of default" under the Indenture would arise if we failed to file our financial reports with the Securities and Exchange Commission within thirty-days after our receipt of such notice. Filing the financial reports within the allotted thirty-day period would constitute a cure and nullify the Trustee's notice.

     June 24, 2004. We filed a report on Form 8-K stating that on June 22, 2004 we issued a Press Release announcing that On June 21, 2004, we had filed our 2003 Annual Report on Form 10-K and First Quarter 2004 Report on Form 10-Q with the Securities and Exchange Commission. The reported results did not differ materially from the previously announced preliminary results for each of these reporting periods.

     We also announced that the Form 10-K included consolidated financial statements audited by the independent registered public accounting firm, KPMG LLP, as of and for the year ended December 31, 2003, together with management's discussion and analysis of financial condition and results of operations. KPMG's opinion with respect to the financial statements includes an explanatory paragraph that states that we have suffered recurring net losses, a working capital deficiency and negative cash flows from operating activities that raises substantial doubt about our ability to continue as a going concern. The opinion also states that our financial statements do not include any adjustments that might result from the outcome of this business uncertainty.

     We also announced that the auditors were concerned that our current cash flows were not sufficient to enable us to meet our interest and principal obligations with respect to our Senior Secured Notes due in March 2006. Because we did not have a definitive plan in place either to repay or refinance the $100 million of Notes prior to their stated maturity date, the auditors concluded that the qualification was appropriate under the circumstances.

     We also announced that we were currently exploring various strategies to raise additional capital and expect to consummate one or more transactions prior to the March 2006 due date of the Notes. In the interim, we believe our operating cash flows and, if necessary, additional equity infusions from one or more of our current major shareholders will provide us with the funds necessary to support current operations.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE SPORTS CLUB COMPANY, INC.


Date: August 16, 2004             by    /s/ Rex A. Licklider
                                        ----------------------------------------
                                        Rex A. Licklider
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 16, 2004             by    /s/ Timothy M. O'Brien
                                        ----------------------------------------
                                        Timothy M. O'Brien
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's second fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

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


Dated, August 16, 2004

/s/ Rex A. Licklider
--------------------------------------
Rex A. Licklider
Chief Executive Officer

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's second fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

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

Dated, August 16, 2004

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (i) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


                               /s/ Rex A. Licklider
                              --------------------------------------
                              The Sports Club Company, Inc.
                              Chief Executive Officer
                              August 16, 2004

                                                                    EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (i) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


                             /s/ Timothy O'Brien
                             --------------------------------------

                             The Sports Club Company, Inc.
                             Chief Financial Officer
                             August 16, 2004