Form 10-K/A
period 2003-12-31
SPORTS CLUB CO INC
filed 2004-08-18
CIK 924373

27



================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-K/A
                                  (Amendment 1)



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

  Securities registered pursuant                                None
   to Section 12(g) of the Act:
                     ---------------------------------------

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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (this "Amendment") to the Annual Report of The Sports Club Company, Inc. on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (the "SEC") on June 21, 2004 (the "Original Filing") is being filed solely for the purpose of responding to comments of the staff of the SEC received by us in connection with our filing of a Form 8-K on July 12, 2004 and the periodic reports of the Company referenced in that Form 8-K filing.

         Item 9A. Controls and Procedures has been amended to incorporate additional disclosures requested by the SEC regarding certain reportable conditions in our accounting controls and procedures identified by our independent auditor.

         In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment a currently dated signature page and certain currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. As no changes have been made to our consolidated financial statements, or the Notes thereto, for the three most recent fiscal years ended December 31, 2003 as reported in the Original Filing, the consent of KPMG LLP contained as Exhibit 23.1 in the Original Filing is incorporated by reference into this Amendment. All other exhibits included as part of the Original Filing are incorporated by reference into this Amendment.

         None of these revisions change our previously reported net revenues, income from operations, net income, income per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations.

         Except as described above, no other changes have been made to the Original Filing, however, for the convenience of the reader and because it is our intention to distribute this Amendment to our stockholders in satisfaction of our obligations under the rules of the SEC and the American Stock Exchange, we have restated the Original Filing in its entirety, as amended pursuant to the description above, in this Amendment.

         This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC.

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

         The following table provides certain information concerning our Clubs:


                                                Approximate   Open Date    Own or Lease
                    Club                        Square Feet      (1)      Expiration Date      Renewal Option
                    ----                        -----------    --------   ---------------- -----------------------
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


                                                                     Fiscal Year Ended December 31,
                                                         ------------------------------------------------------
                                                           1999       2000       2001         2002         2003
                                                           -----      -----      -----        ----         ----
                                                                                           (Restated)
                                                              (Dollars in thousands, except per share data)

Statement of Operations Data:
  Revenues:
   Membership revenues..............................     $  86,787  $  75,217  $ 100,165  $ 120,853   $ 130,988
   Reimbursed costs.................................            --         --         --         --       2,383
                                                         ---------  ---------  ---------  ---------   ---------
     Total revenues.................................        86,787     75,217    100,165    120,853     133,371
  Operating expenses:
   Direct..........................................         60,065     58,575     87,560    100,973     107,925
   Reimbursed costs.................................            --         --         --         --       2,383
   General and administrative......................          6,810      7,326      8,468      7,414       7,840
   Selling..........................................         2,608      2,915      3,880      4,907       4,902
   Depreciation and amortization...................          6,147      7,428     11,883     11,909      12,052
   Pre-opening expenses.............................         3,090      9,589      5,884        130       2,258
   Impairment charge................................           --          --      5,044         --          --
                                                         ---------  ---------  ---------  ---------   ---------
         Total operating expenses...................        78,720     85,833    122,719    125,333     137,360
                                                          --------   --------   --------   --------    --------
         Income (loss) from operations..............         8,067    (10,616)   (22,554)    (4,480)     (3,989)
  Other income (expense):
    Interest........................................        (5,991)    (6,478)   (13,001)   (13,420)    (13,750)
    Minority interests..............................          (150)      (150)      (150)      (150)       (150)
    Equity interest in net income of unconsolidated
      subsidiary....................................           931         --         --         --          --
    Non-recurring items.............................           768     (3,242)       397        127          --
                                                         ---------   ---------  --------   --------    --------
         Total other income (expense)...............        (4,442)    (9,870)   (12,754)   (13,443)    (13,900)
                                                         ---------   --------   ---------  ---------   --------
         Income (loss) before income taxes and
           cumulative effect of change in accounting
           principle................................         3,625    (20,486)   (35,308)   (17,923)    (17,889)
  Provision (benefit) for income taxes..............         2,021     (7,982)     5,370       (310)        485
                                                         ---------  ---------- ---------  ----------  ---------
         Income (loss) before cumulative effect of
           change in accounting principle............        1,604    (12,504)   (40,678)   (17,613)    (18,374)
  Cumulative effect of change in accounting principle,
   net of income tax benefit of $600 in 1999 and $0 in
   2002..............................................          899         --         --      5,134          --
                                                         ---------  ---------  ---------  ---------   ---------
         Net income (loss)..........................           705    (12,504)   (40,678)   (22,747)    (18,374)
  Dividends on Preferred Stock......................            --         --         --        888       1,400
                                                         ---------  ---------  ---------  ---------   ---------
     Net income (loss) attributable to common
       shareholders.................................     $     705  $ (12,504) $ (40,678) $ (23,635)  $ (19,774)
                                                         =========  ========== =========  =========   =========

  Net income (loss) per share:
    Basic and diluted...............................      $   0.04   $  (0.70) $   (2.27) $   (1.31)  $   (1.08)
                                                         =========   ========= ========== =========   =========

  Weighted average number of common shares outstanding:
    Basic...........................................        18,114     17,773     17,939     18,080      18,316
                                                         =========   =========  =========  =========   ========
    Diluted.........................................        18,290     17,773     17,939     18,080      18,316
                                                         =========   =========  =========  =========   ========

                                                                           At December 31,
                                                        -------------------------------------------------------
                                                           1999     2000       2001         2002        2003
                                                           ----     -----      -----        ----        ----
                                                                                        (Restated)
                                                                         (Dollars in thousands)
Balance Sheet Data:
  Cash and cash equivalents..........................   $ 36,107    $  11,059  $   1,482  $   3,185  $    1,932
  Restricted cash....................................     41,389        6,996         --        227       4,432
  Property and equipment, net........................    118,959      169,907    170,799    156,630     155,173
  Total assets.......................................    225,088      223,773    197,114    181,252     183,959
  Deferred membership revenue (Short and Long-Term)..     13,025       16,214     19,026     18,231      19,161
  Long-term debt including current installments......    103,887      110,331    115,491    104,040     121,830
  Redeemable Preferred Stock.........................         --           --         --      5,140       5,590
  Stockholders' equity...............................     94,806       82,793     42,469     24,145       5,454


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

          In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002 and to review goodwill annually for impairment thereafter. We initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. In early 2004, we determined that the methodology used to determine if goodwill was impaired was incorrect and that a revaluation was required. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment.

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

          In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002 and to review goodwill annually for impairment thereafter. We initially completed the transitional impairment test, in 2002, which did not result in the impairment of goodwill. In early 2004, we determined that the methodology used to determine if goodwill was impaired was incorrect and that a revaluation was required. We reperformed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements have been restated to reflect this adjustment.

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

         Below is a reconciliation of EBITDA to net income:

                                                               Year Ending
                                                            December 31, 2003
                                                            -----------------
    EBITDA.............................................    $             7,913
        Depreciation and amortization..................                (12,052)
        Interest, net..................................                (13,750)
        Provision for income taxes.....................                   (485)
                                                           -------------------
    Net loss...........................................    $           (18,374)
                                                           ====================

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

Contractual Obligations

         The following schedule lists known contractual obligations (amounts in thousands):

                                                                  Payments Due By Period
                                                                  ----------------------

                                                       Less                                       More
                                                      Than 1                                     Than 5
      Contractual Obligations           Total          Year         1-3 Years     3-5 Years       Years
      -----------------------           -----          ----         ---------     ---------       -----
Senior Secured Notes (1)........     $  100,000  $         --   $    100,000  $         --   $        --
Mortgage note (2)...............         19,855           305            677        18,873            --
Equipment financing loans (3)...          1,975         1,794            139            42            --
Operating leases (4)............        356,584        24,404         48,032        48,323       235,825
Minority interest (5)...........            900           150            750            --            --
Redeemable Preferred Stock (6)..         10,500            --             --            --        10,500
                                      ---------   -----------    -----------   -----------    ----------
Total                                $  489,814  $     26,653   $    149,598  $     67,238   $   246,325
                                      =========   ===========    ===========   ===========    ==========

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


Index to Consolidated Financial Statements
                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheets as of December 31, 2002 and 2003.................F-2

Consolidated Statements of Operations for each of the Years in the Three-Year
Period ended December 31, 2003...............................................F-3

Consolidated Statements of Stockholders' Equity for each of the Years in the
Three-Year Period ended December 31, 2003....................................F-4

Consolidated Statements of Cash Flows for each of the Years in the Three-Year
Period ended December 31, 2003...............................................F-5

Notes to Consolidated Financial Statements...................................F-6

                    Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts...........................................F-30

           All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 9A.   CONTROLS AND PROCEDURES

                  (a) Evaluation of disclosure controls and procedures.

         Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the fiscal year covered by this Annual Report on Form 10-K. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), in light of certain deficiencies in our controls and procedures identified by our independent auditor, KPMG LLP ("KPMG"), as more particularly described below. Based on such evaluation and input from KPMG, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective at a reasonable assurance level.

         In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2003, KPMG noted a matter involving our internal controls that it considered to be a "reportable condition," as defined under standards established by the American Institute of Certified Public Accountants. A "reportable condition," which may or may not be deemed a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

         The reportable condition, which KPMG considered to be a material weakness, was that the Company does not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. In this regard, KPMG noted that, during their review of our financial statements for the quarter ended March 31, 2003, the Company had not properly accounted for private training revenues. In addition, in connection with their audit of our financial statements for the year ended December 31, 2003, KPMG determined that we were not properly accounting for our management arrangement with The Sports Club/LA-Miami; that we had not properly followed Financial Accounting Standard No. 142 relating to goodwill; and that we had not properly accounted for the accretion of dividends on our Series C Convertible Preferred Stock. Finally, KPMG suggested that we needed to consider additional staffing in our accounting department, and take other action (such as encouraging attendance at training seminars on new accounting rules and pronouncements) to ensure that we have the expertise and resources to implement new accounting standards and apply existing accounting standards to new transactions. KPMG's observations were summarized in its letter dated June 16, 2004, to the Audit Committee of the Board of Directors.

         In connection with the completion of the 2003 audit, the Company's accounting personnel worked with, and considered the recommendations of, KPMG in accounting for private training revenues, goodwill, management fees and dividend accrual on our Series C Convertible Preferred Stock. They conducted detailed validation work on these accounts to substantiate the accuracy of the financial information and related disclosures contained in this Form 10-K/A. The accounting personnel reviewed the requirements of Financial Accounting Standards 142 to understand the methodology underlying the accounting treatment of goodwill and continue to monitor any new developments or changes in accounting treatment or policies for these assets to ensure that they are accurately disclosed in our financial statements.

         As a result of KPMG's observations, the Audit Committee has authorized and directed management to devise and implement actions to address these deficiencies and to enhance the reliability and effectiveness of the Company's internal controls over financial reporting and to provide reasonable assurance that our disclosure controls and procedures allow for the accurate presentation and timely filing of our financial statements. The Company's accounting personnel have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002, and have consulted with the Company's outside counsel with respect to those obligations. We are now performing regular analyses of revenues attributable to private training and management fees. In addition, our accounting personnel have determined that if there should occur any changes in existing accounting rules or policies, or if accounting principles are adopted, which apply to the Company's financial accounts (particularly with respect to the manner in which private training revenues, management fees, goodwill and dividend accrual is accounted for), such matters will be brought to the attention of our independent auditor and, if necessary, outside counsel to ensure that all required disclosures are accurate and complete and are made in a timely fashion. We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures which we believe will address the conditions identified by KPMG as a material weakness, including the following:

         o engaging an independent accounting or financial consulting firm (other than the Company's independent auditor) to consult with the Company on accounting issues, including the interpretation of new accounting rules and releases promulgated by the SEC, the Financial Accounting Standards Board and other organizations, and the application of accounting principles to new transactions in which the Company engages;

         o creating and maintaining a written "log" in which new FASB, EITF, SOP and other accounting rules and pronouncements are recorded. The log will include a description of the new rule or pronouncement; whether or not it amends or modifies an existing rule or pronouncement; its applicability to the Company or any transactions in which the Company has engaged, or proposes to engage; and the appropriate accounting ramifications of the new rule or pronouncement. Management intends to submit this log to the Audit Committee and its independent auditors on a quarterly basis, as part of their respective financial statement review;

         o subscribing to selected professional publications that discuss new accounting rules and regulations applicable to reporting companies, and encouraging its accounting personnel to attend seminars and other presentations which focus on new accounting and financial disclosure rules and pronouncements; and

         o establishing an internal audit procedure to ensure that transactional recording, transactional review and adherence to applicable accounting policies and principles are observed.

         Management believes that the foregoing measures will address the conditions identified as a material weakness by KPMG. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary. We believe that these measures are reasonably likely to have a material impact on both our internal controls over financial reporting and disclosure controls and procedures in future periods.

         (b) Changes in internal controls.

         Except as described above, there have been no changes in the Company's internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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





/s/ KPMG LLP


Los Angeles, California
May 24, 2004

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2003
                    (in thousands, except per share amounts)


                                     ASSETS
                                                                                               2002          2003
                                                                                               ----          ----
                                                                                            (Restated)
Current assets:
    Cash and cash equivalents..........................................................     $   3,185    $   1,932
    Accounts receivable, net of allowance for doubtful accounts of $534 and $517 at
      December 31, 2002 and 2003, respectively.........................................         3,951        3,923
    Inventories........................................................................         1,169          994
    Prepaid expenses...................................................................         1,148        1,789
                                                                                            ---------    ---------
         Total current assets..........................................................         9,453        8,638

Property and equipment, net............................................................       156,630      155,173
Goodwill...............................................................................         7,660        7,660
Restricted cash........................................................................           227        4,432
Other assets...........................................................................         7,282        8,056
                                                                                            ---------    ---------
                                                                                            $ 181,252    $ 183,959
                                                                                            =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $   2,158    $   2,099
    Accounts payable...................................................................         2,545        2,464
    Accrued liabilities................................................................        12,657       13,713
    Deferred revenues..................................................................        17,034       18,292
                                                                                            ---------    ---------
         Total current liabilities.....................................................        34,394       36,568

Notes payable and equipment financing loans, less current installments.................       101,882      119,731
Accrued lease obligations..............................................................         8,307        8,976
Deferred revenues......................................................................         1,197          869
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       146,380      166,744

Commitments and contingencies

Redeemable Preferred Stock, Series B, $.01 par value, 10,500 shares authorized;
      10,500 shares issued and outstanding at December 31, 2002 and December 31,
      2003 (liquidation preference of $11,248 and $12,198 at December 31, 2002
      and 2003, respectively)..........................................................        10,727       11,761

Stockholders' equity:
    Preferred Stock, $.01 par value, 984,500 shares authorized; no shares issued or
          outstanding..................................................................            --           --
    Preferred Stock, Series C, $.01 par value, 5,000 shares authorized;
        5,000 shares issued and outstanding (liquidation preference of $5,140 and $5,590
        at December 31, 2002 and 2003, respectively)...................................         5,140        5,590
    Common Stock, $.01 par value, 40,000,000 shares authorized;
        21,068,717 and 21,074,717 shares issued at December 31, 2002 and 2003,
        respectively...................................................................           211          211
    Additional paid-in capital.........................................................       101,821      100,348
    Accumulated deficit................................................................       (67,843)     (86,217)
    Treasury Stock, at cost, 2,964,764 and 2,650,003 shares at
      December 31, 2002 and 2003, respectively.........................................       (15,184)     (14,478)
                                                                                            ----------   ----------
         Stockholders' equity..........................................................        24,145        5,454
                                                                                            ---------    ---------
                                                                                            $ 181,252    $ 183,959
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

                          THE SPORTS CLUB COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Three-Year Period ended December 31, 2003
                                 (in thousands)

                                                   Preferred Stock                   Additional
                                                       Series C      Common Stock      Paid-in    Accumulated    Treasury Stock
                                                   Shares   Amount   Shares  Amount    Capital      Deficit    Shares     Amount
                                                   ------   ------   ------  ------    -------      -------    ------     ------

Balance, December 31, 2000.......................      --  $    --   21,053 $   211   $ 102,743   $  (4,419)     3,156   $(15,742)
     Net loss....................................      --       --       --      --          --     (40,678)        --         --
     Reissuance of Treasury Stock
       for employee stock plans..................      --       --       --      --          --           1        (65)       181
     Reissuance of Treasury Stock
       for loan guarantee fee....................      --       --       --      --          --          --        (46)       151
     Exercise of employee stock options..........      --       --        2      --           5          --         --         --
     Issuance of Common Stock to outside directors     --       --        6      --          16          --         --         --
                                                  -------  -------  ------- -------   ---------   ---------   --------   --------
Balance, December 31, 2001.......................      --       --   21,061     211     102,764     (45,096)     3,045    (15,410)
     Net loss, as restated.......................      --       --       --      --          --     (22,747)        --         --
     Issuance of series C Preferred Stock........       5    5,000       --      --          --          --         --         --
     Issuance of Common Stock to outside directors     --       --        8      --          15          --         --         --
     Reissuance of Treasury Stock for employee
       stock plans...............................      --       --       --      --          --          --        (80)       226
     Accretion of dividends on Series
       B Preferred Stock.........................      --       --       --      --        (748)         --         --         --
     Accretion of issuance costs on Series B
       Preferred Stock...........................      --       --       --      --         (70)         --         --         --
     Accretion of dividends on Series C Preferred
       Stock, as restated........................      --      140       --      --        (140)          --        --         --
                                                  -------  -------  ------- -------    ---------  ----------  --------  ---------
Balance, December 31, 2002, as restated.........        5    5,140   21,069     211     101,821     (67,843)     2,965    (15,184)
     Net loss...................................       --       --       --      --          --     (18,374)        --         --
     Issuance of Common Stock to outside directors     --       --        6      --          12          --         --         --
     Reissuance of Treasury Stock for loan
       guarantee fee............................       --       --       --      --          --          --       (213)       472
     Reissuance of Treasury Stock for employee
       stock plans..............................       --       --       --      --          --          --       (102)       234
     Accretion of dividends on Series B Preferred
       Stock....................................       --       --       --      --        (950)         --         --         --
     Accretion of dividends on Series C Preferred
       Stock....................................       --      450       --      --        (450)         --         --         --
     Accretion of issuance costs on Series B
       Preferred Stock..........................       --       --       --      --         (85)         --         --         --
                                                  -------  -------  ------- -------   ----------  ---------   --------   --------
Balance, December 31, 2003......................        5  $ 5,590   21,075 $   211   $ 100,348   $ (86,217)     2,650   $(14,478)
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

         A restated consolidated balance sheet at December 31, 2002, a restated consolidated statement of operations and a restated consolidated statement of cash flows for the year ended December 31, 2002, reflecting the above adjustments, is presented below. The amounts are in thousands, except per share amounts:




                                                                         At December 31, 2002
                                                                ----------- --------------- -----------
                                                                    As       Restatement        As
                                                                 Reported    Adjustments     Restated
                                                                 --------    -----------     --------
                            ASSETS
Current assets:
    Cash and cash equivalents...............................    $   3,185   $      --       $   3,185
    Accounts receivable, net of allowance for doubtful
      accounts..............................................        3,951          --           3,951
    Inventories.............................................        1,169          --           1,169
    Other current assets....................................        1,148          --           1,148
                                                                ---------   ---------       ---------
      Total current assets..................................        9,453          --           9,453

Property and equipment, net.................................      156,630          --         156,630
Goodwill....................................................       12,794      (5,134)          7,660
Restricted cash.............................................          227          --             227
Other assets................................................        7,282          --           7,282
                                                                ---------   ---------       ---------
                                                                $ 186,386   $  (5,134)      $ 181,252
                                                                =========   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of notes payable and equipment
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
                                                                =========  ==========      ==========





                                                                     Year Ended December 31, 2002
                                                                --------------------------------------
                                                                    As       Restatement        As
                                                                 Reported    Adjustments     Restated
                                                                 --------    -----------     --------
Cash flows from operating activities:
    Net loss................................................    $ (17,613)  $  (5,134)      $ (22,747)
    Adjustments to reconcile net loss to cash used in
      operating activities:
       Gain on disposition of real estate...................         (127)         --            (127)
       Impairment charges...................................           --          --              --
       Depreciation and amortization........................       11,909          --          11,909
       Related party costs settled with common stock........          241          --             241
       Cumulative effect of change in accounting principle..           --       5,134           5,134
       (Increase) decrease in:
          Accounts receivable, net..........................          725          --             725
          Inventories.......................................          (50)         --             (50)
          Other current assets..............................         (439)         --            (439)
          Other assets, net.................................       (2,283)         --          (2,283)
       Increase (decrease) in:
          Accounts payable..................................         (233)         --            (233)
          Accrued liabilities...............................          679          --             679
          Deferred revenues.................................         (439)         --            (439)
          Accrued lease obligations.........................        3,242          --           3,242
                                                                ---------   ---------       ---------
             Net cash used in operating activities..........       (4,388)         --          (4,388)

Cash flows from investing activities:
    Capital expenditures....................................       (6,653)         --          (6,653)
    Proceeds  from sale of The Sports  Club/Las  Vegas-net  of
      costs.................................................        6,154          --           6,154
    Proceeds from sale of Houston real estate-net of costs..        3,133          --           3,133
                                                                ---------   ---------       ---------
             Net cash provided by investing activities              2,634          --           2,634

Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock-net of costs         14,908          --          14,908
    Proceeds from notes payable and equipment financing loans      21,725          --          21,725
    Repayments of notes payable and equipment financing loans     (33,176)         --         (33,176)
                                                                ----------  ---------       ---------
             Net  cash provided by financing activities.....        3,457          --           3,457
                                                                ---------   ---------       ---------
             Net increase in cash and cash equivalents......        1,703          --           1,703
Cash and cash equivalents at beginning of year..............        1,482          --           1,482
                                                                ---------   ---------       ---------
Cash and cash equivalents at end of year....................    $   3,185   $      --       $   3,185
                                                                =========   =========       =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest..................    $  11,902          --      $   11,902
    Cash paid during the year for income taxes..............    $     242          --      $      242


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

         Membership fees and other ancillary revenues are often prepaid and amortized to revenue as the membership fees and other ancillary revenues are earned. The following is a rollforward of deferred revenues for the years ended December 31, 2001, 2002 and 2003:

                                                               Years Ended December 31,
                                                               -----------------------
                                                      2001                 2002               2003
                                                      ----                 ----               ----
                                                                    (in thousands)
Deferred revenues - beginning of year......... $      16,214        $      19,026       $     18,231
Plus cash received from members...............        13,404               12,555             14,848
Less revenue recognized as earnings...........       (10,592)             (13,350)           (13,918)
                                               -------------        -------------       ------------
Deferred revenues - end of year............... $      19,026        $      18,231       $     19,161
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

         The adoption of SFAS No. 142 had the following effect on the Company's reported net income (loss) attributable to common shareholders and net income
(loss) per share for the years ended December 31, 2001, 2002 and 2003 (in thousands, except per share amounts):

                                                                    Years Ended
                                                                    December 31,
                                                                    -----------
                                                         2001           2002          2003
                                                         ----           ----          ----
                                                                     (Restated)
Reported loss attributable to
    common stockholders..........................    $  (40,678)    $  (23,635)   $  (19,774)
 Add back: Goodwill amortization, net of tax.....           494             --            --
                                                     ----------     ----------    ----------
Adjusted loss attributable to
    common stockholders..........................    $  (40,184)    $  (23,635)   $  (19,774)
                                                     ===========    ===========   ===========

Reported basic and diluted
    loss per share...............................    $    (2.27)    $    (1.31)   $    (1.08)
                                                     ===========    ===========   ===========

Adjusted basic and diluted
    loss per share...............................    $    (2.24)    $    (1.31)   $    (1.08)
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

                                                                       Year ended December 31,
                                                                       -----------------------
                                                             2001             2002                2003
                                                             ----             ----                ----
                                                                           (Restated)
                                                                (in thousands, except per share data)
   Net loss attributable to common
        stockholders, as reported....................  $   (40,678)      $   (23,635)     $      (19,774)

   Stock-based employee compensation expense
       included in reported net loss...............             --                --                 --

   Stock-based employee compensation expense
       determined under fair value based method for
       all awards..................................         (1,540)           (1,239)               (583)
                                                       ------------      ------------     ---------------

   Adjusted net loss attributable to common
       stockholders.................................   $   (42,218)      $   (24,874)     $      (20,357)
                                                       ============      ============     ===============

   Net loss per share as reported basic and
       diluted.....................................    $     (2.27)      $     (1.31)     $        (1.08)
                                                       ============      ============     ===============

   Adjusted net loss per share basic and diluted....   $     (2.35)      $     (1.38)     $        (1.11)
                                                       ============      ============     ===============


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

         Future minimum annual principal payments at December 31, 2003, are as follows (in thousands):

         2004............................................... $     2,099
         2005...............................................         444
         2006...............................................     100,372
         2007...............................................         400
         2008...............................................      18,515
                                                             -----------
                                                             $   121,830
                                                             ===========

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

                                                                                                Net
                                                                             Sublease          Rental
                                                           Commitments        Rentals       Commitments
                                                           -----------        -------       -----------
         Year ending December 31:
              2004...................................   $    30,116        $    5,712     $    24,404
              2005...................................        29,892             5,917          23,975
              2006...................................        29,974             5,917          24,057
              2007...................................        30,004             5,990          24,014
              2008...................................        29,726             5,417          24,309
              Thereafter.............................       266,139            30,314         235,825
                                                        -----------        ----------     -----------
                   Total minimum lease payments......   $   415,851        $   59,267     $   356,584
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

Initial fair value, sale price of $10,500
      less costs to issue of $592......................  $               9,908
 Redemption value accretion............................                     71
 Accrued and unpaid dividends accretion................                    748
                                                         ---------------------
     Total carrying value at December 31, 2002.........                 10,727
Redemption value accretion.............................                     84
Accrued and unpaid dividends accretion.................                    950
                                                         ---------------------
     Total carrying value at December 31, 2003.........  $              11,761
                                                         =====================

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

         The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Convertible Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. At December 31, 2003, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

       Initial fair value.............................$....       5,000
       Accrued and unpaid dividend accretion...............         590
                                                           ------------
       Total carrying value at December 31, 2003......$....       5,590
                                                      =    ============

11. Loss per Share

          Basic and diluted loss per share computations for the years 2001, 2002 and 2003 are as follows:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                   2001            2002            2003
                                                                   ----            ----            ----
                                                                                (Restated)
                                                                  (in thousands, except per share data)
   Net loss attributable to common shareholders used for
   basic and diluted loss per share......................     $   (40,678)    $   (23,635)     $   (19,774)
                                                              ============    ============     ============

   Weighted average shares outstanding:
     Basic and diluted....................................         17,939          18,080           18,316
                                                              ===========     ===========      ===========

   Loss per share:
     Basic and diluted....................................    $    (2.27)     $    (1.31)      $    (1.08)
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
                                                              ===========     ============     ===========

         Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

                                                                          Years ended December 31,
                                                                          ------------------------
                                                                   2001            2002             2003
                                                                   ----            ----             ----
                                                                               (in thousands)

    Computed "expected" tax expense (benefit).............    $   (12,005)    $    (7,839)     $   (6,070)
    Increase (decrease) in tax resulting from:
        State taxes - net of federal benefit..............         (2,091)         (1,102)         (1,009)
        Meals and entertainment...........................             63              75              79
         Change in valuation allowance....................         19,627           9,048           6,592
        Other.............................................           (224)           (492)            893
                                                              ------------    ------------     ----------
    Income tax provision (benefit)........................    $     5,370     $      (310)     $      485
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

          A summary of the status of the Company's stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years then ended are presented below:



                                                                                               Weighted
                                                                                           Average Exercise
                                                                              Shares            Price
                                                                              ------            -----
Outstanding at January 1, 2001.......................................         1,533,832   $      5.94
Granted..............................................................           411,915          3.09
Canceled.............................................................           (93,472)         2.23
Exercised............................................................            (2,000)         2.56
                                                                          -------------
Outstanding at December 31, 2001.....................................         1,850,275          5.37
                                                                          =============
Options exercisable at December 31, 2001.............................           915,284          5.83
                                                                          =============
Weighted-average per share fair value of options
granted during year ended December 31, 2001..........................                            3.09

Outstanding at January 1, 2002.......................................         1,850,275          5.37
Granted..............................................................                --            --
Canceled.............................................................           (64,942)         5.20
Exercised............................................................                --            --
                                                                          -------------
Outstanding at December 31, 2002.....................................         1,785,333          5.38
                                                                          =============
Options exercisable at December 31, 2002.............................         1,296,448          5.61
                                                                          =============

Outstanding at January 1, 2003.......................................         1,785,333          5.38
Granted..............................................................                --            --
Canceled.............................................................           (30,724)         8.13
Exercised............................................................                --            --
                                                                          -------------
Outstanding at December 31, 2003.....................................         1,754,609          5.33
                                                                          =============

Options exercisable at December 31, 2003.............................         1,621,965          5.52
                                                                          =============

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

                                                                               2003
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
                                                  ===========   ============    ============     ============

         The following unaudited condensed quarterly financial data for the four quarters ended December 31, 2002 have been restated as described in Note 2:

                                                                               2002
                                                  ------------------------------------------------------------
                                                    March 31       June 30       September 30      December 31
                                                    --------       -------       ------------      -----------
                                                             (in thousands, except per share amounts)

Revenues:
     As reported.............................     $   29,968    $    29,946     $    30,195      $    30,744
                                                  ==========    ===========     ===========      ===========
     As restated ............................     $   29,968    $    29,946     $    30,195      $    30,744
                                                  ==========    ===========     ===========      ===========

Net loss attributable to common stockholders:
     As reported.............................     $    (4,312)  $     (5,239)   $     (3,882)    $     (5,068)
                                                  ============  =============   =============    =============
     As restated.............................     $    (9,446)  $     (5,239)   $     (3,882)    $     (5,068)
                                                  ============  =============   =============    =============








Net loss per share basic and diluted:
      As reported............................     $     (0.24)  $      (0.29)   $      (0.21)    $      (0.29)
                                                  ============  =============   =============    =============
      As restated............................     $     (0.52)  $      (0.29)   $      (0.21)    $      (0.29)
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
                                               ===========       ===========       ===========       ===========

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors and their ages as of June 15, 2004 are as follows:

Name                                        Age    Position
----                                       ----------------
D. Michael Talla.......................     57     Chairman of the Board
Rex A. Licklider.......................     61     Vice Chairman of the Board
                                                   and Chief Executive Officer
Philip J. Swain........................     46     President and Chief Operating
                                                   Officer
Nanette Pattee Francini................     55     Executive Vice President
Timothy M. O'Brien.....................     52     Chief Financial Officer and
                                                   Assistant Secretary
Mark S. Spino..........................     49     Senior Vice President of
                                                   Development
Andrew L. Turner.......................     57     Director
George J. Vasilakos....................     66     Director
Charles A. Norris......................     58     Director
Christopher M. Jeffries................     54     Director
Charles J. Ferraro.....................     60     Director

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

         The Board has created two other permanent committees: Compensation and Nominating and Governance. The Compensation Committee, composed of Messrs. Turner, Vasilakos and Norris (Mr. Collins also served on this Committee until his resignation in April 2004), recommends compensation for key-employees, oversees the management bonus program and administers our stock incentive plans. The Nominating and Governance Committee, composed of Messrs. Norris, Vasilakos and Turner, insures that the Board meets its fiduciary responsibilities to our stockholders and that we are in full compliance with standard governance policies and procedures.

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

ITEM 11.  EXECUTIVE COMPENSATION

The table below shows, for the last three fiscal years, the amount of compensation earned by the Chairman, the Chief Executive Officer and the next four most highly-compensated executive officers (the "Named Executive Officers"). The current salaries of such executive officers are described below under "Employment Agreements."

                                                                              Long-Term
                                                                            Compensation
                                                                               Shares             All Other
                                             Annual Compensation             Underlying         Compensation
 Name & Position               Year       Salary($)       Bonus($)         Options Awards          ($)(a)
 ---------------               ----   --------------- ---------------    -----------------       -----------
D. Michael Talla..........     2003      200,000(b)          --                  --               15,281
  Chairman of the Board        2002      200,000(b)          --                  --               17,814
                               2001      240,000(b)          --                115,000            17,979

Rex A. Licklider..........     2003      200,000             --                  --               11,321
  Chief Executive Officer and  2002      200,000             --                  --               14,184
  Vice Chairman of the Board   2001      240,000             --                115,000            14,613

Philip J. Swain...........     2003      160,000             --                  --               14,885
  President and                2002      160,000           20,000                --               17,385
  Chief Operating Officer      2001      200,000             --                21,733             16,923

Nanette Pattee Francini...     2003      160,000             --                  --                9,925
  Executive Vice President     2002      160,000           20,000                --               11,906
                               2001      200,000             --                21,733             12,195

Mark S. Spino.............     2003      160,000             --                  --               14,291
  Senior Vice President of     2002      160,000           20,000                --               13,962
  Development                  2001      200,000             --                21,733             17,913

Timothy M. O'Brien........     2003      160,000             --                  --               12,102
  Chief Financial Officer      2002      160,000           20,000                --               15,953
  and Assistant Secretary      2001      200,000             --                21,733             17,913

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

                               Number of Shares Underlying         Value of In-the-Money
                              Unexercised Options at Fiscal    Unexercised Options at Fiscal
                                       Year-End(a)                      Year-End(b)
                            -------------------------------  --------------------------------
                               Exercisable    Unexercisable     Exercisable    Unexercisable
Name                               (#)             (#)              ($)             ($)
----                        --------------- ---------------  ---------------   --------------
D. Michael Talla........           326,667           38,333       -0-              -0-
Rex A. Licklider........            76,667           38,333       -0-              -0-
Philip J. Swain.........           212,756            7,244       -0-              -0-
Nanette Pattee Francini.           202,756            7,244       -0-              -0-
Mark S. Spino...........           202,756            7,244       -0-              -0-
Timothy M. O'Brien......           232,756            7,244       -0-              -0-
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

                                                                           Shares
                                                                          Issuable
                                                     Shares Issuable        upon
                                            Shares         Upon           Exercise     Shares Held   Total and Percent of
          Name and Address                  Owned      Conversion of     of Options       Under        Stock Ownership
                                                                                                       ---------------
       of Beneficial Owner(a)             Directly    Preferred Stock    within 60        401-K        Number      Percent
       ----------------------             ---------   ---------------    ----------       ------     ---------------------
                                             (b)                          days(c)        Plan(d)
                                             ---                          -------        -------

D. Michael Talla (e)..................     4,629,019      346,365          365,000        8,126      5,348,510      32.78
Nanette Pattee Francini (e)...........       256,107           --          210,000        4,086        470,193      32.78
Mark S. Spino (e).....................       227,969           --          210,000        6,030        443,999      32.78
Philip J. Swain (e)...................       112,164           --          220,000        6,002        338,166      32.78
Voting Trust (e)......................     5,225,259      346,365        1,005,000       24,244      6,660,868      32.78
Timothy O'Brien.......................         3,000           --          240,000        6,242        249,242       1.31
The Licklider Living Trust
  Dated May 2, 1986 ..................     2,055,132    1,192,730          115,000           --      3,362,862      16.74
Andrew L. Turner......................         7,500           --               --           --          7,500          *
Charles A. Norris(f)..................         3,500      173,183               --           --        176,683      21.53
George J. Vasilakos...................       327,400           --               --           --        327,400       1.74
Christopher M. Jeffries (g)...........        29,000           --               --           --         29,000      42.28
Charles J. Ferraro....................            --           --               --           --             --          *
All Directors and Executive Officers as
a Group (11 persons)..................     7,650,791    1,712,278        1,360,000        30,486    10,753,555      49.20
Millennium (g)........................     6,243,749    2,942,730               --           --      9,186,479      42.28
Kayne Anderson Capital Advisors, L.P.        797,128    4,136,833               --           --      4,933,961      21.53
(f)....................................

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

      The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Kayne affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:


                                    Outstanding
                                       Common       Series B         Series D
                                      Directly    Convertible      Convertible
               Owner                    Held        Preferred       Preferred         Total
               -----                    ----        ---------       ---------         -----
 Kayne Anderson Capital
   Advisors, L.P............          793,628       3,073,990           --          3,867,618
 Ric Kayne......................         --           346,365           --            346,365
 Charles Norris.................        3,500         173,183           --            176,683
 Howard Zelikow.................         --            34,636           --             34,636
 David Shladovsky...............         --             8,659           --              8,659
 Arbco Associates, L.P..........         --            --            166,668          166,668
 Kayne Anderson Non-
   Traditional Investments, L.P.         --            --            166,666          166,666
 Kayne Anderson Select
   Investments A, L.P....                --            --            166,666          166,666
                                    ---------     -----------    -----------     ------------
      Total.....................      797,128       3,636,833        500,000        4,933,961
                                    =========     ===========    ===========     ============


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

      The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Millennium affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:


                               Outstanding
                                  Common         Series C       Series D
                                 Directly      Convertible     Convertible
           Owner                   Held          Preferred      Preferred          Total
           -----                   ----          ---------      ---------          -----

 Christopher M. Jeffries...         29,000          --             --               29,000
 Millennium Partners LLC...      2,253,863          --             --            2,253,863
 Millennium Development
  Partners L.P.............        978,900          --             --              978,900
 MDP Ventures I LLC........         72,100          --             --               72,100
 MDP Ventures II LLC.......      2,284,886        692,730       2,250,000        5,227,616
 Millennium Entertainment
  Partners L.P.............        625,000          --             --              625,000
                             -------------     -------------------------------------------

                                 6,243,749        692,730        2,250,000       9,186,479
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

                                     PART IV


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         We were billed for the following services provided by KPMG LLC, our principal independent accountants, during 2002 and 2003:

                                                      2002           2003
                                                      ----           ----
             Audit fees(1)....................   $   129,500    $   161,500
             Audit related fees...............         3,000          3,000
             Tax fees.........................            --             --
             All other fees...................            --             --
                                                 -----------    -----------

             Total............................   $   132,500    $   164,500
                                                 ===========    ===========


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

 Exhibit                                                              Incorporated by Reference
                                                            ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date       Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ---------

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


 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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



 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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








 Exhibit                                                              Incorporated by Reference
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

  10.70         Fitness Club and Spa Management and             10-K          1-13290         06/21/04
                Pre-Opening Service Agreement between
                Terramark Brickell II, Ltd. and the
                Registrant effective as of January 1,
                2003.

  10.71         First Supplement to Fitness Club and            10-K          1-13290         06/21/04
                Spa Management and Pre-Opening
                Services Agreement effective as of
                January 1, 2003.

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








 Exhibit                                                              Incorporated by Reference
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

  10.77         Indemnity and Guaranty Agreement                10-K          1-13290         06/21/04
                entered into as of December 1, 2003
                among the Registrant, Irvine Sports
                Club, Inc., Rex A. Licklider and D.
                Michael Talla.

  10.78         Supplemental Indenture dated as of              8-K           1-13290         04/04/03
                March 28, 2003 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank Trust National
                Association.

  10.79         Supplemental Indenture dated as of              10-K          1-13290         06/21/04
                February 4, 2004 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank National Association.

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








 Exhibit                                                              Incorporated by Reference
                                                            ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.83         Consent Letter dated March 10, 2004             8-K           1-13290         03/18/04
                by holders of the Series B
                Convertible Preferred Stock.

  10.84         Consent Letter dated March 10, 2004             8-K           1-13290         03/18/04
                by holders of the Series C
                Convertible Preferred Stock.

   21.1         Subsidiaries of the Registrant.                 10-K          1-13290         06/21/04

   23.1         Consent of Independent Registered               10-K          1-13290         06/21/04
                Public Accounting Firm.

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

31.1 Certification of Rex A. Licklider Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Timothy O'Brien Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of Rex A. Licklider Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of Timothy O'Brien Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August 2004.


                                                  THE SPORTS CLUB COMPANY, INC.



                                                  /s/ Rex A. Licklider
                                                  ------------------------------
                                                  Rex A. Licklider
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature                                    Title                                           Date
----------------------------------------------------------------------------------------------------------------

/s/ Rex A. Licklider                         Vice Chairman of the Board                      August 18, 2004
--------------------------------------------
Rex A. Licklider                             and Chief Executive Officer


/s/ Timothy O'Brien                          Chief Financial Officer                         August 18, 2004
--------------------------------------------
Timothy M. O'Brien                           (Principal Financial and Accounting Officer)


/s/ D. Michael Talla                         Chairman of the Board                           August 18, 2004
--------------------------------------------
D. Michael Talla


/s/ Charles Ferraro                          Director                                        August 18, 2004
--------------------------------------------
Charles Ferraro


/s/ Christopher M. Jeffries                  Director                                        August 18, 2004
--------------------------------------------
Christopher M. Jeffries


/s/ Charles Norris                           Director                                        August 18, 2004
--------------------------------------------
Charles Norris


/s/ Andrew L. Turner                         Director                                        August 18, 2004
--------------------------------------------
Andrew L. Turner


/s/ George Vasilakos                         Director                                        August 18, 2004
--------------------------------------------
George Vasilakos

                                     EXHIBIT
                                      31.1

                                CERTIFICATION OF
                                  REX LICKLIDER

                                 CERTIFICATIONS

I, Rex A. Licklider, Chief Executive Officer of The Sports Club Company, Inc. certify that:

     1. I have reviewed this annual report on Form 10-K/A (Amendment 1) of The Sports Club Company, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Dated, August 18, 2004

/s/ Rex A. Licklider
--------------------------------------
Rex A. Licklider
Chief Executive Officer

                                     EXHIBIT
                                      31.2

                                CERTIFICATION OF
                                 TIMOTHY O'BRIEN

                                 CERTIFICATIONS

I, Timothy O'Brien, Chief Financial Officer of The Sports Club Company, Inc. certify that:

     1. I have reviewed this annual report on Form 10-K/A (Amendment 1) of The Sports Club Company, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated, August 18, 2004

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                     EXHIBIT
                                      32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of The Sports Club Company, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2003 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:



          i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          ii.  The information contained in the Report fairly represents, in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.


                             /s/ Rex A. Licklider
                             ---------------------------------
                             The Sports Club Company, Inc.
                             Chief Executive Officer
                             August 18, 2004

                                     EXHIBIT
                                      32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of The Sports Club Company, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2003 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:



          (i) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (ii) The information contained in the Report fairly represents, in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.


                               /s/ Timothy O'Brien
                               ------------------------------------------
                               The Sports Club Company, Inc.
                               Chief Financial Officer
                               August 18, 2004