Form 10-Q/A
period 2004-03-31
SPORTS CLUB CO INC
filed 2004-08-18
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                  (Amendment 1)

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



                    Yes          X         No
                             ---------            -----------



         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.




                                                            Shares
                                                          Outanding at
                  Class                                  June 21, 2004
     -------------------------------------   -----------------------------------
              Common Stock,                               18,783,744
        par value $.01 per share

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Quarterly Report of The Sports Club Company, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the Securities and Exchange Commission (the "SEC") on June 21, 2004 (the "Original Filing") is being filed solely for the purpose of responding to comments of the staff of the SEC received by us in connection with our filing of a Form 8-K on July 12, 2004 and the periodic reports of the Company referenced in that Form 8-K filing.

Item 4. Controls and Procedures has been amended to incorporate additional disclosures requested by the SEC regarding certain reportable conditions in our accounting controls and procedures identified by our independent auditor.

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

Except as described above, no other changes have been made to the Original Filing, however, for the convenience of the reader we have restated the Original Filing in its entirety, as amended pursuant to the description above, in this Amendment.

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

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2003 and March 31, 2004
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                                 December 31,     March 31,
                                            ASSETS                                                   2003            2004
                                                                                                     ----            ----
Current assets:
  Cash and cash equivalents..............................................................     $     1,932     $     3,074
  Accounts receivable, net of allowance for doubtful accounts of $517 and $464
    at December 31, 2003 and March 31, 2004, respectively................................           3,923           3,401
  Inventories............................................................................             994           1,028
  Prepaid expenses.......................................................................           1,789             860
                                                                                              -----------     -----------
    Total current assets.................................................................           8,638           8,363
Property and equipment, net..............................................................         155,173         153,480
Goodwill.................................................................................           7,660           7,660
Restricted cash..........................................................................           4,432           4,381
Other assets.............................................................................           8,056           7,551
                                                                                              -----------     -----------
                                                                                              $   183,959     $   181,435
                                                                                              ===========     ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and equipment financing loans....................     $     2,099     $     1,580
  Accounts payable.......................................................................           2,464           2,647
  Accrued liabilities....................................................................          13,713          10,568
  Deferred revenues......................................................................          18,292          18,635
                                                                                              -----------     -----------
    Total current liabilities............................................................          36,568          33,430

Notes payable and equipment financing loans,
  less current installments..............................................................         119,731         119,606
Accrued lease obligations................................................................           8,976           9,183
Deferred revenues........................................................................             869             796
Minority interest........................................................................             600             600
                                                                                              -----------     -----------
  Total liabilities......................................................................         166,744         163,615

Commitments and contingencies

Redeemable preferred stock, Series B, $.01 par value, 10,500 shares authorized;
  10,500 shares issued and outstanding (liquidation preference of $12,198 and $12,435 at
  December 31, 2003 and March 31, 2004, respectively)....................................          11,761          12,020

Stockholders' equity:
  Preferred stock, $.01 par value, 919,500 shares authorized no shares issued or outstanding           --              --
  Preferred stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $5,590 and $5,702 at December 31, 2003 and  March
    31, 2004, respectively)..............................................................           5,590           5,702
  Preferred stock, Series D, $.01 par value, 65,000 shares authorized, issued and
    outstanding (liquidation preference of $6,532 at March 31, 2004).....................              --           6,139
  Common stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued...             211             211
  Additional paid-in capital.............................................................         100,348          99,946
  Accumulated deficit....................................................................         (86,217)        (92,132)
  Treasury stock, at cost, 2,650,003 and 2,451,511 shares at December 31, 2003
    and March 31, 2004, respectively ....................................................         (14,478)        (14,066)
                                                                                              ------------    ------------
      Stockholders' equity...............................................................           5,454           5,800
                                                                                              ------------     -----------
                                                                                              $   183,959     $   181,435
                                                                                              ============     ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2003 and 2004
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           2003           2004
                                                           ----           ----

Revenues:
  Membership revenues..............................    $    32,403    $  35,921
  Reimbursed costs.................................            258        1,257
                                                       -----------    ---------
    Total revenue..................................         32,661       37,178

Operating expenses:
  Direct...........................................         26,349       30,042
  Reimbursed costs.................................            258        1,257
  General and administrative.......................          1,973        2,046
  Selling..........................................          1,367        1,531
  Depreciation and amortization....................          2,960        3,172
  Pre-opening expenses.............................            139           46
  Non-recurring items..............................            --         1,104
                                                       -----------    ---------
    Total operating expenses.......................         33,046       39,198
                                                       -----------    ---------
      Loss from operations.........................           (385)      (2,020)

Other income (expense):
  Interest, net....................................         (3,280)      (3,688)
  Minority interests...............................            (38)         (38)
                                                       ------------   ---------

      Loss before income taxes .....................        (3,703)      (5,746)

Provision for income taxes..........................           192          168
                                                       -----------    ---------

      Net loss.....................................         (3,895)      (5,914)

Dividends on Preferred Stock.......................            348          381
                                                       ------------   ---------

      Net loss attributable to common stockholders.    $    (4,243)  $   (6,295)
                                                       ============  ==========

Net loss per share:
  Basic and diluted.................................   $     (0.23)  $    (0.34)
                                                       ============ ===========

Weighted average shares outstanding:
  Basic and diluted.................................        18,160       18,565
                                                      =============  ==========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2004
                                 (in thousands)
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2003              2004
                                                                                          ----              ----

Cash flows from operating activities:
   Net loss.....................................................................   $     (3,895)    $     (5,914)
   Adjustments to reconcile net loss to cash
   used in operating activities:
        Depreciation and amortization...........................................          2,960            3,172
        Related party costs settled with common stock...........................            233              412
        (Increase) decrease in:
           Accounts receivable, net.............................................            573              522
           Inventories..........................................................            (79)             (34)
           Other current assets.................................................            244              929
           Other assets, net....................................................           (621)             505
        Increase (decrease) in:
           Accounts payable.....................................................           (368)             183
           Accrued liabilities..................................................         (3,298)          (3,145)
           Deferred revenues....................................................           (955)             270
           Accrued lease obligations............................................            923              207
                                                                                    ------------     ------------
              Net cash used in operating activities.............................         (4,283)          (2,893)

Cash flows from investing activities:
        Capital expenditures....................................................         (1,227)          (1,479)
         Decrease in restricted cash............................................             --               51
                                                                                    ------------     ------------
              Net cash used in investing activities.............................         (1,227)          (1,428)

Cash flows from financing activities:
        Proceeds from issuance of Series D Preferred Stock, net of issuance costs            --            6,107
        Proceeds from notes payable and equipment financing loans...............          3,650               --
        Repayments of notes payable and equipment financing loans...............           (522)            (644)
                                                                                    ------------     ------------
              Net cash provided by financing activities.........................          3,128            5,463
                                                                                    ------------     ------------
              Net increase (decrease) in cash and cash equivalents..............         (2,382)           1,142
Cash and cash equivalents at beginning of period................................          3,185            1,932
                                                                                    ------------     ------------
Cash and cash equivalents at end of period......................................   $        803     $      3,074
                                                                                    ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest..................................................   $      5,780     $      6,092
                                                                                    ============     ============
        Cash paid for income taxes..............................................   $         11     $        465
                                                                                    ============     ============

     See accompanying notes to condensed consolidated financial statements.



                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2003 and March 31, 2004

1. Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2004, are not necessarily indicative of the results for the fiscal year ending December 31, 2004.

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

4. Notes Payable and Equipment Financing Loans

         Notes payable and equipment financing loans are summarized as follows:

                                               December 31,           March 31,
                                                   2003                 2004
                                                   ----                 ----
                                                         (in thousands)

        Senior secured notes (a)............$      100,000       $      100,000
        Mortgage note (b)...................        19,855               19,781
        Equipment financing loans (c).......         1,975                1,405
                                            --------------       --------------
                                                   121,830              121,186
        Less current installments...........         2,099                1,580
                                            --------------       --------------
                                            $      119,731       $      119,606
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

                                                    December 31,     March 31,
                                                        2003           2004
                                                        ----           ----
Initial fair value, sale price of $10,500
     less costs to issue of $592................$      9,908       $    9,908
Redemption value accretion......................         155              177
Accrued and unpaid dividends accretion..........       1,698            1,935
                                                ------------      -----------
    Total carrying value........................$     11,761       $   12,020
                                                ============      ===========

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

         The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Convertible Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. At December 31, 2003 and March 31, 2004, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                      December 31,     March 31,
                                                          2003            2004
                                                          ----            ----
      Initial fair value...........................$      5,000    $      5,000
      Accrued and unpaid dividend accretion........         590             702
                                                   ------------    ------------
      Total carrying value at March 31, 2004.......$      5,590    $      5,702
                                                   ============    ============

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

         The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. The Series D Convertible Preferred dividends are accrued because they must be paid prior to any redemption of the Series B Preferred. At March 31, 2004, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

     Initial fair value.........................    $           6,500
     Issuance costs                                              (393)
     Accrued and unpaid dividend accretion......                   32
                                                    -----------------
     Total carrying value at March 31, 2004.....    $           6,139
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

         Below is a reconciliation of EBITDA to net income ($'s in thousands):

                                                             Quarter Ending
                                                             March 31, 2004
                                                             --------------
    EBITDA     .......................................... $           1,114
        Depreciation and amortization....................            (3,172)
        Interest, net....................................            (3,688)
        Provision for income taxes.......................              (168)
                                                          -----------------
    Net loss   .......................................... $          (5,914)
                                                          ==================


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

           Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through March 31, 2005 are estimated to be as follows (amounts in thousands):

          Indenture interest...........................  $      11,375
          Information system upgrades..................            600
          Payments on long-term debt...................          3,065
                                                         -------------
                                                         $      15,040
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

Seasonality of Business

           Seasonal trends have a limited impact on our operations. We typically experience a slight increase in membership sales in the first quarter. Additionally, we normally experience a slight decrease in our ancillary revenues during the summer months at our east coast Clubs due to lower membership attendance

Forward Looking Statements

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

           Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the quarterly period ended March 31, 2004. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), in light of certain deficiencies in our controls and procedures identified by our independent auditor, KPMG LLP ("KPMG"), as more particularly described below. Based on such evaluation and input from KPMG, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective at a reasonable assurance level.

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

         (b) Changes in internal controls.

         Except as described above, there have been no changes in our internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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




                                         THE SPORTS CLUB COMPANY, INC.


Date: August 18, 2004                    by    /s/ Rex A. Licklider
                                               ---------------------------------
                                               Rex A. Licklider
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: August 18, 2004                    by    /s/ Timothy M. O'Brien
                                               ---------------------------------
                                               Timothy M. O'Brien
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS

I, Rex A. Licklider, Chief Executive Officer of The Sports Club Company, Inc. certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of The Sports Club Company, Inc.;

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

     1. I have reviewed this quarterly report on Form 10-Q/A of The Sports Club Company, Inc.;

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

Dated, August 18, 2004
/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q/A for the period ending March 31, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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


/s/ Rex A. Licklider
--------------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
August 18, 2004

                                                                    EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q/A for the period ending March 31, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                                    (i) The Report fully complies with the
requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

                                    (ii) The information contained in the Report
fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Timothy O'Brien
--------------------------------------
The Sports Club Company, Inc.
Chief Financial Officer
August 18, 2004