Form 10-Q
period 2004-09-30
SPORTS CLUB CO INC
filed 2004-11-19
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004
                            Commission File # 1-13290



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




                                                         Shares
                                                      Outstanding at

                Class                               November 19, 2004

   ----------------------------------        -----------------------------------

            Common Stock,                               18,977,638
      par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2003 and September 30, 2004
              (in thousands, except per share amounts, unaudited)

                                                                                             December 31,    September 30,
                                            ASSETS                                               2003            2004
                                                                                              (audited)       (unaudited)
                                                                                                 ----            ----

Current assets:
  Cash and cash equivalents.............................................................. $     1,932     $       2,385
  Accounts receivable, net of allowance for doubtful accounts of $517 and $382
    at December 31, 2003 and September 30, 2004, respectively............................       3,923             3,372
  Inventories............................................................................         994             1,088
  Refundable deposits....................................................................           -             2,730
  Prepaid expenses.......................................................................       1,789               673
                                                                                          -----------        ----------
    Total current assets.................................................................       8,638            10,248

Property and equipment, net..............................................................     155,173           149,481
Restricted cash..........................................................................       4,432             3,391
Other assets.............................................................................       8,056             3,058
Goodwill.................................................................................       7,660             7,315
                                                                                          -----------       -----------
                                                                                          $   183,959       $   173,493
                                                                                          ===========       ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current installments of notes payable and equipment financing loans....................   $   2,099     $        779
  Accounts payable.......................................................................       2,464            3,173
  Accrued liabilities....................................................................      13,713           10,053
  Deferred revenues......................................................................      18,292           18,081
                                                                                          -----------      -----------
    Total current liabilities............................................................      36,568           32,086

Notes payable and equipment financing loans,
  less current installments..............................................................     119,731          119,382
Accrued lease obligations................................................................       8,976            9,593
Deferred revenues........................................................................         869              601
Preferred stock, Series E, $.01 par value, 20,000 shares authorized, issued and
  outstanding (liquidation preference of $2,010 at September 30, 2004)...................           -            2,010
Minority interest........................................................................         600            1,204
                                                                                          -----------      -----------
    Total liabilities....................................................................     166,744          164,876
Commitments and contingencies

Redeemable preferred stock, Series B, $.01 par value, 10,500 shares authorized;
  10,500 shares issued and outstanding (liquidation preference of $12,198 and $12,910 at
  December 31, 2003 and September 30, 2004, respectively)................................      11,761          12,537

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 984,500 and 899,500 shares authorized at December 31,
    2003 and September 30, 2004, respectively; no shares issued or outstanding...........          --              --
  Preferred stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $5,590 and $5,927 at December 31, 2003 and
    September 30, 2004, respectively)....................................................       5,590           5,927
  Preferred stock, Series D, $.01 par value, 65,000 shares authorized, issued and
    outstanding (liquidation preference of $6,824 at September 30, 2004).................          --           6,396
  Common stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued...         211             211
  Additional paid-in capital.............................................................     100,348          98,901
  Accumulated deficit....................................................................     (86,217)       (101,587)
  Treasury stock, at cost, 2,650,003 and 2,290,973 shares at December 31, 2003
    and September 30, 2004, respectively ................................................     (14,478)        (13,768)
                                                                                          ------------    ------------
      Stockholders' equity (deficit).....................................................       5,454          (3,920)
                                                                                          -----------     ------------
                                                                                          $   183,959     $   173,493
                                                                                          ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three And Nine Months Ended September 30, 2003 and 2004
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                            2003           2004          2003         2004
                                                            ----           ----          ----         ----
                                                         (Restated)                   (Restated)

Revenues:
  Membership revenues..............................     $    31,728    $  35,122     $  96,311     $ 107,529
  Reimbursed costs.................................             327        1,267         1,032         3,770
                                                        -----------    ----------    ---------     ---------
    Total revenue..................................          32,055       36,389        97,343       111,299


Operating expenses:

  Direct...........................................          26,491       29,504        79,198         89,376
  General and administrative.......................           1,949        1,898         5,919          6,150
  Selling..........................................           1,066        1,238         3,666          4,037
  Reimbursed costs.................................             327        1,267         1,032          3,770
  Depreciation and amortization....................           2,992        3,200         8,920          9,539
  Pre-opening expenses.............................             902           --         1,677             46
  Non-recurring items..............................              --           --            --          1,104
  Loss on assets held for sale.....................              --          527            --            527
                                                        -----------    ----------     ---------     ----------
    Total operating expenses.......................          33,727       37,634       100,412        114,549
                                                        -----------    ----------     ---------     ----------
      Loss from operations.........................          (1,672)      (1,245)       (3,069)        (3,250)

Other income (expense):
  Interest, net....................................          (3,502)      (3,656)      (10,037)       (11,017)
  Minority interests...............................             (37)        (200)         (113)          (716)
                                                        ------------   ----------   -----------    -----------
      Loss before income taxes ....................          (5,211)      (5,101)      (13,219)       (14,983)

Provision for income taxes.........................              56           48           415            387
                                                        -----------    ---------    -----------     ----------

      Net loss.....................................          (5,267)      (5,149)      (13,634)       (15,370)

Dividends on Preferred Stock.......................             351          508         1,049          1,384
                                                        ------------   ---------    -----------     ----------

      Net loss attributable to common stockholders.     $    (5,618)   $  (5,657)   $  (14,683)   $   (16,754)
                                                        ============   ==========   ===========   ============


Net loss per share:
  Basic and diluted................................     $     (0.31)   $   (0.30)   $    (0.80)   $     (0.90)
                                                        ============   ==========   ===========   ============


Weighted average shares outstanding:
  Basic and diluted................................          18,370       18,784        18,286        18,682
                                                        ============  ===========    ==========   ============


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2004

                                 (in thousands)
                                   (unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          2003              2004
                                                                                          ----              ----


Cash flows from operating activities:
   Net loss.....................................................................     $    (13,634)    $    (15,370)
   Adjustments to reconcile net loss to cash
   used in operating activities:
        Depreciation and amortization...........................................            8,920            9,539
        Related party costs settled with common stock...........................              617              711
        Loss on assets held for sale............................................                -              527
        Minority interests expense..............................................              113              716
        Distributions to minority interests.....................................             (113)            (112)
        (Increase) decrease in:
           Accounts receivable, net.............................................              517              501
           Inventories..........................................................              (13)             (94)
           Other assets.........................................................             (191)           3,303
        Increase (decrease) in:
           Accounts payable.....................................................              521              709
           Accrued liabilities..................................................           (2,721)          (3,660)
           Deferred revenues....................................................               (4)            (479)
           Accrued lease obligations............................................              379              617
                                                                                     ------------      ------------
              Net cash used in operating activities.............................           (5,609)          (3,092)


Cash flows from investing activities:
        Capital expenditures....................................................           (8,536)          (3,899)
        Decrease (increase) in restricted cash..................................           (4,200)           1,041
                                                                                     -------------          ------
              Net cash used in investing activities.............................          (12,736)          (2,858)


Cash flows from financing activities:
        Proceeds from issuance of Preferred Stock, net of issuance costs........               --            8,072
        Proceeds from notes payable and equipment financing loans...............           30,741               --
        Repayments of notes payable and equipment financing loans...............          (13,074)          (1,669)
                                                                                     -------------    -------------
              Net cash provided by financing activities.........................           17,667            6,403
                                                                                     ------------     ------------
              Net increase in cash and cash equivalents.........................             (678)             453
Cash and cash equivalents at beginning of period................................            3,185            1,932
                                                                                     ------------     ------------
Cash and cash equivalents at end of period......................................     $      2,507     $      2,385
                                                                                     ============     ============

Supplemental disclosure of cash flow information:
        Cash paid for interest..................................................     $     12,075     $     12,547
                                                                                     ============     ============
        Cash paid for income taxes..............................................     $        386     $        702
                                                                                     ============     ============
Supplemental disclosure of non-cash financing activity:
        Issuance of common stock to settle accrued related party
          loan guarantee fees...................................................     $        617     $        711
                                                                                     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         December 31, 2003 (audited) and September 30, 2004 (unaudited)

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results for the fiscal year ending December 31, 2004.

2.   Restatement

     Revenues and operating expenses for the three months and nine months ended September 30, 2003, have been restated to record the impact of reimbursed costs, which previously had not been shown on the consolidated statement of operations. Reimbursed costs relate to The Sports Club/LA - Miami, which is a non-Company owned Club that the Company manages for its owner. The Company receives a management fee for managing the Club and is reimbursed for costs that are advanced on the owner's behalf. Reimbursed costs are recorded as both revenue and expense in the consolidated financial statements. The effect of reimbursed costs on the Company's loss from operations, net loss, loss attributable to common stockholders and net loss per share (basic and diluted) is zero, since reimbursed costs are reported both as revenue and as operating expenses in the consolidated financial statements in equal amounts. Reimbursed costs represent both pre-opening expenses and normal operating expenses of the Club.

3.   Accounting for Stock-Based Compensation

     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), had been applied. In accordance with APB Opinion No. 25, no compensation cost for employees, officers and non-employee directors, has been recognized, as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net income (loss) attributable to common stockholders and income (loss) per share would have been reduced to the pro-forma amounts indicated below:



                                                 Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                 ----------------------------    ---------------------------
                                                     2003           2004            2003             2004
                                                     ----           ----            ----             ----
                                                             (in thousand, except per share data)
Net loss attributable to common
  stockholders, as reported....................  $  (5,618)     $   (5,657)    $  (14,683)      $   (16,754)

Stock-based employee compensation expense
  Included in reported net loss................         --              --             --                --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards...............................       (164)             --           (491)              (93)
                                                 ----------     ----------     -----------      ------------
Adjusted net loss attributable to
  Common stockholders..........................  $  (5,782)     $   (5,657)    $  (15,174)      $   (16,847)
                                                 ==========     ===========    ===========      ============
Net loss per share as reported basic and
  Diluted......................................  $   (0.31)     $    (0.30)    $    (0.80)      $     (0.90)
                                                 ==========     ===========    ===========      ============
Adjusted net loss per share basic and diluted    $   (0.31)     $    (0.30)    $    (0.83)      $     (0.90)
                                                 ==========     ===========    ===========      ============

4.   Liquidity/Going Concern

     The Company has experienced net losses of $22.7 million and $18.4 million during the years ended December 31, 2002 and 2003, respectively. The Company has also experienced net cash flows used in operating activities of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. Additionally, the Company is expected to incur a significant loss and net cash flows used in operating activities during the year ending December 31, 2004. The Company has had to raise funds through the offering of equity securities in order to make interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows raise doubt about the Company's ability to continue as a going concern.

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

     If the Company is unable to increase membership levels or reduce costs to the point where cash flows from operating activities are sufficient to make the March 15, 2005, or future interest payments, the Company will be required to sell assets or issue additional equity or debt securities.

     Management has engaged an independent investment banker to assist the Company in selling certain assets or Clubs in order to generate cash for working capital purposes and to retire a portion of the Senior Secured Notes. While management is optimistic that such sales will be completed, no assurance can be given that such transactions will be consummated.

     Additional funds will be required to provide working capital and to service interest payments on our Senior Secured Notes. In addition, Management will not consider future acquisitions or the development or management of new Clubs unless such transactions are structured in a way that would not require significant expenditures of the Company's capital; would be done in partnership with other development partners or other third parties; would be expected to generate cash flow; or would further enhance The Sports Club/LA brand name in the market place.

     There can be no assurance that the Company will be able to sell assets or additional equity or debt securities to generate the funds with which to make such payments, or that any such sales would be on terms and conditions reasonable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.   Cash, Cash Equivalents and Restricted Cash

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents. On September 30, 2004, cash and cash equivalents were $2.4 million.

     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club security deposits as restricted cash. At September 30, 2004, the Company had $3.4 million of restricted cash.

6.   Notes Payable and Equipment Financing Loans


     Notes payable and equipment financing loans are summarized as follows:

                                                    December 31,  September 30,
                                                        2003          2004
                                                        ----          ----
                                                          (in thousands)

        Senior secured notes (a).................$      100,000    $    100,000
        Mortgage note (b)........................        19,855          19,628
        Equipment financing loans (c)............         1,975             533
                                                 --------------    ------------
                                                        121,830         120,161
        Less current installments................         2,099             779
                                                 --------------    ------------
                                                 $      119,731    $    119,382
                                                 ==============    ============

         ---------

          (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of September 30, 2004, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Secured Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

                     Period                                     Percentage
                     ------                                     ----------
                     Prior to March 15, 2005................    102.844%
                     Thereafter.............................    100.000%

          (b) On June 12, 2003, the Company obtained mortgage financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by the Company's Chairman and it's Chief Executive Officer. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of September 30, 2004, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.


          (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 3.5% and 13.3%.


7.   Non-recurring Items

     The non-recurring charge of $1.1 million during the nine months ended September 30, 2004 represents various costs, primarily legal fees and investment banking fees, related to an equity raising transaction that was initiated in April 2003 but abandoned in February 2004.

8.   Loss On Assets Held For Sale

     On October 18, 2004, the Company sold three SportsMed physical therapy facilities, not located within The Sports Club/LA locations, for a total of $600,000. These three SportsMed facilities were located in Calabasas, Valencia and Thousand Oaks, California. The Company continues to own and operate two SportsMed facilities that are located within The

Sports Club/LA Clubs in Los Angeles and Orange County, California. The September 30, 2004 statement of operations includes a provision of $527,000 for the estimated loss on assets held for sale, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

9.   Income Tax Provision

     The income tax provision recorded for the three-month and nine-month periods ended September 30, 2004 and 2003, are accruals for state and city income taxes related to pre-tax profits at Reebok Sports Club/NY.

10.  Net Loss per Share

     Basic and diluted loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three-months and nine-months ended September 30, 2004, there were 4,035,250 and 3,536,184 anti-dilutive potential common shares, respectively. For the three-months and nine-months ended September 30, 2003, there were 1,694,768 and 1,886,998 anti-dilutive potential common shares, respectively.

11.  Series B Redeemable Convertible Preferred Stock

     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its redeemable convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004 (resulting in the issuance of 3,636,867 shares of Common Stock if 100% of the Series B Preferred is converted at that price). The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event the Series B Preferred is redeemed before March 18, 2005, the holders will receive warrants to purchase shares of Common Stock at a price of $3.00 per share, exercisable before March 18, 2007. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Convertible Preferred Stock (See Note 9), an amount equal to $1,000 for each share of Series B Preferred then outstanding.

     The initial carrying value of the Series B Preferred was recorded at its "fair value" (sale price less costs to issue) on the date of issuance. The carrying value of the Series B Preferred is periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. Since the Series B Preferred has conditional redemption features, this transaction has been accounted for in accordance with Regulation S-X, Article 5-02, and presented on the consolidated balance sheet outside permanent equity and liabilities. At December 31, 2003 and September 30, 2004, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                 December 31,      September 30,
                                                     2003              2004
                                                     ----              ----
Initial fair value, sale price of $10,500
    less costs to issue of $592...............  $    9,908       $     9,908
Redemption value accretion....................         155               219
Accrued and unpaid dividends accretion........       1,698             2,410
                                                ----------        ----------
    Total carrying value......................  $   11,761        $   12,537
                                                ==========        ==========

12.  Series C Convertible Preferred Stock

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

     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2003 and September 30, 2004, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                   December 31,    September 30,
                                                       2003            2004
                                                       ----            ----

    Initial fair value............................$     5,000    $     5,000
    Accrued and unpaid dividend accretion.........        590            927
                                                  -----------    -----------
    Total carrying value..........................$     5,590    $     5,927
                                                  ===========    ===========

13.  Series D Convertible Preferred Stock

     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $393,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company's principal shareholders. Dividends are earned at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share (resulting in the issuance of 3,250,000 shares of Common Stock if 100% of the Series D Convertible Preferred is converted). Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty (30) consecutive trading days exceeds $4.00 per share until March 15, 2005, or $6.00 per share thereafter, and at least 150,000 shares of Common Stock have been traded during such applicable thirty (30) day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common
Stock) at a price per share less than the Series D Convertible Preferred conversion price then in effect. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business or issue options under the Company's stock option plans. At September 30, 2004, the Company is in compliance with all the protective rights requirements. In addition, one of the holders is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At September 30, 2004, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

                Initial fair value........................... $           6,500
                Issuance costs...............................              (428)
                Accrued and unpaid dividend accretion........               324
                                                              -----------------
                Total carrying value......................... $           6,396
                                                              =================

14.  Series E Redeemable Preferred Stock

     On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Preferred Stock ("Series E Preferred") at a price of $100 per share. The Series E Preferred was purchased by three of the Company's principal shareholders. Dividends are earned at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred Stock. The Series E Preferred Stock is not convertible into shares of the Company's Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company's stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred Stock for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred Stock may demand that the Company redeem all the shares of the Series E Preferred Stock by paying the redemption price in cash to each holder of the Series E Preferred Stock. The Series E Preferred has been classified as a liability on the Company's consolidated balance sheet in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

     The carrying value of the Series E Preferred is periodically adjusted for any accrued and unpaid dividends. At September 30, 2004, the Series E Convertible Preferred carrying value consisted of the following (in thousands):

   Initial fair value....................................$     2,000
   Accrued and unpaid dividends..........................         10
                                                         -----------
        Total carrying value.........................    $     2,010
                                                         ===========


15.  Litigation


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

Overview

     We are the operator of ten (10) sports and fitness Clubs located in major metropolitan markets across the United States, including one Club operated under a management agreement. Our Clubs are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. Our Clubs, which are usually named The Sports Club/LA, are recognized as among the finest sports and fitness facilities in the United States. In 1999, we decided to focus our efforts on the national development of The Sports Club/LA brand. At that time, we sold all of our smaller sized Clubs. We also issued $100.0 million of Senior Secured Notes due in March 2006. The proceeds from these transactions were utilized to develop five additional new Clubs in New York City, Washington D.C., Boston and San Francisco. We have since opened The Sports Club/LA in Beverly Hills and are operating The Sports Club/LA-Miami under a management agreement.

     Most of our Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities provided, we have historically expended significant amounts to construct a new facility. We evaluate the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either "mature" or "recently opened". Mature Clubs are those Clubs where we believe the membership levels have reached a stable level and, based upon the amount of new membership sales and attrition, the size of the Club, we do not believe a significant growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature while the other six are considered to be recently opened; of these six Clubs, five were opened between 2000 and 2001, while The Sports Club/LA - Beverly Hills was opened in October 2003. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels historically have initially operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. Since 2000, we have invested significant amounts of cash in the construction and operation of these new Clubs. Our operating performances and our liquidity have been negatively impacted due to the start up nature of these Clubs and the initial construction cost.

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

     We have two primary sources of revenues. Our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these ancillary revenue sources is individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 37.9% of total Club revenue, and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Club's ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 26.4% is well below the normal in the industry.

     Our direct expenses include costs to operate our Clubs. These consist primarily of payroll and employee benefits, rent and other occupancy related costs, supplies, repairs, costs of products sold and various other operating costs. A significant amount of these costs is fixed in nature.

     General and administrative expenses include costs related to our centralized support functions such as accounting, information technology, development and our executive management. Costs associated with being a publicly-owned company are also included in this category. Selling expenses include our advertising, marketing department and promotional costs associated with the development of The Sports Club/LA brand and the generation of new memberships.

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

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. Initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over a period of three years, which represents the average life of a membership based upon historical data. Dues that are received in advance are recognized on a pro-rated basis over the periods in which services are to be provided. In addition, payments of last months' dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized when the services are performed based upon the estimated amount to be collected.

     Effective July 1, 2003, we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables. As a result of the adoption of EITF 00-21, the fair value of any products or services bundled with new membership sales, which can be unbundled, is now recorded as revenue when the product is delivered or the service is performed. Prior to the adoption of EITF 00-21, we considered all payments as initiation fees and no revenue was recorded for the products or services bundled with new memberships.

     Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our members' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, economic conditions, historical losses and our members' creditworthiness. The likelihood of a material collection loss is minimal because we collect most revenues in advance.

     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at September 30, 2004.

     Valuation of goodwill. Prior to January 1, 2002, we amortized goodwill, which represents the excess of the purchase price over the net assets acquired in business acquisitions, over 40 years. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. We are required to evaluate goodwill for impairment on at least an annual basis, or earlier, if a triggering event requires us to do so. We performed the analysis, as of December 31, 2002 and 2003, respectively, and determined that our remaining goodwill was not impaired. As of September 30, 2004, no triggering events have occurred that would require us to evaluate goodwill during any interim periods.

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

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003.

     Our revenues for the three months ended September 30, 2004, were $36.4 million, compared to $32.1 million for the same period in 2003, an increase of $4.3 million or 13.5%. Revenue increased by $2.1 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenue increased by another $1.4 million at the five Clubs opened in 2001 and 2002 primarily as a result of a 7.8% increase in membership at these Clubs and annual rate increases for monthly dues and other ancillary services. Revenue increased by $940,000 as a result of increased cost reimbursements due us primarily from our management of The Sports Club/LA-Miami, a non-owned Club in Florida. Revenue decreased by $112,000 at our SportsMed subsidiary primarily due to decreased patient visits, revenue increased by $63,000 primarily due to increased management fees earned from our management of The Sports Club/LA-Miami and revenue decreased by $40,000 at our three mature Clubs.

     Our direct expenses increased by $3.0 million (11.4%) to $29.5 million for the three months ended September 30, 2004, versus $26.5 million for the same period in 2003. Direct expenses increased by $2.1 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Direct expenses increased by $503,000 at the five Clubs opened in 2000 and 2001 primarily as a result of an increase in variable direct expenses associated with the 7.8% revenue growth that occurred at these five Clubs between September 30, 2003 and September 30, 2004. Direct expenses increased by $410,000 at our three mature Clubs and our SportsMed subsidiary primarily due to increased payroll costs. Direct expenses as a percent of revenue for the three months ended September 30, 2004, decreased to 81.1% from 82.6% for the same period in 2003. As membership levels and therefore revenues increase at the six new Clubs, the direct expense percentage should decrease. There is no assurance, however, that such membership or revenue growth will occur.

     General and administrative expenses were $1.9 million for the three months ended September 30, 2004, versus $2.0 million for the same period in 2003, a decrease of $51,000. Payroll and payroll related expenses for the three months ended September 30, 2004, increased by $47,000, primarily due to normal compensation increases. Accounting and legal fees decreased by approximately $544,000, primarily due to the reimbursement of certain legal costs incurred and expensed in prior years related to litigation at one of our Clubs. Outside service fees and travel expenses increased by $294,000, primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt and due to costs incurred for an advisor regarding certain potential real estate related transactions. As a result of the resignation of our Co-Chief Executive Officer, D. Michael Talla, we wrote-off the difference between the carrying value and cash value of his key-man life insurance policy. This write-down of the carrying value of the key-man life insurance policy resulted in an increase in general and administrative expenses of $189,000. Other minor increases and decreases in other general and administrative expenses accounting for a net decrease of $37,000. General and administrative expenses decreased as a percentage of revenue to 5.2% for the three months ended September 30, 2004, from 6.1% for the same period in 2003. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $1.2 million for the three months ended September 30, 2004, versus $1.1 million for the same period in 2003, an increase of $172,000 or 16.1%. Selling expenses increased by $128,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and increased by $44,000 at our other Clubs primarily due to the timing of our direct mail campaigns. Selling expenses as a percentage of revenue increased to 3.4% for the three months ended September 30, 2004, from 3.3% for the same period in 2003.

     Reimbursed costs were $1.3 million for the three months ended September 30, 2004, versus $327,000 for the same period in 2003, an increase of $940,000. These costs primarily relate to The Sports Club/LA-Miami, which is a non-owned Club that we manage for its owner. We receive a management fee for managing the Club and are reimbursed for all costs we advance on the owner's behalf. Management fees and reimbursed costs are recorded as revenue and the reimbursed costs are also recorded as expenses in our consolidated financial statements. The effect of reimbursed costs on our loss from operations is therefore zero, since reimbursed costs are both reported as revenue and as operating costs in our consolidated financial statements. The reimbursed costs of $327,000 for the three months ended September 30, 2003, represent pre-opening expenses incurred by us on the owner's behalf. The reimbursed costs of $1.3 million, for the three months ended September 30, 2004, represent operating costs of the Club, which opened in November 2003. The increase of $940,000 compared to the same period in 2003 is due to the Club becoming fully operational.

     Our depreciation and amortization expenses were $3.2 million for the three months ended September 30, 2004, versus $3.0 million for the same period in 2003, an increase of $208,000 or 7.0%. Depreciation and amortization expenses increased by $161,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003, and by $47,000 due principally to capital additions made at our other Clubs during 2003 and 2004.

     Pre-opening expenses of $902,000 for the three months ended September 30, 2003 consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

     On October 18, 2004, we sold three SportsMed physical therapy facilities. We continue to own and operate two SportsMed physical therapy facilities that are located in The Sports Club/LA Clubs located in Los Angeles and Orange County, California. We incurred a net loss on the sale, after costs of sale, of approximately $527,000. The September 30, 2004 operating statement includes a provision of $527,000 for the estimated loss on this sale.

     Our net interest expense increased by $154,000 (4.4%) to $3.7 million for the three months ended September 30, 2004, versus $3.5 million for the same period in 2003. Net interest expense increased by $195,000 due to the termination of the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Net interest expense decreased by $41,000 primarily due to a reduction of equipment financing loans.

     Our minority interests increased by $163,000 to $200,000 for the three months ended September 30, 2004, versus $37,000 for the same period in 2003. Minority interests increased by $163,000, as a result of the accrual of a minority interest at our Reebok Sports Club/NY. Prior to 2004, we had no obligation to share the profits of this partnership with our other partners.

     The tax provisions recorded for the three months ended September 30, 2004 and 2003 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the three months ended September 30, 2004 and 2003.

     After the tax provisions and dividends on preferred stock of $508,000 in 2004 and $351,000 in 2003, our consolidated net loss attributable to common shareholders was $5.7 million, or $0.30 per basic and diluted share for the three months ended September 30, 2004, versus a loss of $5.6 million, or $0.31 per basic and diluted share for the three months ended September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003.

     Our revenues for the nine months ended September 30, 2004, were $111.3 million, compared to $97.3 million for the same period in 2003, an increase of $14.0 million or 14.3%. Revenue increased by $5.8 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenue increased by another $5.3 million at the five Clubs opened in 2001 and 2002 primarily as a result of an 7.8% increase in membership at these Clubs and annual rate increases for monthly dues and other ancillary services. Revenue increased by $2.8 million primarily as a result of increased cost reimbursements due us from our management of The Sports Club/LA-Miami, a non-owned Club in Florida. Revenue decreased by $53,000 at our SportsMed subsidiary primarily due to decreased patient visits and revenue increased by $213,000 due to increased management fees earned primarily from our management of The Sports Club/LA-Miami. Revenue decreased by $103,000 at our three mature Clubs.

     Our direct expenses increased by $10.2 million (12.9%) to $89.4 million for the nine months ended September 30, 2004, versus $79.2 million for the same period in 2003. Direct expenses increased by $6.1 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Direct expenses increased by $2.7 million at the five Clubs opened in 2000 and 2001 primarily as a result of an increase in variable direct expenses associated with the 7.8% revenue growth that occurred at these five Clubs between September 30, 2003 and September 30, 2004. Direct expenses increased by $1.4 million at our three mature Clubs and our SportsMed subsidiary primarily due to increased payroll costs. Direct expenses as a percent of revenue for the nine months ended September 30, 2004, decreased to 80.3% from 81.4% for the same period in 2003. As membership levels and therefore revenues increase at the six new Clubs, the direct expense percentage should decrease. There is no assurance, however, that such membership or revenue growth will occur.

     General and administrative expenses were $6.1 million for the nine months ended September 30, 2004, versus $5.9 million for the same period in 2003, an increase of $231,000. Payroll and payroll-related expenses for the nine months ended September 30, 2004 increased by $158,000, primarily due to normal compensation increases. As a result of the resignation of our Co-Chief Executive Officer, D. Michael Talla, we wrote-off the difference between the carrying value and cash value of his key-man life insurance policy. This write-down of the carrying value of the key-man life insurance policy resulted in an increase in general and administrative expenses of $189,000. Accounting and legal fees decreased by approximately $455,000, primarily due to the reimbursement of certain legal costs incurred and expensed in prior years related to litigation at one of our Clubs. Outside service fees and travel expenses increased by $392,000, primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt and due to costs incurred for an advisor regarding certain potential real estate related transactions. There were other minor increases and decreases in other general and administrative expenses accounting for a net decrease of $53,000. General and administrative expenses decreased as a percentage of revenue to 5.5% for the nine months ended September 30, 2004, from 6.1% for the same period in 2003. We believe that general and administrative expenses should continue to decrease as a percentage of future revenues as we expand and achieve economies of scale. There is no assurance, however, that said expansion or economies of scale will be achieved.

     Our selling expenses were $4.0 million for the nine months ended September 30, 2004, versus $3.7 million for the same period in 2003, an increase of $371,000 or 10.1%. Selling expenses increased by $444,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and decreased by $73,000 at our other Clubs primarily due to the timing of our media advertising. Selling expenses as a percentage of revenue decreased to 3.6% for the nine months ended September 30, 2004, from 3.8% for the same period in 2003.

     Reimbursed costs were $3.8 million for the nine months ended September 30, 2004, versus $1.0 million for the same period in 2003, an increase of $2.8 million. These costs relate to The Sports Club/LA-Miami, which is a non-owned Club that we manage for its owner. We receive a management fee for managing the Club and are reimbursed for all costs we advance on the owner's behalf. Management fees and reimbursed costs are recorded as revenue and the reimbursed costs are also recorded as expenses in our consolidated financial statements. The effect of reimbursed costs on our loss from operations is therefore zero, since reimbursed costs are both reported as revenue and as operating costs in our consolidated financial statements. The reimbursed costs of $1.0 million, for the nine months ended September 30, 2003, represent pre-opening expenses incurred by us on the owner's behalf. The reimbursed costs of $3.8 million, for the nine months ended September 30, 2004, represent operating costs of the Club, which opened on October 7, 2003. The increase of $2.8 million compared to the same period in 2003 is due to the Club becoming fully operational.

     Our depreciation and amortization expenses were $9.5 million for the nine months ended September 30, 2004, versus $8.9 million for the same period in 2003, an increase of $619,000 or 6.9%. Depreciation and amortization expenses increased by $477,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and by $142,000 primarily due to capital additions made at our other Clubs during 2003 and 2004.

     Pre-opening expenses of $46,000 and $1.7 million for the nine months ended September 30, 2004 and nine months ended September 30, 2003, respectively, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

     We recorded a non-recurring charge of $1.1 million during the nine months ended September 30, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a proposed restructuring transaction that was initiated in April 2003 and abandoned in February 2004.

     On October 18, 2004, we sold three SportsMed physical therapy facilities. We continue to own and operate two SportsMed physical therapy facilities that are located in The Sports Club/LA Clubs located in Los Angeles and Orange County, California. We incurred a net loss on the sale, after costs of sale, of approximately $527,000. The September 30, 2004 operating statement includes a provision of $527,000 for the estimated loss on this sale.

     Our net interest expense increased by $980,000 (9.8%) to $11.0 million for the nine months ended September 30, 2004, versus $10.0 million for the same period in 2003. Net interest expense increased by $832,000 as a result of interest incurred on a new $20.0 million five-year mortgage loan, which funded on June 12, 2003. Net interest expense increased by $344,000 due to the termination of the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Net interest expensed decreased by $196,000 due principally to a reduction of equipment financing loans, and the payoff of the former credit line with our bank.

     Our minority interests increased by $603,000 to $716,000 for the nine months ended September 30, 2004, versus $113,00 for the same period in 2003. Minority interests increased by $603,000, as a result of the accrual of a minority interest at our Reebok Sports Club/NY. Prior to 2004, we had no obligation to share the profits of this partnership with our other parties.

     The tax provisions recorded for the nine months ended September 30, 2004 and 2003 are comprised of New York City and New York State income taxes incurred on pre-tax earnings at Reebok Sports Club/NY. We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the nine months ended September 30, 2004 and 2003.

     After the tax provisions and dividends on preferred stock of $1.4 million in 2004 and $1.0 million in 2003, our consolidated net loss attributable to common shareholders was $16.8 million, or $0.90 per basic and diluted share for the nine months ended September 30, 2004, versus a loss of $14.7 million, or $0.80 per basic and diluted share for the nine months ended September 30, 2003.

Non-GAAP Financial Measures

     We use the term "EBITDA" in this discussion.  EBITDA consists of net income
(loss) plus interest, net, provision for income taxes and depreciation and amortization. This term, as we define it, may not be comparable to a similarly-titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use EBITDA and EBITDA margin as measures of operating performance. EBITDA should not be considered as a substitute for net income (loss), cash flows provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. We believe EBITDA is useful to an investor in evaluating our operating performance and liquidity because:

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

     Below is a reconciliation of EBITDA to net income ($'s in thousands):

                                                           Nine Months Ended
                                                          September 30, 2004
                                                          ------------------
    EBITDA     ......................................   $              5,573
        Depreciation and amortization................                 (9,539)
        Interest, net................................                (11,017)
        Provision for income taxes...................                   (387)
                                                        --------------------
    Net loss   ......................................   $            (15,370)
                                                        =====================

Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash flows from operations. Our primary liquidity needs the past several years have been the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.

     In order to make our March 15, 2004 and September 15, 2004 semi-annual interest payments on the Senior Secured Notes, we issued $6.5 million of a newly-created class of Series D Convertible Preferred Stock and $2.0 million of a newly-created class of Series E Preferred Stock, respectively. We are not certain that amounts we will generate from operations through March 15, 2005 will be sufficient for us to make the Senior Secured Note interest payment due on March 15, 2005. If cash flows from operations are insufficient to make the March 15, 2005 or future interest payments, we will be required to dispose of assets or sell additional equity or debt securities to generate cash to make such payments. There can be no assurance that we will be able to sell assets or issue additional equity or debt securities, or that any such sales or issuances will be on reasonable terms. If we were unable to complete such sales or issuances prior to the date such interest payments are due, our ability to continue to operate our business would be materially adversely affected.

     We have engaged an independent investment banker to assist us in selling certain assets or Clubs in order to generate cash for working capital purposes and to retire a portion of the Senior Secured Notes. While we are optimistic that such sales will be completed, no assurance can be given that such transactions will be consummated.

     Additional funds will be required to provide working capital and to service interest payments on our Senior Secured Notes. In addition, we will not consider future acquisitions or the development or management of new Clubs unless such transactions are structured in a way that would not require significant expenditures of our capital; would be done in partnership with other development partners or other third parties; would be expected to generate cash flow; or would further enhance The Sports Club/LA brand name in the market place.

Operating Activities

     Our cash balance on September 30, 2004 was $2.4 million. During the first nine months of 2004, our earnings before interest, taxes, depreciation and amortization ("EBITDA") were $5.6 million. We believe we will continue to generate positive EBITDA and that such amount will increase as our new Clubs continue to mature.

     We have various deposits that secure our performance under several contracts. We expect to receive back $2.2 million of such deposits in the fourth quarter of 2004 and $500,000 in the first quarter of 2005.

Investing Activities

     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Capital expenditures related to new Clubs were approximately $1.4 million in the first nine months of 2004. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our existing Clubs were approximately $2.5 million in the first nine months of 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We have budgeted approximately $527,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

     On April 22, 2002, we signed a lease to develop The Sports Club/LA - Beverly Hills. The new Sports Club/LA, of approximately 40,000 square feet, is located at 9601 Wilshire Boulevard in the heart of the Beverly Hills retail and commercial district. We view the Beverly Hills market as an excellent location for The Sports Club/LA brand and this Club may serve as a prototype for smaller size Clubs to be built in locations near existing The Sports Club/LA sites. At September 30, 2004, all construction costs for this Club have been accrued and paid. The Club opened in October 2003.

     We entered into a management service agreement with Terremark Brickell II Ltd., an affiliate of Millennium (one of our principal shareholders) to manage The Sports Club/LA - Miami. Millennium provided all the capital to develop this facility and retained a 100% ownership in the Club. We earn a management fee based upon the Club's revenues and can also earn a profit participation based upon the Club's net operating income. We were not required to invest any of our capital into this development. The Club opened in November 2003.

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

     The Indenture allows us to incur up to $10.0 million of equipment financing obligations. At September 30, 2004, we had $533,000 of equipment financing obligations outstanding and would be allowed to finance an additional $9.5 million with new equipment purchased serving as collateral. We make monthly principal and interest payments on this debt. These monthly payments are currently $124,000 and they will continue until December 2004, when a significant portion of the debt will be repaid.

     In March 2004, three of our principal shareholders purchased $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement. The proceeds were used to pay the March 15, 2004 interest payment on our Senior Secured Notes and to provide additional working capital. In September 2004, we issued a newly created class of Series E Preferred Stock in a private placement in the amount of $2.0 million. The proceeds were used to pay a portion of the September 15, 2004 interest payment on our Senior Secured Notes.

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through September 30, 2005, are estimated to be as follows (amounts in thousands):

          Indenture interest...........................    $      11,375
          Information system upgrades..................              527
          Payments on long-term debt...................            2,222
                                                           -------------
                                                           $      14,124
                                                           =============

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of September 30, 2004, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. At September 30, 2004, the fair value of the Senior Secured Notes was approximately $94.0 million. We also have a $19.6 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the quarterly period ended September 30, 2004. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). In light of certain deficiencies in our controls and procedures identified by our former independent auditor, KPMG LLP ("KPMG"), as more particularly described below, the CEO and CFO have concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective at a reasonable assurance level.

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

     As a result of KPMG's observations, the Audit Committee has authorized and directed management to devise and implement actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls over financial reporting and to provide reasonable assurance that our disclosure controls and procedures allow for the accurate presentation and timely filing of our financial statements. Our accounting personnel have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002, and have consulted with our outside counsel with respect to those obligations. We are now performing regular analyses of revenues attributable to private training and management fees. In addition, our accounting personnel have determined that if there should occur any changes in existing accounting rules or policies, or if accounting principles are adopted, which apply to our financial accounts (particularly with respect to the manner in which private training revenues, management fees, goodwill and dividend accrual is accounted for), such matters will be brought to the attention of our independent auditor and, if necessary, outside counsel to ensure that all required disclosures are accurate and complete and are made in a timely fashion. We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures that we believe will address the conditions identified by KPMG as a material weakness, including the following:

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

Item 2. Changes in Securities

     On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Preferred Stock ("Series E Preferred") at a price of $100 per share. The Series E Preferred was purchased by three of the Company's principal shareholders. Dividends are earned at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred Stock. The Series E Preferred Stock is not convertible into shares of the Company's Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company's stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may redeem all or part of the Series E Preferred Stock for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred Stock may demand that the Company redeem all the shares of the Series E Preferred Stock by paying the redemption price in cash to each holder of the Series E Preferred Stock.

     The carrying value of the Series E Preferred is periodically adjusted for any accrued and unpaid dividends. At September 30, 2004, the Series E Convertible Preferred carrying value consisted of the following (in thousands):

   Initial fair value....................................$     2,000
   Accrued and unpaid dividends..........................         10
                                                         -----------
        Total carrying value.........................    $     2,010
                                                         ===========

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

          31.1 Certification of Rex A. Licklider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Timothy O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Rex A. Licklider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Timothy O'Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b) The following reports on Form 8-K have been filed between July 1, 2004 and September 30, 2004:

     July 12, 2004. We filed a report on Form 8-K announcing that on July 6, 2004, we notified KPMG LLP ("KPMG") that we would not be renewing our engagement of KPMG as our principal accountants for the audit of our consolidated financial statements for the year ending December 31, 2004. Our Audit Committee of the Board of Directors approved the termination of KPMG as our principal accountants.

     We did not have any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG's satisfaction, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     In performing its audit of our consolidated financial statements for the year ended December 31, 2003, KPMG noted a matter involving our internal controls that it considered to be a reportable condition. A reportable condition, which may or may not be determined to be a material weaknesses, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statement. The reportable condition, which was considered to be a material weakness, noted that we did not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. Specifically, KPMG stated that during their quarterly review for the quarter ended March 31, 2003, they noted we had not properly accounted for private training revenues. In addition, during their 2003 audit, KPMG noted we were not properly accounting for our management arrangement for The Sports Club/LA - Miami, that we had not properly implemented Statement of Financial Accounting Standard No. 142, relating to goodwill and had not properly accounted for the accretion of dividends on Series C Preferred Stock. KPMG indicated that we should enhance our financial and accounting personnel staffing levels or take other actions (i.e. attend training seminars on new accounting pronouncements) to ensure that we have appropriate resources to implement new accounting standards and apply existing accounting standards to new transactions.

     August 16, 2004. We filed a report on Form 8-K announcing that on August 13, 2004, we issued a press release announcing the second quarter 2004 operating results. A copy of the press release was furnished to the United States Securities and Exchange Commission with this current report on Form 8-K as an exhibit.

     August 23, 2004. We filed a report on Form 8-K announcing that (i) on July 6, 2004, we notified KPMG LLP ("KPMG") that we would not be renewing our engagement of

KPMG as our principal accountants for the audit of our consolidated financial statements for the year ending December 31, 2004, (ii) KPMG's dismissal will be effective upon KPMG's completion of its review of our unaudited condensed consolidated interim financial statements included in our Form 10-Q for the quarter ended June 30, 2004, and (iii) the Audit Committee of our Board of Directors approved the termination of KPMG as our principal accountants.

     We filed our Form 10-Q for the period ended June 30, 2004 on August 16, 2004 and accordingly KPMG was dismissed effective August 16, 2004.

     September 17, 2004. We filed a report on Form 8-K announcing that on September 14, 2004, we completed a $2,000,000 private placement of a newly created series of preferred stock. D. Michael Talla, Rex A. Licklider, and affiliates of Kayne Anderson Capital Advisors, three of our existing stockholders, purchased the entire offering. Additionally, Rex A. Licklider serves as our Chief Executive Officer and each of the purchasers is a member of, or is represented by a member on, our Board of Directors.

     The proceeds of the offering were used to assist us in making the September 15, 2004 interest payment on our Senior Secured Notes.

     We also announced that on September 13, 2004, the American Stock Exchange (the "Exchange") informed us that we are not in compliance with certain of the Exchange's continued listing standards as set forth in the Exchange's Company Guide. Specifically, the Exchange noted that our stockholders' equity is less than $2 million, and we have reported net losses in two of our most recent fiscal years, in violation of Section 1003(a)(i); our stockholders' equity is less than $4 million, and we have sustained losses in three of our four most recent fiscal years, in violation of Section 1003(a)(ii); and we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, whether we will be able to continue operations or meet our obligations as they mature, in violation of Section 1003(a)(iv). In order to maintain the listing of our Common Stock, $0.01 par value (the "Common Stock"), on the Exchange, we must submit a plan by October 14, 2004, advising the Exchange of action we have taken, or will take, that would bring us into compliance with the applicable listing standards. If the Exchange accepts the plan, we may be able to continue listing during the plan period of up to 18 months, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If the Exchange does not accept our plan, or, even if accepted, we are not in compliance with the continued listing standards at the end of the 18-month period or we do not make progress consistent with the plan during such period, the Exchange may initiate delisting proceedings with respect to the Common Stock.

     We submitted the plan to the Exchange an our Common Stock continues to trade on the Exchange.

     September 29, 2004. We filed a report on Form 8-K announcing that effective September 27, 2004, Stonefield Josephson, Inc. has agreed to act as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2004. We did not consult the new accountant prior to its engagement regarding the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE SPORTS CLUB COMPANY, INC.


Date: November 19, 2004                by    /s/ Rex A. Licklider
                                             -----------------------------------
                                             Rex A. Licklider
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: November 19, 2004                by    /s/ Timothy M. O'Brien
                                             -----------------------------------
                                             Timothy M. O'Brien
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

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


Dated, November 19, 2004

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

Dated, November 19, 2004

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                         (i) The Report fully  complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                         (ii) The information  contained  in  the Report  fairly
represents, in all material respects, the financial condition and result of operations of the Company.


                           /s/ Rex A. Licklider
                           --------------------------------
                           The Sports Club Company, Inc.
                           Chief Executive Officer
                           November 19, 2004

                                                                    EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                         (i) The Report fully complies with  the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                         (ii) The  information  contained  in  the Report fairly
represents, in all material respects, the financial condition and result of operations of the Company.


                           /s/ Timothy O'Brien
                           ---------------------------------
                           The Sports Club Company, Inc.
                           Chief Financial Officer
                           November 19, 2004