Form 10-K
period 2004-12-31
SPORTS CLUB CO INC
filed 2005-10-03
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                      to
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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     As of June 30, 2004, the aggregate market value of the Common Stock, par value $.01 per share, (the only class of common equity of the registrant outstanding) held by non-affiliates was $7,184,586.

PART I
ITEM 1. BUSINESS
General
     We were incorporated in Delaware in 1994 to consolidate the ownership of several sports and fitness clubs. We currently own and operate eight Clubs under “The Sports Club/LA” name in Los Angeles, Beverly Hills, Orange County, Washington D.C., Boston, San Francisco and at Rockefeller Center and the Upper East Side in New York City. We also operate and own a majority interest in Reebok Sports Club/NY, and operate The Sports Club/LA in Miami under a management agreement. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service-oriented, state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.
     Our Clubs (hereinafter referred to as “Clubs” or “The Sports Club/LA”) are conveniently located and are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. The Sports Club/LA sites are designed as “urban country clubs,” and most Clubs range in size from 90,000 to 140,000 square feet. Initiation fees and monthly membership dues at The Sports Club/LA are higher than those charged by most other sports and fitness clubs. Income from ancillary services and products, including private training, food and beverage and spa services, also constitutes a significant portion of our revenues. Our subsidiary, The SportsMed Company (“SportsMed”), operates physical therapy facilities in our Clubs in Los Angeles and Orange County.
     According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the industry’s leading trade organization, it is estimated that 39.4 million Americans were members of more than 20,000 sports and fitness clubs in 2003. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 7.7% from $7.8 billion in 1995 to $14.1 billion in 2003. The industry has benefited from the general public’s increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 54% of all memberships and are the fastest growing segment of the industry.
Recent Events
Sale of Assets and Debt Restructuring
     In December 2004, we committed to a plan and came to an understanding to sell six of our nine sports and fitness complexes to an affiliate of Millennium Partners for $65.0 million. Millennium Partners (collectively with its affiliates “Millennium”) is our largest stockholder and is our landlord at four of these Clubs. The Clubs to be sold include our three facilities located in New York City, and single Clubs in Boston, Massachusetts, Washington D.C. and San Francisco, California. In addition, our management agreement for the Club in Miami, Florida will be assigned to Millennium. Based on the following (i) we have $100 million of terms loans which are due in March 2006, (ii) Millennium is the landlord at four of the Clubs which are part of this transaction and they are the owner of the Club in Miami and therefore have an interest in these Clubs and (iii) Millennium has representation of the Board of Directors and have access to the financial information relating to these Clubs, management concluded that, as of December 31, 2004, the sale was probable and is expected to occur prior to December 31, 2005. On February 8, 2005, we entered into a formal letter of intent with Millennium. Following the sale, we will continue to own and operate our three Southern California Clubs. The letter of intent is nonbinding is subject to the execution of definitive agreements and the satisfaction of a number of other conditions. We have formed a Special Committee of our Board of Directors to approve the transaction. The proposal to sell assets will be evaluated by the Special Committee and its independent financial advisor, Barnett & Partners LLC. Since signing of the letter of intent, we have actively negotiated the terms of the definitive asset purchase agreement and have reached an understanding on substantially all the terms of the agreement with Millennium. We expect to execute the definitive asset purchase agreement in October 2005.

     As part of the proposed transaction, we intend to arrange for new financing secured by our real property in West Los Angeles and use a portion of the proceeds from the asset sale and new financing to retire our outstanding $100.0 million of Senior Secured Notes due in March 2006.
     We previously announced a potential “going private” transaction in connection with the foregoing sale of assets and debt restructuring. We do not presently contemplate that such a transaction will be consummated in connection with the sale of assets and debt restructuring. However, following consummation of the foregoing transactions we intend to continue to consider transactions to retire some of our outstanding Common or Preferred Stock.
     We are actively negotiating the foregoing transactions and while we expect to successfully conclude them we have not entered into binding agreements for any of them and can give no assurances that any or all the proposed transactions will be completed.
Issuance of Preferred Stock
     On September 14, 2004, we completed a $2.0 million private placement of a newly created series of Preferred Stock. We received $2.0 million in cash and issued 20,000 shares of $.01 per value Series E Preferred Stock at a price of $100 per share. Proceeds from the sale were primarily used to make our September 15, 2004 interest payment on our Senior Secured Notes. At any time after May 31, 2006, provided we are legally able to do so, (i) we may redeem all or part of the Series E Preferred Stock for cash at the redemption price of $100 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred Stock may demand that we redeem all the shares of the Series E Preferred Stock by paying the redemption price in cash to each holder of the Series E Preferred Stock.
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
The Sports Club/LA
     The Sports Club/LA ranges in size from 40,000 to 140,000 square feet and typically includes the following features:
•	large, fully equipped gyms with state-of-the-art fitness equipment, including weight training, cardio- vascular equipment, flexibility centers and functional performance areas,

•	basketball, volleyball, racquetball, squash, tennis and paddle tennis courts,

•	group exercise studios featuring classes throughout the day and evening, seven days a week, including aerobics, yoga, dance, muscle conditioning, boxing, martial arts, pilates and bodymind,

•	group cycling studios,

•	rock climbing walls,

•	boxing studios,

•	swimming pools, sundecks, golf practice nets and running tracks,

•	destination city spa offering massage, facials and full body treatments,

•	men’s and women’s locker rooms featuring wood lockers,

•	steam rooms, saunas and Jacuzzis,

•	restaurants, sports bars, private dining/conference rooms and media centers,

•	valet parking, pro shops, hair salons and childcare services,

•	sports medicine and physical therapy facilities,

•	personal trainers to develop and supervise members’ exercise routines,

•	registered dietitians for nutritional consultations,

•	FitLab assessment centers,

•	PTS Private Trainer System nutritional programs and products,

•	interactive children’s classes, as well as supervised age-specific junior recreation rooms and junior programs such as gymnastics, martial arts and dance,

•	instruction in racquet sports, golf, swimming, boxing, martial arts and rock climbing,

•	full-time activities directors responsible for social and media events for members, including organizing trips, lectures and charity events,

•	sports instructors who present sports tournaments, leagues and classes, and

•	wellness protocols such as exercise regimens designed for specific groups of members.
     We currently have ten Sports Clubs in operation. The original Sports Club/LA opened in 1987 in West Los Angeles, California, near the affluent communities of Santa Monica, Brentwood, Beverly Hills, Bel Air, Westwood and Century City. We opened The Sports Club/LA-Beverly Hills in October 2003. This 40,000 square foot Club is located in the heart of Beverly Hill’s retail and commercial district. The Sports Club/LA — Orange County opened in 1990 in Irvine, California near Newport Beach.
     We operate three Clubs in New York City. Reebok Sports Club/NY opened in 1995 on Manhattan’s upper west side, and was developed in partnership with a subsidiary of Reebok International, Ltd. (“Reebok”) Millennium. We manage the operations and own a 60% interest in the partnership that owns this Club. Reebok and Millennium have each retained an interest in the partnership. We opened The Sports Club/LA at two locations in New York City in 2000. The Sports Club/LA — New York at Rockefeller Center was opened in February 2000. This Club was designed to service the executive business community in midtown Manhattan. The Sports Club/LA — New York in New York City’s Upper East Side was opened in September 2000. This site is the location of the former Vertical Club, which was closed in February 1999 for major renovation and conversion to The Sports Club/LA and serves the affluent residential Upper East Side area of New York City.
     We also operate The Sports Club/LA at four other sites developed by Millennium. The Sports Club/LA — Washington D.C. opened in October 2000. This 100,000 square foot Club is located at 22nd and M Streets between Washington D.C.’s business district and Georgetown. The Sports Club/LA — Boston opened in September 2001. This Club overlooks the historic Boston Common and is located a short distance from the city’s financial district. Both of these Clubs are co-located with a Ritz Carlton Hotel. The Sports Club/LA — San Francisco has been open since October 2001. This Club is located in the Four Seasons Hotel and Residences in the emerging South of Market Area in San Francisco. The Sports Club/LA — Miami opened in November 2003. We operate this Club pursuant to a management agreement with Millennium, which has retained 100% ownership in the Club’s operations. We receive a management fee consisting of a flat percentage of cash revenues plus a share of the Club’s operating income.

The SportsMed Company, Inc.
     Our SportsMed subsidiary operates physical therapy facilities within The Sports Club/LA in Los Angeles and Orange County. The clinics are staffed by exercise physiologists, physical therapists and registered dietitians who provide services to members and others. We believe that SportsMed provides valuable services, which are complementary to the other services provided by the Clubs. SportsMed also operated facilities within the Spectrum Club — Valencia, the Spectrum Club - Thousand Oaks and in a stand-alone facility in Calabasas, California. In October 2004, we sold these three locations to another physical therapy operator.
Development of New Clubs
     Recent New Club Developments. In October 2003, we opened The Sports Club/LA — Beverly Hills. This 40,000 square foot Club is located in the heart of the Beverly Hills retail and commercial district. This Club may serve as the prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites.
     In 2000 and 2001, we completed the development of five new The Sports Club/LA sites. Two of these Clubs are located in New York City and, when combined with our Reebok Sports Club/NY site, form a trio of Clubs located in residential areas on the East and West sides and the central midtown business district of New York City. Three of the new The Sports Club/LA sites were developed with Millennium, with whom we developed Reebok Sports Club/NY. Millennium is a developer of premier multi-use projects and is funded by Quantum Realty Fund, a member of the Quantum Group of Funds, which are off-shore investment funds managed by Soros Fund Management, a management firm headed by George Soros; Goldman Sachs’ Whitehall Street Real Estate Limited Partnerships; and Millennium Entertainment Partners L.P., a consortium of German insurance companies. These Clubs are located in projects developed by Millennium in prime, metropolitan locations that, like the project containing Reebok Sports Club/NY, include commercial, retail, entertainment and residential space. In addition, each of these developments includes either a Ritz Carlton or Four Seasons hotel. These Clubs are approximately 100,000 square feet each and offer services typically found at other Sports Club/LA sites.
     Performance of Newly Developed and Acquired Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a negative cash flow or only a slight positive cash flow during the first two years of operation as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. This trend has continued at The Sports Club/LA sites we opened since 2000. Four of these Clubs are now operating at a positive cash flow level while two Clubs are still building the membership base necessary to achieve this level. We believe that our revenues from these two Clubs will increase as membership levels mature. However, because of the significant occupancy costs at the Clubs, they may not achieve positive cash flows.

Future New Club Developments
     The completion of The Sports Club/LA at six new sites has required significant financial resources. In addition, our current financing arrangements and level of operating cash flow make it difficult to secure the financing to develop additional new sites. Therefore, our primary focus is now on selling existing assets to reduce our outstanding debt and improving the operating performance of our existing Clubs. We are pursuing The Sports Club/LA developments at new sites that are financially structured to not require us to make a significant capital investment. We would consider entering into joint ventures, partnership agreements or management agreements for the purpose of developing new Clubs.
     We currently operate The Sports Club/LA — Miami. Millennium is the owner of this Club. They provided all funds necessary to construct and equip the Club. We manage the Club’s operations for which we receive a management fee based upon both the gross revenues and net cash flow of the Club. We also license The Sports Club/LA name to Millennium. This structure allows us to expand our brand and receive an immediate earnings stream, with the potential for additional profits, without making any capital investment. We would consider entering into similarly structured agreements to manage other Clubs.
Sales and Marketing
     Strategy. The Sports Club/LA is marketed as an “urban country club” offering personalized attention and multiple amenities and services. We believe that the facilities and services provided and the image of The Sports Club/LA as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. The Sports Club/LA emphasizes personalized service and instruction and the creation of an “urban country club” atmosphere in which members can relax and socialize. Our marketing efforts at established Sports Club/LA locations emphasize retaining existing members, replacing members who leave with new members and increasing ancillary revenues from services such as private training and spa services. Our focus at the newer Sports Club/LA locations is on attracting additional members.
     Referrals, Endorsements and Advertising. Word-of-mouth referrals and endorsements by existing members are The Sports Club/LA’s most important source of new members. In addition, The Sports Club/LA utilizes targeted marketing programs, which include advertisements, promotions, public relations and community events. The principal marketing media for the Clubs are direct mail and print advertisements. Special events and special membership programs supplement the print advertisements. The Sports Club/LA hosts corporate parties and charity benefits and often donates free or discounted memberships to charitable organizations. We also conduct periodic membership drives whereby referring members are entitled to receive special gifts and other incentives. We believe that we will be able to continue to utilize these marketing strategies.
     Targeted Members. The largest segment of the membership base for The Sports Club/LA consists of health-conscious individuals. We target four other groups in order to expand membership: corporate members, medical referrals, families, and seniors. Each of these groups requires specialized exercise/fitness programs and we have developed specific programs to attract members of these groups.
     Corporate Programs. We believe the corporate market is a significant source of new members, due to the proximity of The Sports Club/LA to business centers. Our members use the Clubs to conduct business and to develop and maintain business contacts. We employ several Corporate Membership Directors whose principal responsibilities are to solicit corporate memberships from businesses operating in the vicinity of the Clubs. The Sports Club/LA offers corporate group-discounted initiation fees depending upon the number of new members involved. We believe that corporations are favorably disposed to The Sports Club/LA because of the positive impact regular exercise and overall fitness can have on employee absenteeism, morale and productivity.
     Medical Referrals. We target members from the medical referral market through our SportsMed subsidiary by offering specific rehabilitation and exercise protocols to complement other forms of physical therapy recommended by a physician or medical group. We also offer a “next-step” program for

SportsMed patients who complete their physical therapy programs and are looking for an option to complete their rehabilitation by becoming members of The Sports Club/LA.
     Family Programs. We believe that the family market has considerable potential, as younger members grow older, marry and have children and seek recreational activities in which the entire family can participate. To attract the family market, we have implemented “Fun-N-Fit” programs that offer programs to children between the ages of 6 months and 15 years and involve youth sports camps and clinics, fitness programs, art classes and birthday parties. The Sports Club/LA’s weight-training, basketball and swimming pool facilities are made available to children and their parents during Family Day, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Sports Club/LA provides individualized sports instruction and offers multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.
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
     To aid in the development and continuing education of our management staff, we offer a workshop entitled “Introduction to Management” for newly hired management personnel and other employees demonstrating management skills. The workshop is intended to educate managers in the areas of instilling our Company philosophy, policies and procedures, safety, workers’ compensation, managing people, communication, group problem solving, training, coaching, motivation, feedback, recognition, counseling, evaluations, as well as time and stress management. Topics are added periodically to reflect new management techniques or operating issues. These seminars, generally consisting of three eight-hour sessions, are held six times a year or as needed for new employees. Additionally, our management personnel are required to participate in our Manager on Duty Program and other management and sales seminars to maintain and develop their skills.
     We provide additional seminars specifically designed for targeted employee groups. Seminars providing specialized instruction for program directors, private trainers, group exercise instructors and sales/marketing personnel are offered at various times during the year, for which attendance on the part of newly hired personnel is mandatory. We place particular emphasis on our sales/marketing training seminars that are given once every two months by a personnel instructor. In these seminars, all new membership directors complete 20 hours of participation and all other membership directors are expected to complete four hours of participation every two months. Our fitness instructors are trained to assist in the sales function and to implement fitness testing and individually tailored exercise programs. Most instructors are college-educated and all trainers are required to be certified by the National Academy of Sports Medicine. Our group exercise instructors hold nationally recognized certifications and must have at least one year of teaching experience before they are permitted to teach at The Sports Club/LA. They are also required to participate in ongoing training and periodic re-evaluation.

     Lastly, all line staff can voluntarily participate in quarterly workshops that are offered through our human resources department. Workshop topics include conflict resolution, communication and member service; topics vary depending on the Club’s current training needs.
Membership Programs
     Membership at The Sports Club/LA requires an initiation fee plus monthly membership dues. Initiation fees are required to be paid upfront or during the member’s first year. Members are currently required to pay their dues on a monthly basis by electronic funds transfer, by which each member is automatically debited each month for dues either through a checking account or credit card.
     The Sports Club/LA offers three types of memberships: executive, health and racquet sports. The Sports Club/LA’s initiation fees and monthly membership dues vary depending on the location of the Club and the type of membership. The Sports Clubs’ market rate for initiation fees range from $400 to $2,900 and monthly membership dues range from $115 to $300. Corporate, bicoastal and spousal memberships are also available. We offer the following membership options:
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
     Racquet Sports Membership. Racquet sports memberships are currently offered at The Sports Club/LA — Orange County, The Sports Club/LA — Boston and The Sports Club/LA — Washington D.C. In addition to use of the Club’s facilities, this membership includes unlimited use of racquetball, squash, paddle tennis and tennis courts, depending upon the individual Club’s facilities.
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

Trademarks and Trade Names
     We have registered our “flying lady” logo as a stand-alone design and in combination with “The Sports Club/LA” name under federal trademark laws. Internationally, we have registered “The Sports Club/LA” name and logo in Japan and throughout Europe under a joint “European Community” trademark.
     We have also obtained federal protection for our food and nutritional products that are marketed under the trade names of Private Trainer System and PTS.
     Additionally, we have received trademark approval for several of our fitness programs, including BodyArt, REV and others. We have obtained full protection under Federal trademark laws for our SportsMed subsidiary name, Splash, the name of our spas, and For Kids Only, our childcare and children’s fitness program, as each such name is used in conjunction with its stylized design. We believe our trademarks and other proprietary rights are significant elements in our marketing and branding strategies and we aggressively protect all such rights.
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

Employees
     At August 31, 2005, we had 2,592 employees, most of who are employed on a part-time basis in Club operating activities such as aerobics, private training and food and beverage services. At August 31, 2005, we employed 1,039 full-time employees, 960 of whom were involved in The Sports Club/LA operations such as sales, management, private training, food and beverage or support staff, 23 of whom work for our SportsMed subsidiary and 56 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.
Available Information
     Quarterly and annual reports on Form 10-Q and Form 10-K can be accessed through the SEC website at http://www.sec.gov/edgar/searchedgar/webusers.htm. The website for the “Public Company Accounting Oversight Board” is http://www.pcaobus.org/.

ITEM 2. PROPERTIES
     We own the real estate at The Sports Club/LA — Orange County and The Sports Club/LA — Los Angeles (subject to a minority interest held by our Chairman D. Michael Talla). All other premises on which the Clubs are located are leased. Our owned real property is pledged to secure our $100 million of outstanding Senior Secured Notes due in March 2006 and our $19.5 million mortgage note.
     The following table provides certain information concerning our Clubs:

	Approximate	Open Date	Own or Lease
Club	Square Feet	(1)	Expiration Date	Renewal Option
The Sports Club/LA — Los Angeles (2)	100,000	1994 A	Own	N/A
The Sports Club/LA — Orange County	130,000	1994 A	Own	N/A
Reebok Sports Club/NY(3)	140,000	1995 O	4/17/15	Three 14-year options
The Sports Club/LA — Rockefeller Center	90,000	2000 O	1/31/13	Two 5-year options
The Sports Club/LA — Upper East Side	140,000	2000 O	12/31/20	Two 5-year options
The Sports Club/LA — Washington D.C.(4)	100,000	2000 O	10/31/20	Three 14-year options
The Sports Club/LA — Boston(4)	100,000	2001 O	8/31/21	Three 14-year options
The Sports Club/LA — San Francisco(5)	90,000	2001 O	9/30/21	Three 14-year options
The Sports Club/LA — Beverly Hills	40,000	2003 O	4/30/18	One 10-year option

(1)	Date of acquisition (“A”) or opening (“O”).

(2)	D. Michael Talla, our Chairman, has the right to 49.9% of the first $300,000 of annual operating income from the partnership, which owns The Sports Club/LA — Los Angeles.

(3)	We have entered into a lease agreement with Millennium with respect to this property. We are entitled to certain priority distributions from the partnership that owns this Club. After payment of such priority distributions, which is expected to occur in the first half of 2005, we are entitled to 60% of all additional profits.

(4)	We have entered into a lease agreement with Millennium for this Club. The lease provides that Millennium is to receive 25% of cash flows as additional rent after we earn certain priority distributions.

(5)	We have entered into a lease agreement with Millennium for this Club. The lease provides that Millennium is to receive 60% of cash flows as additional rent after we earn certain priority distributions.
     We remain obligated under lease agreements for six of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements that provide for all operating costs of these facilities to be assumed by the new owners.
     All of the Clubs maintain comprehensive casualty, liability, terrorism and business interruption insurance. Clubs located in California maintain a blanket $35.0 million earthquake insurance policy. We believe that our insurance coverage is in accordance with or above industry standards. There are, however, certain types of losses that may be either uninsurable or not economically insurable, and insurance proceeds may not adequately compensate us for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and our anticipated profits from the affected Clubs. Any such event could have a material adverse effect on our operations.
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

	Price Range of Common Stock
Calendar Quarter	High	Low
Year Ended December 31, 2003:
First Quarter	$2.50	$2.15
Second Quarter	2.87	2.40
Third Quarter	3.00	2.50
Fourth Quarter	2.70	1.65

Year Ended December 31, 2004:
First Quarter	2.35	1.80
Second Quarter	1.72	1.45
Third Quarter	1.75	1.26
Fourth Quarter	1.84	1.62

Year Ending December 31, 2005:
First Quarter	1.95	1.39
Second Quarter	1.95	1.46
Third Quarter (through September 15th)	1.69	1.37
     As of September 15, 2005, we had 65 stockholders of record and approximately 270 non-objecting beneficial owners. The closing price of our Common Stock as reported by the American Stock Exchange (“AMEX”) on September 15, 2005 was $1.45.
     On September 13, 2004, AMEX notified us that we had not met certain of the AMEX continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded an opportunity to respond and on October 21, 2004, submitted a plan to comply with the AMEX listing standards. On November 29, 2004, AMEX approved our plan and granted us an extension of time to regain compliance with the continued listing standards. We are subject to periodic AMEX review and our failure to regain compliance with the continued listing standards by the end of the extension period, or March 13, 2006, could result in our Common Stock being delisted from the AMEX.
     On April 20, 2005, AMEX notified us that we had not met certain of the AMEX continued listing standards, specifically sections 134 and 1101, due to our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2004. Our failure to timely file our quarterly report on Form 10-Q for the quarter ended March 31, 2005 has triggered an additional deficiency under Sections 1003(d), 134 and 1101.
     On June 13, 2005, due to our continued inability to file our financial reports, AMEX notified us of its determination to prohibit the continued listing of our Common Stock on AMEX and to initiate delisting proceedings. We requested a hearing before the Listing Qualifications Panel of the AMEX Committee on Securities (the “Panel”) to appeal the AMEX determination and on August 8, 2005, we appeared before the Panel to present our case. Based on the written and oral presentations made at the hearing, the Panel has deferred its decision on the delisting of our Common Stock to September 30, 2005. We expect to file the required financial reports on or before September 30, 2005 and to make further written submissions to the Panel in advance of the determination date. Until the Panel’s final determination and the expiration of any exception granted, our Common Stock will continue to be traded on AMEX.

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

Equity Compensation Plan Information
     The following information summarizes our equity compensation plans as of December 31, 2004.

	Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders:

The Sports Club Company, Inc. 2001 Stock Incentive Plan	350,839	3.1087	2,149,161

The Sports Club Company, Inc. 1994 Stock Incentive Plan (as amended and restated June 3, 1998)	837,494	5.5054	—

The Sports Club Company, Inc. Amended and Restated 1994 Stock Compensation Plan (1)	—	—	—

Equity compensation plans not approved by security holders:

No such plans	—	—	—

Total	1,188,333	4.7978	2,149,161

(1)	50,000 shares had been reserved under this plan for issuance to non-employee directors on an annual basis each November 15. As of 2003 all shares under the plan had been awarded and no further action has been taken or is contemplated in connection with the plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following table presents our summary financial and operating data for the fiscal years ended December 31, 2000 through 2004 and has been derived from our consolidated financial statements. Such consolidated financial statements and summary financial and operating data have been reclassified as described in Note 2 to the consolidated financial statements. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Membership revenues	$26,127	$27,155	$23,694	$25,141	$29,433
Products and services	13,462	13,164	11,350	11,904	14,239

Total revenues	39,589	40,319	35,044	37,045	43,672

Operating expenses:
Club operating costs	14,750	15,703	11,033	12,567	17,647
Cost of products and services	10,583	11,061	8,816	9,517	12,398
Selling and marketing	1,364	1,376	936	1,043	1,492
General and administrative	7,112	8,116	7,114	7,517	8,148
Pre-opening expenses	125	405	130	2,258	46
Impairment charge	—	5,044	—	—	—
Depreciation and amortization	2,963	3,571	3,532	3,706	4,369
Other	—	—	—	—	1,104

Total operating expenses	36,897	45,276	31,561	36,608	45,204

Income (loss) from operations	2,692	(4,957)	3,483	437	(1,532)

Other income (expense):
Interest, net	(1,924)	(4,616)	(4,909)	(5,440)	(6,580)
Minority interests	(150)	(150)	(150)	(150)	(149)
Other	(3,242)	—	97	—	—

Loss from continuing operations before income taxes and loss on discontinued operations	(2,624)	(9,723)	(1,479)	(5,153)	(8,261)

Provision (benefit) for income taxes	(2,231)	14,299	(900)	—	—

Loss from continuing operations	(393)	(24,022)	(579)	(5,153)	(8,261)

Loss on discontinued operations	(12,111)	(16,656)	(22,168)	(13,221)	(12,496)

Net loss	(12,504)	(40,678)	(22,747)	(18,374)	(20,757)

Dividends on Preferred Stock	—	—	888	1,400	1,871

Net loss attributable to common stockholders	$(12,504)	$(40,678)	$(23,635)	$(19,774)	$(22,628)

Net loss per share attributable to common stockholders (basic and diluted):
Discontinued operations	$(0.68)	$(0.93)	$(1.23)	$(0.72)	$(0.67)
Continuing operations	(0.02)	(1.34)	(0.08)	(0.36)	(0.54)

Net income (loss) per share	$(0.70)	$(2.27)	$(1.31)	$(1.08)	$(1.21)

Weighted average number of common shares outstanding:
Basic and diluted	17,773	17,939	18,080	18,316	18,733

	At December 31,
	2000	2001	2002	2003	2004
Membership Data:

Continuing Operations:
Beginning Membership	19,546	20,111	20,528	15,522	17,916
New Sales	5,877	6,471	4,015	6,426	5,466
Attrition	5,312	6,054	3,918	4,032	4,266
Sold Clubs	—	—	5,103	—	—

Ending Membership	20,111	20,528	15,522	17,916	19,116

Discontinued Operations:
Beginning Membership	9,754	18,463	27,971	33,355	35,461
New Sales	11,354	15,307	13,097	12,089	12,117
Attrition	2,645	5,799	7,713	9,983	10,338

Ending Membership	18,463	27,971	33,355	35,461	37,240

	At December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,059	$1,482	$3,185	$1,932	$7,559
Restricted cash	6,996	—	227	4,432	3,403
Property and equipment, net	70,440	67,860	57,788	65,530	63,622
Assets held for sale	135,823	175,246	164,278	154,659	143,408
Total assets	250,598	261,043	243,261	245,498	231,542
Deferred membership revenue (Short and Long-Term)	4,577	4,797	4,233	5,499	6,630
Long-term debt including current installments	110,331	115,491	104,040	121,830	119,730
Liabilities related to assets held for sale (Current and Non-Current)	41,614	85,383	86,907	85,347	85,169
Redeemable Preferred Stock (Series B and Series E)	—	—	10,727	11,761	14,796
Stockholders’ equity (deficit)	82,793	42,469	24,145	5,454	(9,258)

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
Overview
     We are the operator of ten sports and fitness Clubs located in major metropolitan markets across the United States, including one Club operated under a management agreement. Our Clubs are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. Our Clubs, which are usually named The Sports Club/LA, are recognized as among the finest sports and fitness facilities in the United States. In 1999, we decided to focus our efforts on the national development of The Sports Club/LA brand. At that time, we sold all of our smaller sized Clubs. We also issued $100.0 million of Senior Secured Notes due in March 2006. The proceeds from these transactions were primarily utilized to develop five new Clubs in New York City, Washington D.C., Boston and San Francisco. We have since opened The Sports Club/LA in Beverly Hills and in Miami.
     Most of our Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities included in our Clubs, we spend significant amounts to construct a new facility. We compare the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either mature or recently opened. Mature Clubs are those Clubs at which we believe the membership levels have reached a stable level and based upon the amount of new membership sales and attrition, or the size of the Club, we do not believe a significant additional growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature while the other six are considered to be recently opened. Five of these Clubs were opened between 2000 and 2001 while The Sports Club/LA – Beverly Hills was opened in October 2003. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. Since 2000, we have invested significant amounts of cash in the construction and operation of these new Clubs. Our operating performances and our liquidity have been negatively impacted due to the start up nature of these Clubs and the initial construction cost.
     In February 2005, we entered into a letter of intent to sell six of our nine sports and fitness complexes for $65.0 million. The Clubs to be sold include our three New York facilities and single Clubs in Boston, Washington D.C. and San Francisco. In addition, the management agreement for the Club in Miami will be terminated. Following the sale, we will continue to own and operate our three Southern California Clubs. The operating results from the six Clubs to be sold and the fees and costs associated with the Miami management agreement have been classified as Discontinued Operations in the accompanying financial statements and in the other parts of this Form 10-K.
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

     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data for all Clubs. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 37.9% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 27% is well below the norm in the industry.
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
     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which we receive initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, “Revenue Arrangement with Multiple Elements,” we determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over a period of three years, which represents the average life of a membership based upon historical data for all Clubs. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last months’ dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized based upon the estimated amount to be collected.
     Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our members’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and our members’ creditworthiness. The likelihood of a material loss from this area is minimal due to our limited exposure to credit risk.
     Lease Accounting. We record rent expense on our facilities under operating leases. The aggregate rental obligation is expensed on a straight line basis over the lease term, commencing with the date when we take possession of the property. If the lease imposes a significant economic penalty not to renew an option period, we use the initial period plus the option period as the lease term. Rent incurred before the facility is ready for use is capitalized as leasehold improvements.
     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at December 31, 2003 or 2004.
     Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We performed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. We are also required to evaluate goodwill on an annual basis or when certain events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2002, 2003 and 2004, and determined that our remaining goodwill was not impaired.
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
     Interest expense. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest was allocated to discontinued operations based on the interest on debt that will be required to be repaid as a result of disposal transactions. On February 8, 2005, we entered into a formal letter of intent to sell six of our nine sports and fitness Clubs (see Footnote No. 5 to our consolidated financial statements appearing elsewhere in this 10-K). The proceeds of $65.0 million from the proposed sale are required to be used to repay a portion of our $100.0 million of Senior Secured Notes (see Footnote No. 7 to our consolidated financial statements appearing elsewhere in this 10-K). Accordingly we have allocated to discontinued operations 65.0% of the interest associated with the Senior Secured Notes. For the years ended December 31, 2002, 2003 and 2004, the amount of interest allocated to discontinued operations was $8,046,000 for each year.
Results of Operations
     Several reclassifications have been made to the consolidated statement of operations for the years ended December 31, 2003 and 2002 as discussed in Note 2 to the consolidated financial statements. The following discussion that compares our results of operations for various periods is after consideration of such reclassifications.
Fiscal 2004 compared to Fiscal 2003
     Our total revenue from continuing operations for the year ended December 31, 2004, was $43.7 million, compared to $37.0 million for the same period in 2003, an increase of $6.7 million or 17.9%. Revenue increased by $6.5 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenues at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and our remaining SportsMed facilities, were up approximately $200,000 from the prior year.
     Our club operating costs and cost of products and services increased by $8.0 million (36.2%) to $30.1 million for the year ended December 31, 2004, versus $22.1 million for the same period in 2003. Club operating costs and cost of products and services increased by $6.7 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Club operating costs and cost of products and services increased by $1.3 million at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and our remaining SportsMed facilities primarily due to increased payroll and payroll related costs at our two Sports Club/LA Clubs and to an increase in our reserve for bad debts of $200,000 related to our remaining SportsMed facilities.

     Our selling and marketing expenses were $1.5 million for the year ended December 31, 2004, versus $1.0 million for the same period in 2003, an increase of $449,000 or 43.0%. The entire increase in selling and marketing expenses was a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003.
     General and administrative expenses were $8.1 million for the year ended December 31, 2004, versus $7.5 million for the same period in 2003, an increase of $631,000. Payroll and payroll-related expenses for the year ended December 31, 2004 increased by $570,000, primarily due to normal compensation and headcount increases. Accounting and legal fees decreased by approximately $400,000, primarily due to the reimbursement of certain legal costs incurred and expensed in prior years related to litigation at one of our Clubs. Outside service fees and travel expenses increased by $533,000, primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt and due to costs incurred for an advisor regarding certain potential real estate related transactions. There were other minor increases and decreases in other general and administrative expenses accounting for a net decrease of $72,000.
     Pre-opening expenses of $46,000 and $2.3 million for the years ended December 31, 2004 and 2003, respectively, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.
     Our depreciation and amortization expenses were $4.4 million for the year ended December 31, 2004, versus $3.7 million for the same period in 2003, an increase of $663,000 or 17.9%. Depreciation and amortization expenses increased by $561,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and by $102,000 primarily due to capital additions made at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County during 2003 and 2004.
     We recorded a charge of $1.1 million during the year ended December 31, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a proposed equity transaction that was initiated in April 2003 and abandoned in February 2004.
     In the years ended December 31, 2004 and 2003 we allocated $8.0 million of interest expense to discontinued operations. Our net remaining interest expense increased by $1.1 million (21.0%) to $6.6 million for the year ended December 31, 2004, versus $5.5 million for the same period in 2003. Net interest expense increased by $708,000 as a result of interest incurred on a new $20.0 million five-year mortgage loan, which funded on June 12, 2003. Net interest expense increased by $432,000 due to the termination of the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills in 2003 when the Club was ready for use.
     We did not record any federal or state deferred tax benefit related to our consolidated loss from continuing operations for the years ended December 31, 2004 and 2003.
     Our loss from discontinued operations was $12.5 million for the year ended December 31, 2004, versus $13.2 million for the same period in 2003, a decrease of $725,000 or 5.5%. Our net loss decreased primarily as a result of a 5.8% increase in membership at our Clubs held for sale during the year ended December 31, 2004 and to annual rate increases for monthly dues and other ancillary services. In 2004, we also sold three SportsMed facilities that we classified as discontinued operations. We recorded a loss on the disposal of these three SportsMed facilities of $527,000 during September 2004.
     After the loss from discontinued operations and dividends on preferred stock of $1.9 million in 2004 and $1.4 million in 2003, our consolidated net loss attributable to common stockholders was $22.6 million, or $1.21 per basic and diluted share for the year ended December 31, 2004, versus a loss of $19.8 million, or $1.08 per basic and diluted share for the year ended December 31, 2003.

Fiscal 2003 compared to Fiscal 2002
     Our total revenue for the year ended December 31, 2003, was $37.0 million, compared to $35.0 million for the same period in 2002, an increase of $2.0 million or 5.7%. Revenue increased by $1.3 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenue increased by a net $1.2 million at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County primarily due to annual rate increases for dues and other ancillary services. Revenue increased by approximately $100,000 at our remaining SportsMed facilities primarily due to increased patient visits. Revenue decreased by $547,000 as a result of the sale of The Sports Club/LA-Las Vegas on January 31, 2002.
     Our club operating costs and cost of products and services increased by $2.2 million (11.1%) to $22.1 million for the year ended December 31, 2003, versus $19.9 million for the same period in 2002. Club operating costs and cost of products and services increased by $1.4 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Club operating costs and cost of products and services increased by another $1.3 million at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and our remaining SportsMed facilities, primarily due to increased payroll and payroll related costs, utility rate increases and to increases in workers compensation, group medical and property/liability insurance rates. Our Club operating costs and cost of products and services decreased by $505,000 as a result of the sale of The Sports Club/LA-Las Vegas on January 31, 2002.
     Our selling and marketing expenses were $1.0 million for the year ended December 31, 2003, versus $936,000 for the same period in 2002, an increase of $107,000 or 11.4%. $99,000 of the increase in selling and marketing expenses was a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Selling and marketing expenses increased by approximately $42,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County, primarily due to increased direct mail costs. Our selling and marketing expenses decreased by $34,000 as a result of the sale of The Sports Club/LA-Las Vegas on January 31, 2002.
     General and administrative expenses were $7.5 million for the year ended December 31, 2003, versus $7.1 million for the same period in 2002, an increase of $403,000 or 5.7%. The increase in our general and administrative expenses was primarily the result of increased workers’ compensation insurance rates, increased group medical and property/liability insurance costs, plus a small increase in payroll costs.
     Pre-opening expenses were $2.3 million for the year ended December 31, 2003, versus $130,000 for the same period in 2002. Pre-opening expenses for the year ended December 31, 2003, consisted of expenses related to The Sports Club/LA — Beverly Hills, which opened on October 7, 2003. The pre-opening expenses for the year ended December 31, 2002, consisted of expenses related to a possible Club site on Long Island in New York. We have since decided not to develop the Long Island site.
     Our depreciation and amortization expenses were $3.7 million for the year ended December 31, 2003, versus $3.5 million for the same period in 2002, an increase of $174,000 or 4.9%. Depreciation and amortization expenses increased by $150,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and by $56,000 primarily due to capital additions made at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County during 2002 and 2003. Depreciation and amortization expenses decreased by $32,000 as a result of the sale of The Sports Club/LA-Las Vegas on January 31, 2002.
     In the years ended December 31, 2003 and 2002, we allocated $8.0 million of interest expense to discontinued operations. Our remaining net interest expense increased by $531,000 (10.8%) to $5.4 million for the year ended December 31, 2003, versus $4.9 million for the same period in 2002. Net interest expense increased by $944,000 primarily as a result of interest incurred on a new $20.0 million five-year mortgage loan, which funded on June 12, 2003. Net interest expense decreased by $432,000 due to the capitalization of interest costs during our construction of The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Other miscellaneous interest expense increased by $19,000.

     We recorded a gain of $97,000, related to the sale of real estate in Houston, Texas on August 30, 2002. We had originally planned to develop a Club on this site.
     We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the year ended December 31, 2003 and 2002. The tax benefit of $900,000 recorded for the year ended December 31, 2002, was the result of a federal income tax refund we recorded due to tax law changes that allowed us to carry-back our 2001 loss to prior tax years.
     Our loss from discontinued operations was $13.2 million for the year ended December 31, 2003, versus $22.2 million for the same period in 2002, a decrease of $9.0 million or 40.5%. $3.9 million of the decrease in our net loss from discontinued operations was primarily a result of a 9.7% increase in membership at our discontinued Clubs during the year ended December 31, 2003 and to annual rate increases for monthly dues and other ancillary services. $5.1 million of the decrease in our net loss from discontinued operations was the result the write off of impaired goodwill in January 2002 when we adopted SFAS No. 142, Goodwill and Other Intangible Assets and determined that goodwill was impaired by $5,134,000 and recorded a charge to reflect this impairment.
     After the loss from discontinued operations and dividends on preferred stock of $1.4 million in 2003 and $888,000 in 2002, our consolidated net loss attributable to common stockholders was $19.8 million, or $1.08 per basic and diluted share for the year ended December 31, 2003, versus a loss of $23.6 million, or $1.31 per basic and diluted share for the year ended December 31, 2002.
     Liquidity and Capital Resources
Liquidity
     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash from operations. Our primary liquidity needs during the past several years have been for the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.
     In order to make our March 15, 2004 interest payment on the Senior Secured Notes, we issued $6.5 million of a newly created class of Series D Convertible Preferred Stock. In order to make our September 15, 2004 interest payment, we issued $2.0 million of a newly created class of Series E Preferred Stock.
     During the nine months ended September 30, 2005, we generated cash flows from operations and received $2,500,000 of deposits back as cash. These amounts allowed us to make our March 15, 2005 and September 15, 2005, interest payments without raising any additional capital.
     On March 15, 2006, our entire $100.0 million principal amount of the Senior Secured Notes are due along with $5.6 million of interest. We do not have the cash to make these payments and therefore we have decided to sell six of our Clubs for $65.0 million. We believe we will be able to mortgage our property in West Los Angeles, California and that the proceeds from the asset sale and financing will be sufficient for us to retire the entire $100.0 million of Senior Secured Notes prior to their maturity date. However, there can be no assurance that we will able to consummate any of these transactions. If we are unable to sell these assets or finance the West Los Angeles property, we would be required to raise additional capital by issuing equity if the bondholders are not willing to extend the due date of the Senior Secured Notes. If those events would not occur, we would probably default on the principal payment of the Senior Secured Notes and the holders of the Senior Secured Notes could elect to foreclose on our assets.
     If we complete the sale of the six Clubs and therefore continue to own and operate three Clubs, we will implement a plan to significantly reduce our general and administrative expenses. If we consummate the sale of the six Clubs, refinance our West Los Angeles Club as described above and reduce our general and administrative expenses, we believe that we will be able to operate the remaining three clubs without the infusion of additional funds, although there can be no assurance that we would be able to do so.

     Following the sale of the six Clubs, additional funds will be required to undertake any future acquisitions or the development of additional new Clubs. We would consider entering into joint ventures, partnership agreements or management agreements (subject to the restrictions and limitations on such transactions in the Indenture) for the purpose of developing new Clubs, but only if such arrangements would generate additional cash flow or further enhance The Sports Club/LA brand name in the market place.
Operating Activities
     At December 31, 2004, our cash balance was $7.6 million. During 2004, we generated cash flows from operating activities, both continuing and discontinued, of $1.7 million. We believe we will continue to generate positive cash flows in the future. We had various deposits to secure our performance under several contracts, the largest of which is a required security deposit at The Sports Club/LA-Rock Center. In the first seven months of 2005, we received back $2.5 million of such deposits.
Investing Activities
     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our Clubs, including costs to construct The Sports Club/LA — Beverly Hills that opened in October 2003, were $10.6 million in 2003 and $3.6 million in 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.
     We currently have no plans for new Club developments that would require our own capital.
     In October 2004, we received $600,000 of cash proceeds from the sale of three of our SportsMed facilities.
     In February 2005, we entered into a letter of intent to sell six of our nine Clubs for $65.0 million. Proceeds from this transaction would be used to retire long-term debt. The letter of intent is nonbinding on the Company and Millennium and is subject to the execution of a definitive agreement and the satisfaction of a number of conditions. Accordingly, we can give no assurances that the proposed sale will be completed.
Financing Activities
     On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the “Indenture”). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make an offer to retire the Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.
     On June 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., our wholly owned subsidiary that owns The Sports Club/LA — Orange County; and is guaranteed by two of our major stockholders. The note may be prepaid at any time without penalty and requires a final payment of $18.3 million on July 1, 2008.
     In March 2004, three of our principal shareholders purchased $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement offering. The proceeds were used to pay the March 15, 2004 interest payment on our Senior Secured Notes and to provide additional working capital. In September 2004, three of our principal shareholders purchased $2.0 million of a newly created class of Series E Preferred Stock in another private placement offering. The proceeds were used to pay the September 15, 2004 interest payment on our Senior Secured Notes.
Contractual Obligations
     The following schedule lists known contractual obligations (amounts in thousands) as of December 31, 2004:

	Payments Due By Period
		Less			More
		Than 1			Than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Senior Secured Notes (1)	$100,000	$65,000	$35,000	$—	$—
Interest on Senior Secured Notes (1)	17,063	11,375	5,688	—	—
Mortgage note (2)	19,550	326	727	18,497	—
Equipment financing loans (3)	180	118	44	18	—
Operating leases (4)	337,575	24,342	48,071	48,701	216,461
Minority interest (5)	750	150	600	—	—
Redeemable Preferred Stock (6)	14,796	—	2,000	12,796	—

Total	$489,914	$101,311	$92,130	$80,012	$216,461

(1)	On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 with interest due semi-annually.

(2)	On June 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; and requires a final principal payment of $18.3 million on July 1, 2008 .

(3)	The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 7.12% and 13.1%.

(4)	We lease certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring us to pay all real estate taxes, insurance and maintenance expenses), and have an average remaining term of 42.16 years, including renewal options which are included in the lease term, with the earliest lease expiration date of January 31, 2013. We are also obligated under lease agreements for six of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Amounts due for Spectrum Club leases are excluded from this table. (See Note 8 to Consolidated Financial Statements).

(5)	We own a 50.1% interest in the partnership that owns The Sports Club/LA — Los Angeles, and D. Michael Talla, our Chairman, beneficially owns the remaining 49.9%. We have the option to redeem Mr. Talla’s preferred partnership interest for $600,000, which expires on January 31, 2006. We have included the annual preferred distribution of $149,700 to Mr. Talla in the above table for the next year and the redemption amount is included in 2006 (Year 2).

(6)	On March 18, 2002, we issued 10,500 shares of Series B Preferred Stock. The stock is redeemable by the stockholders on March 18, 2009. On September 14, 2004, we issued 20,000 shares of Series E Preferred Stock. The stock is redeemable by the stockholders after May 31, 2006.
Impact of Inflation
     We do not believe inflation has had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2004. We cannot provide assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Seasonality of Business
     Seasonal trends have a limited impact on our operations. We typically experience a slight increase in membership sales in the first quarter. Additionally, we normally experience a slight decrease in our ancillary revenues during the summer months at our east coast Clubs due to lower membership attendance.
Forward Looking Statements
     From time to time we make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words “may,” “will,” “estimate,” “continue,” “believe,” “expect” or “anticipate” and other similar words. The forward-looking statements generally appear in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other public disclosures. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2004, we had Senior Secured Notes totaling $100.0 million due in March 2006 bearing an interest rate of 11.375%. Annual interest of $11.4 million is payable semi-annually in March and September. We also have a $19.5 million loan with a fixed rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A hypothetical change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.
     The fair value of our financial instruments as of December 31, 2004 is estimated as follows (in thousands):

Senior Secured Notes	$94,000
First Mortgage Note	19,500

$113,500

ITEM 8. FINANCIAL STATEMENTS
Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts	F-34
     All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or notes thereto.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     Following completion of KPMG LLP’s (“KPMG”) review of the Company’s unaudited condensed interim financial statements included in the Company’s Form 10-Q for the quarter ending June 30, 2004, KPMG was dismissed as the Company’s principal accountants and the firm of Stonefield Josephson was engaged to audit the Company’s consolidated financial statements for the year ending December 31, 2004. Reference is made to the Company’s reports on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004 and August 23, 2004, respectively.
     We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into our Registration Statements on Form S-8 and Form S-3.

ITEM 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of certain material weaknesses in our controls and procedures described below, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described below, we are taking steps to remediate the deficiencies in our control over the financial reporting process.
     In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2003, KPMG LLP (“KPMG”) noted a matter involving our internal controls that it considered to be a “reportable condition,” as defined under standards established by the American Institute of Certified Public Accountants. In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2004, Stonefield Josephson, Inc. (“Stonefield”) also noted a matter involving our internal controls that it considered to be a “reportable condition.” A “reportable condition,” which may or may not be deemed a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in the auditor’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.
     The reportable condition, that KPMG considered to be a material weakness, was that the Company does not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. In this regard, KPMG noted that, during their review of our financial statements for the quarter ended March 31, 2003, the Company had not properly accounted for private training revenues. In addition, in connection with their audit of our financial statements for the year ended December 31, 2003, KPMG determined that we were not properly accounting for our management arrangement with The Sports Club/LA-Miami; that we had not properly followed Financial Accounting Standard No. 142 relating to goodwill; and that we had not properly accounted for the accretion of dividends on our Series C Convertible Preferred Stock. Finally, KPMG suggested that we needed to consider additional staffing in our accounting department, and take other action (such as attending training seminars on new accounting rules and pronouncements) to ensure that we have the expertise and resources to implement new accounting standards and apply existing accounting standards to new transactions. KPMG’s observations were summarized in its letter dated June 16, 2004, to the Audit Committee of the Board of Directors.
     The reportable condition, that Stonefield considered to be a material weakness, was that the Company was unable to process its financial information and present financial statements within a timely fashion. Stonefield’s observation was summarized in its letter dated September 30, 2005 to the Audit Committee of the Board of Directors.
     In connection with the completion of the 2003 audit, the Company’s accounting personnel worked with, and considered the recommendations of, KPMG in accounting for private training revenues, goodwill, management fees and dividend accrual on our Series C Convertible Preferred Stock. They conducted detailed validation work on these accounts to substantiate the accuracy of the financial information and related disclosures contained in this Form 10-K. The accounting personnel reviewed the requirements of Financial Accounting Standards No. 142 to understand the methodology underlying the accounting treatment of goodwill and continue to monitor any new developments or changes in accounting treatment or policies for these assets to ensure that they are accurately disclosed in our financial statements.
     In December 2004, the Company received a comment letter relating to the Company’s Form 10-K/A for the year ended December 31, 2003 and Form 10-Q for the quarter ended September 30, 2004 from the staff of the SEC. One of the issues dealt with accounting for initiation fees under the provision of Emerging Issues Task Force (“EITF”) No. 00-21. The eventual resolution of this issue contributed to the untimely filing of the Company’s financial statements for the year ended December 31, 2004 and quarterly periods ended March 31, 2005 and June 30, 2005.
     The Audit Committee has authorized and directed management to devise and implement actions to address these deficiencies and to enhance the reliability and effectiveness of the Company’s internal controls over financial reporting and to provide reasonable assurance that our disclosure controls and procedures allow for the accurate presentation and timely filing of our financial statements. The Company’s accounting personnel have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002, and have consulted with the Company’s outside counsel with respect to those obligations. We are now performing regular analyses of revenues attributable to private training and management fees. In addition, our accounting personnel have determined that if there should occur any changes in existing accounting rules or policies, or if accounting principles are adopted, which apply to the Company’s financial accounts (particularly with respect to the manner in which private training revenues, management fees, goodwill and dividend accrual is accounted for), such matters will be brought to the attention of our independent auditor and, if necessary, outside counsel to ensure that all required disclosures are accurate and complete and are made in a timely fashion. We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures, which we believe will address the conditions identified by our auditors as a material weakness, including the following:
     • engaging an accounting or financial consulting firm (other than the Company’s independent auditor) to consult with the Company on accounting issues, including the interpretation of new accounting rules and releases promulgated by the SEC, the Financial Accounting Standards Board and other organizations, and the application of accounting principles to new transactions in which the Company engages;
     • creating and maintaining a written “log” in which new FASB, EITF, SOP and other accounting rules and pronouncements are recorded. The log will include a description of the new rule or pronouncement; whether or not it amends or modifies an existing rule or pronouncement; its applicability to the Company or any transactions in which the Company has engaged, or proposes to engage; and the appropriate accounting ramifications of the new rule or pronouncement. Management intends to submit this log to the Audit Committee and its independent auditors on a quarterly basis, as part of their respective financial statement review;
     • subscribing to selected professional publications that discuss new accounting rules and regulations applicable to reporting companies, and sending our senior accounting personnel to seminars and other presentations which focus on new accounting and financial disclosure rules and pronouncements; and
     • establishing an internal audit procedure to ensure that transactional recording, transactional review and adherence to applicable accounting policies and principles are observed.

     Management believes that the foregoing measures will address the conditions identified as material weaknesses by KPMG and Stonefield. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary. We believe that these measures are reasonably likely to have a material impact on both our internal controls over financial reporting and disclosure controls and procedures in future periods.
     (b) Changes in internal controls.
     During the reporting period, the following changes occurred in the Company’s internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting:
•	the Company has worked with an accounting firm (other than Company’s independent auditor) to consult with on accounting issues;

•	the Company has reviewed new accounting pronouncements to determine the applicability to the Company;

•	the Company has subscribed to professional publications that discuss new accounting rules and regulations;

•	several members of Company’s accounting management attended financial related seminars.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
The Sports Club Company, Inc.
Los Angeles, California
We have audited the accompanying consolidated balance sheet of The Sports Club Company, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed at the index in Item 8 as of and for the year ended December 31, 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sports Club Company, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 3, the Company has suffered recurring net losses, has a working capital deficiency of $12,295,000 and an accumulated deficit of $106,974,000 as of December 31, 2004, and has its senior debt of $100,000,000 maturing by March 2006. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Sports Club Company, Inc.:
We have audited the accompanying consolidated balance sheet of The Sports Club Company, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sports Club Company, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring net losses, has a working capital deficiency and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 4 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.
/s/ KPMG LLP
Los Angeles, California
May 24, 2004, except as to
Notes 2 and 5, which are as of
September 27, 2005

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004
(in thousands, except per share amounts)

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,932	$7,559
Accounts receivable, net of allowance for doubtful accounts of $382 and $396 at December 31, 2003 and 2004, respectively	2,103	2,030
Inventories	544	662
Prepaid expenses	1,345	993
Assets held for sale	3,688	143,408

Total current assets	9,612	154,652

Property and equipment, net	65,530	63,622
Goodwill	7,315	7,315
Restricted cash	4,432	3,403
Other assets	7,638	2,550
Assets held for sale	150,971	—

	$245,498	$231,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of notes payable and equipment financing loans	$2,099	$65,444
Accounts payable	2,464	2,040
Accrued liabilities	10,705	9,481
Deferred revenues	4,737	6,013
Liabilities related to assets held for sale	17,473	85,169

Total current liabilities	37,478	168,147

Notes payable and equipment financing loans, less current installments	119,731	54,286
Deferred lease obligations	1,838	2,354
Deferred revenues	762	617
Minority interest	600	600
Liabilities related to assets held for sale	67,874	—

Total liabilities	228,283	226,004

Commitments and contingencies:

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding at December 31, 2003 and 2004 (liquidation preference of $12,198 and $13,148 at December 31, 2003 and 2004, respectively)	11,761	12,796
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued and outstanding at December 31, 2004	—	2,000

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 984,500 and 899,500 shares authorized at December 31, 2003 and 2004, respectively; no shares issued or outstanding	—	—
Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding at December 31, 2003 and 2004 (liquidation preference of $5,590 and $6,040 at December 31, 2003 and 2004, respectively)	5,590	6,040
Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized; issued and outstanding at December 31, 2004 (liquidation preference of $6,971 at December 31, 2004)	—	6,543
Common Stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued and outstanding at December 31, 2003 and 2004	211	211
Additional paid-in capital	100,348	98,392
Accumulated deficit	(86,217)	(106,974)
Treasury Stock, at cost, 2,650,003 and 2,097,079 shares at December 31, 2003 and 2004, respectively	(14,478)	(13,470)

Total Stockholders’ equity (deficit)	5,454	(9,258)

	$245,498	$231,542

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three-Year Period ended December 31, 2004
(in thousands, except per share amounts)

	2002	2003	2004
Revenues:
Membership revenues	$23,694	$25,141	$29,433
Products and services	11,350	11,904	14,239

Total revenue	35,044	37,045	43,672

Operating expenses:
Club operating costs	11,033	12,567	17,647
Cost of products and services	8,816	9,517	12,398
Selling and marketing	936	1,043	1,492
General and administrative	7,114	7,517	8,148
Pre-opening expenses	130	2,258	46
Depreciation and amortization	3,532	3,706	4,369
Other	—	—	1,104

Total operating expenses	31,561	36,608	45,204

Income (loss) from operations	3,483	437	(1,532)

Other income (expense):
Interest, net	(4,909)	(5,440)	(6,580)
Minority interests	(150)	(150)	(149)
Other	97	—	—

Loss from continuing operations before income tax benefit	(1,479)	(5,153)	(8,261)

Income tax benefit	(900)	—	—

Loss from continuing operations	(579)	(5,153)	(8,261)

Discontinued operations:
Loss from operations of discontinued operations	(17,034)	(13,221)	(11,969)
Cumulative effect of change in accounting principle	(5,134)	—	—
Loss on disposal	—	—	(527)

Loss from discontinued operations	(22,168)	(13,221)	(12,496)

Net loss	(22,747)	(18,374)	(20,757)

Dividends on Preferred Stock	888	1,400	1,871

Net loss attributable to common stockholders	$(23,635)	$(19,774)	$(22,628)

Net loss per share — basic and diluted:
Continuing operations	$(0.08)	$(0.36)	$(0.54)
Discontinued operations	(1.23)	(0.72)	(0.67)

Net loss per share	$(1.31)	$(1.08)	$(1.21)

Weighted average number of common shares outstanding:
Basic and diluted	18,080	18,316	18,733

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three-Year Period ended December 31, 2004
(in thousands)

	Preferred Stock		Preferred Stock				Additional
	Series C		Series D		Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount
Balance, December 31, 2001	—	—	—	—	21,061	$211	$102,764	$(45,096)	3,045	$(15,410)
Net loss	—	—	—	—	—	—	—	(22,747)	—	—
Issuance of Series C Preferred Stock	5	$5,000	—	—	—	—	—	—	—	—
Issuance of Common Stock to outside directors	—	—	—	—	8	—	15	—	—	—
Reissuance of Treasury Stock for employee stock plans	—	—	—	—	—	—	—	—	(80)	226
Accretion of dividends on Series B Preferred Stock	—	—	—	—	—	—	(748)	—	—	—
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	—	—	(70)	—	—	—
Accretion of dividends on Series C Preferred Stock	—	140	—	—	—	—	(140)	—	—	—

Balance, December 31, 2002	5	5,140	—	—	21,069	211	101,821	(67,843)	2,965	(15,184)
Net loss	—	—	—	—	—	—	—	(18,374)	—	—
Issuance of Common Stock to outside directors	—	—	—	—	6	—	12	—	—	—
Reissuance of Treasury Stock for loan guarantee fee	—	—	—	—	—	—	—	—	(213)	472
Reissuance of Treasury Stock for employee stock plans	—	—	—	—	—	—	—	—	(102)	234
Accretion of dividends on Series B Preferred Stock	—	—	—	—	—	—	(950)	—	—	—
Accretion of dividends on Series C Preferred Stock	—	450	—	—	—	—	(450)	—	—	—
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	—	—	(85)	—	—	—

Balance, December 31, 2003	5	5,590	—	—	21,075	211	100,348	(86,217)	2,650	(14,478)
Net loss	—	—			—	—	—	(20,757)	—	—
Issuance of Series D Preferred Stock	—	—	65	6,072	—	—	—	—	—	—
Reissuance of Treasury Stock for loan guarantee fee	—	—	—	—	—	—	—	—	(411)	752
Reissuance of Treasury Stock for employee stock plans	—	—	—	—	—	—	—	—	(142)	256
Accretion of dividends on Series B Preferred Stock	—	—	—	—	—	—	(950)	—	—	—
Accretion of dividends on Series C Preferred Stock	—	450	—	—	—	—	(450)	—	—	—
Accretion of dividends on Series D Preferred Stock	—	—	—	471	—	—	(471)	—	—	—
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	—	—	(85)	—	—	—

Balance, December 31, 2004	5	$6,040	65	$6,543	21,075	$211	$98,392	$(106,974)	2,097	$(13,470)

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year Period ended December 31, 2004
(in thousands)

	2002	2003	2004
Cash flows from operating activities:
Net loss	$(22,747)	$(18,374)	$(20,757)
Adjustments to reconcile net loss to cash used in operating activities:
Loss from discontinued operations	22,168	13,221	12,496
Loss (gain) on disposition of real estate	(127)	—	—
Depreciation and amortization	3,532	3,706	4,369
Related party costs settled with common stock	241	718	1,008
Minority interests expense	150	150	150
Distributions to minority interests	(150)	(150)	(150)
(Increase) decrease in:
Accounts receivable, net	529	17	73
Inventories	(10)	163	(118)
Other current assets	(151)	(655)	352
Other assets, net	(2,232)	72	5,088
Increase (decrease) in:
Accounts payable	(233)	(81)	(424)
Accrued liabilities	(67)	468	(1,224)
Deferred revenues	(238)	1,266	1,131
Accrued lease obligations	—	135	516

Net cash provided by operating activities	665	656	2,510

Cash flows from (used in) investing activities:
Capital expenditures	(2,030)	(9,573)	(2,461)
Proceeds from sale of real estate – net of costs	3,133	—	—
Proceeds from sale of The Sports Club/Las Vegas – net of costs	6,154	—	—
(Increase) decrease in restricted cash	—	(4,205)	1,029

Net cash provided by (used in) investing activities	7,257	(13,778)	(1,432)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock — net of costs	14,908	—	8,072
Proceeds from notes payable and equipment financing loans	21,725	30,741	—
Repayments of notes payable and equipment financing loans	(33,176)	(13,710)	(2,100)

Net cash provided by financing activities	3,457	17,031	5,972

Cash (used in) discontinued operations:
Proceeds from sale of SportsMed facilities	—	—	600
Capital expenditures	(4,607)	(1,024)	(1,179)
Net cash used in operating activities	(5,069)	(4,138)	(844)

Net cash used in discontinued operations	(9,676)	(5,162)	(1,423)

Net increase (decrease) in cash and cash equivalents	1,703	(1,253)	5,627
Cash and cash equivalents at beginning of year	1,482	3,185	1,932

Cash and cash equivalents at end of year	$3,185	$1,932	$7,559

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$11,902	$12,500	$12,912

Cash paid during the year for income taxes	$242	$386	$792

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2003 and 2004
1. Organization
     The Sports Club Company, Inc. (the “Company”) operates sports and fitness Clubs (“Clubs”), primarily under the “The Sports Club/LA” name. The Sports Club/LA sites are developed as “urban country clubs” offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. The Sports Club/LA is marketed to affluent, health conscious individuals who desire a premier Club.
2. Reclassifications
     Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, governs the Company’s accounting for lease transactions. During the first quarter of 2005, the Company determined that it was not properly accounting for leasehold improvements that were funded by landlord allowances. SFAS No. 13 requires that such improvements be recognized as assets and amortized over the term of the lease and that the landlord allowance incentive should be recorded as deferred rent and recognized, also over the term of the lease, as a reduction of rent expense. Previously the Company netted the deferred rent against the leasehold improvements. The 2002 and 2003 consolidated financial statements have been adjusted to reflect this reclassification.
     The Company has reclassified its December 31, 2003 balance sheet to record $67.4 million of landlord allowance incentives as additional leasehold improvements, record an additional $6.7 million of accumulated amortization related to those leasehold improvements and record deferred lease obligations of $60.7 million. At December 31, 2003, $59.0 million of the additional net leasehold improvements and additional deferred lease obligations relate to assets held for sale and related liabilities and, accordingly, are reported in those captions on the restated December 31, 2003 balance sheet.
     The consolidated statements of operations for the years ended December 31, 2002 and 2003 have also been reclassified to increase depreciation and amortization expense by $2,345,000 and $2,350,000, respectively, and to decrease rent expense by the same amount for each year. In 2002 and 2003, $2,345,000 and $2,332,000, respectively, of the change in depreciation expense and rent expense relates to discontinued operations and therefore is reported in those captions. There has been no change to net income (loss) as a result of this reclassification.
     The Company has also reclassified its December 31, 2003 balance sheet to record a previously unrecorded liability for leasehold improvements made at The Sports Club/LA-Beverly Hills. The result of this reclassification entry was to increase both our leasehold improvements and accrued expenses by $483,000.
     Certain reclassifications have also been made to the 2002 and 2003 consolidated financial statements to reflect various assets held for sale and related liabilities and to report the results of operations associated with those assets as discontinued operations (See Note 5). The consolidated statements of operations have also been reformatted to breakout product and services revenues and expenses.
     A reclassified consolidated balance sheet at December 31, 2003 and a reclassified consolidated statement of operations for the years ended December 31, 2002 and 2003, reflecting the above reclassifications are presented below. The amounts are in thousands, except per share amounts:

	Consolidated Balance Sheet
	At December 31, 2003
			Discontinued	As
	As Reported	SFAS No. 13	Operations	Reclassified
ASSETS
Current assets:
Cash and cash equivalents	$1,932	$—	$—	$1,932
Accounts receivable, net of allowance for doubtful accounts	3,923	—	(1,820)	2,103
Inventories	994	—	(450)	544
Prepaid expenses	1,789	—	(444)	1,345
Assets held for sale	—	—	3,688	3,688

Total current assets	8,638	—	974	9,612

Property and equipment, net	155,173	61,219	(150,862)	65,530
Goodwill	7,660	—	(345)	7,315
Restricted cash	4,432	—	—	4,432
Other assets	8,056	—	(418)	7,638
Assets held for sale	—	—	150,971	150,971

	$183,959	$61,219	$320	$245,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable and equipment financing loans	$2,099	$—	$—	$2,099
Accounts payable	2,464	—	—	2,464
Accrued liabilities	13,713	483	(3,491)	10,705
Deferred revenues	18,292	—	(13,555)	4,737
Liabilities related to assets held for sale	—	—	17,473	17,473

Total current liabilities	36,568	483	427	37,478

Notes payable and equipment financing loans, less current installments	119,731	—	—	119,731
Deferred lease obligations	8,976	60,736	(67,874)	1,838
Deferred revenues	869	—	(107)	762
Minority interest	600	—	—	600
Liabilities related to assets held for sale	—	—	67,874	67,874

Total liabilities	166,744	61,219	320	228,283

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B	11,761	—	—	11,761

Stockholders’ equity:
Convertible Preferred Stock, Series C	5,590	—	—	5,590
Common Stock	211	—	—	211
Additional paid-in capital	100,348	—	—	100,348
Accumulated deficit	(86,217)	—	—	(86,217)
Treasury Stock, at cost	(14,478)	—	—	(14,478)

Total Stockholders’ equity	5,454	—	—	5,454

	$183,959	$61,219	$320	$245,498

	Consolidated Statement of Operations
	Year Ended December 31, 2002
	As		Discontinued		As
	Reported	SFAS No. 13	Operations	Reformat	Reclassified
Revenues:
Membership revenues	$120,853	$—	$(55,868)	$(41,291)	$23,694
Products and services	—	—	(29,941)	41,291	11,350

Total revenue	120,853	—	(85,809)	—	35,044

Operating expenses:
Direct	100,973	—	—	(100,973)	—
Club operating costs	—	(2,345)	(55,637)	69,015	11,033
Cost of products and services	—	—	(23,142)	31,958	8,816
Selling and marketing	4,907	—	(3,971)	—	936
General and administrative	7,414	—	(300)	—	7,114
Pre-opening expenses	130	—	—	—	130
Depreciation and amortization	11,909	2,345	(10,722)	—	3,532

Total operating expenses	125,333	—	(93,772)	—	31,561

Income (loss) from operations	(4,480)	—	7,963	—	3,483

Other income (expense):
Interest, net	(13,420)	—	8,511	—	(4,909)
Minority interests	(150)	—	—	—	(150)
Other	127	—	(30)	—	97

Loss before income taxes, cumulative effect of change in accounting principle and loss from discontinued operations	(17,923)	—	16,444	—	(1,479)

Income tax benefit	(310)	—	(590)	—	(900)

Loss before cumulative effect of change in accounting principle and loss from discontinued operations	(17,613)	—	17,034	—	(579)

Cumulative effect of change in accounting principle	(5,134)	—	5,134	—	—

Discontinued operations:
Loss from operations of discontinued operations	—	—	(17,034)	—	(17,034)
Cumulative effect of change in accounting principle	—	—	(5,134)	—	(5,134)
Loss on disposal	—	—	—	—	—

Loss from discontinued operations	—	—	(22,168)	—	(22,168)

Net loss	(22,747)	—	—	—	(22,747)

Dividends on Preferred Stock	888	—	—	—	888

Net loss attributable to common stockholders	$(23,635)	$—	$—	$—	$(23,635)

Net loss per share – basic and diluted:
Discontinued operations	$—				$(0.08)
Continuing operations	(1.31)				(1.23)

Net loss per share	$(1.31)				$(1.31)

Weighted average number of common shares outstanding:
Basic and diluted	18,080				18,080

	Consolidated Statement of Operations
	Year Ended December 31, 2003
	As		Discontinued		As
	Reported	SFAS No. 13	Operations	Reformat	Reclassified
Revenues:
Membership revenues	$130,988	$—	$(60,724)	$(45,123)	$25,141
Products and services	—	—	(33,088)	44,992	11,904
Management fees	—	—	(131)	131	—
Reimbursed costs	2,383	—	(2,383)	—	—

Total revenue	133,371	—	(96,326)	—	37,045

Operating expenses:
Direct	107,925	—	—	(107,925)	—
Club operating costs	—	(2,350)	(58,765)	73,682	12,567
Cost of products and services	—	—	(24,726)	34,243	9,517
Selling and marketing	4,902	—	(3,859)	—	1,043
General and administrative	7,840	—	(323)	—	7,517
Reimbursed costs	2,383	—	(2,383)	—	—
Pre-opening expenses	2,258	—	—	—	2,258
Depreciation and amortization	12,052	2,350	(10,696)	—	3,706

Total operating expenses	137,360	—	(100,752)	—	36,608

Income (loss) from operations	(3,989)	—	4,426	—	437

Other income (expense):
Interest, net	(13,750)	—	8,310	—	(5,440)
Minority interests	(150)	—	—	—	(150)

Loss before income taxes and loss from discontinued operations	(17,889)	—	12,736	—	(5,153)

Income tax benefit	485	—	(485)	—	—

Loss before loss from discontinued operations	(18,374)	—	13,221	—	(5,153)

Loss from operations of discontinued operations	—	—	(13,221)	—	(13,221)

Net loss	(18,374)	—	—	—	(18,374)

Dividends on Preferred Stock	1,400	—	—	—	1,400

Net loss attributable to common stockholders	$(19,774)	$—	$—	$—	$(19,774)

Net loss per share – basic and diluted:
Discontinued operations	$—				$(0.36)
Continuing operations	(1.23)				(0.67)

Net loss per share	$(1.23)				$(1.21)

Weighted average number of common shares outstanding:
Basic and diluted	18,316				18,316

3. Liquidity/Going Concern
     The Company has experienced recurring net losses of $22.7 million, $18.4 million and $20.8 million during the years ended December 31, 2002, 2003 and 2004, respectively. The Company has also experienced net cash flows used in operating activities (from both continuing and discontinued operations) of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. During 2004 the Company experienced net cash flows from operating activities of $1.7 million. Additionally, the Company may suffer a significant loss during the year ending December 31, 2005. On March 15, 2006, the Company is required to repay its $100.0 million Senior Secured Notes (See Note 7). In the past the Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows in relation to the Company’s debt obligations raise substantial doubts about the Company’s ability to continue as a going concern .
     The Company’s continued existence is dependent upon its ability to satisfy the interest and principal obligation of its Senior Secured Notes. The Company’s March 15, 2005 and September 15, 2005 interest payment were made using cash balances on hand. In order to satisfy the $105.6 million principal and interest payments due on March 15, 2006, the Company will be required to either issue new equity securities, refinance all or a portion of the Senior Secured Notes, or sell certain assets.
     In order to generate funds for the March 2006 payment the Company entered into a letter of intent on February 8, 2005 to sell six of its nine sports and fitness Clubs for $65.0 million to an affiliate of a significant stockholder. The Company continues to negotiate this transaction and believes that it is probable that the transaction will be completed, however, there can be no assurance that the transaction will be completed. Proceeds from this transaction would be used to reduce the Senior Secured Notes. In addition, the Company is also seeking to refinance its West Los Angeles property to generate funds to retire the remainder of the Senior Secured Notes.
     In addition, the Company’s continued existence is dependent upon its ability to increase membership levels at its most recently opened Clubs. Six Clubs were opened between 2000 and 2003. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed current membership fees and other ancillary revenues. Increasing membership levels at these six most recently opened Clubs is the key to producing operating profits and positive cash flows from operating activities. The Company is constantly generating programs to market the Clubs to potential new members as well as striving to reduce its membership attrition rates.
     If the Company is unable to sell certain of its assets and/or refinance the West Los Angeles property it would be required to issue additional equity securities. There can be no assurance that the Company will be able to sell assets or raise capital by offering additional equity securities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
4. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company has a 50.1% interest in the partnership that owns The Sports Club/LA — Los Angeles, and the Company’s Chairman beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA — Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club’s net cash flow and profits in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by the Company’s Chairman. The option expires as of January 31, 2006. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2003 and 2004 and has been classified as minority interest on the accompanying consolidated balance sheets.
Revenue Recognition
     The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company’s members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which the Company receives initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, “Revenue Arrangement with Multiple Elements,” the Company determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses (primarily sales commissions) are deferred and recognized on a straight-line basis, over an estimated membership period of three years, which is based on historical membership experience. For the six month period ended December 31, 2003, the Company recognized a portion of the membership initiation fee as private training revenues since members were granted the opportunity to utilize private training at no charge. The amount of such revenue was not material to the 2003 consolidated financial statements. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last month dues are deferred.
     Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance of performing these services are recorded as deferred revenues. Revenues from the Company’s SportsMed subsidiary are recognized as services are performed based upon the estimated amount to be collected by the Company. Management fees, including reimbursed costs, are recognized as the management services are provided.
Reimbursed Costs
     The Company accounts for reimbursed costs in accordance with Emerging Issue Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 requires that revenue be reported gross with separate display of cost of sales to arrive at gross profit, when the Company acts as a primary obligor in the transaction, has discretion in selecting the service provider and has credit risk as the Company receives reimbursements after the goods or services have been purchased. Reimbursed costs relate to The Sports Club/LA — Miami, which is a non-owned Club that the Company manages for its owner. The Company receives a management fee for managing the Club and is reimbursed for all costs that are advanced on the owner’s behalf. Reimbursed costs are recorded as both revenue and expense in the consolidated financial statements. Such amounts are now classified as discontinued operations since the management agreement will be assigned to Millennium.
Allowance for Doubtful Accounts.
     The Company provides a reserve against its receivables for estimated losses that may result from its members’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, economic conditions and historical losses and its members’ creditworthiness. The likelihood of a material loss from this area is minimal due to the Company’s limited exposure to credit risk.
Cash Equivalents and Restricted Cash
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2004, cash and cash equivalents were $1.9 million and $7.6 million, respectively.

     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club operating lease security deposits as restricted cash. At December 31, 2003 and 2004, the Company had $4.4 and $3.4 million, respectively, of restricted cash.
Inventories
     Inventories are stated at the lower of average cost or market. Inventories consist of retail merchandise sold at spas, nutritional products, food and beverage products, uniforms and supplies.
Advertising Costs
     Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense for continuing operations totaled approximately $200,000 for each of the years ended December 31, 2002, 2003 and 2004. Advertising expense for discontinued operations totaled approximately $1.3, $1.2 million and $800,000 for the years ended December 31, 2002, 2003 and 2004, respectively.
Loan Costs
     Loan costs and the debt discount on the Senior Notes are amortized over the terms of the related loans using the straight-line method, which approximates the effective interest method.
Lease Accounting
     The Company records rent expense on its facilities under operating leases. The aggregate rental obligation is expensed on a straight line basis over the lease terms, commencing with the date when the Company takes possession of the property. If the lease imposes a significant economic penalty not to renewal an option period, the Company uses the initial period plus the option period as the lease term. Rent incurred before the facility is ready for use is capitalized as leasehold improvements.
Interest Expense
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. The Company entered into a formal letter of intent to sell six of its nine sports and fitness Clubs (See Note 5). The proceeds of $65.0 million from the proposed sale of these secured assets will be used to repay a portion of our $100.0 million of Senior Secured Notes (See Note 7). Accordingly the Company has allocated to discontinued operations 65.0% of the interest associated with the Senior Secured Notes. For the years ended December 31, 2002, 2003 and 2004, the amount of interest allocated to discontinued operations was $8,046,000 each year.
Start-up Costs
     All costs related to the development of new sports and fitness clubs, except for real estate related costs, are expensed as incurred. Real estate related costs, which include construction costs and rent payments prior to opening, are capitalized.
Comprehensive Loss
     A Statement of Comprehensive Loss is not presented since there are no other components of other comprehensive loss except net loss.
Long-Lived Assets
     Property and equipment are recorded at cost.
     Depreciation and amortization, including assets under capital leases, are computed primarily using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years for equipment and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including option periods for which the Company will incur a penalty for non-renewal) or the estimated useful lives of the improvements.
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

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No loss on impairment was recognized during 2004 based on management’s review.
Goodwill
     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed for impairment on at least an annual basis or when certain events require the Company to reevaluate. Through December 31, 2001, goodwill was being amortized on a straight-line basis over forty years. The Company has goodwill recorded which is no longer being amortized due to the adoption of SFAS No. 142. The Company completed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. The 2002 consolidated financial statements reflect this adjustment and such amount is recorded as discontinued operations. An annual test was performed on December 31, 2004 and the Company concluded that there was no impairment loss from continuing operations.
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
     In 2001, the Company determined that it was more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any further deferred tax benefit related to its taxable losses. The Company will continue to evaluate its projected future taxable operating income and reconsider its current determination when appropriate.
Earnings per Share
     The Company presents basic and diluted earnings per share. Basic earnings reflects the actual weighted average shares of Common Stock outstanding during the period. Diluted earnings per share includes the effects of all dilutive options, warrants and other securities and utilizes the treasury stock method or if converted method as appropriate. Since the Company had losses for all periods presented, basic and diluted weighted average outstanding shares were the same.
     The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows:
•	December 31, 2004 – 1,741,833 stock options; 10,500 shares of Series B mandatorily redeemable convertible Preferred Stock, (convertible into 3,636,867 shares of Common Stock at $2.8871 per share); 5,000 shares of Series C convertible Preferred Stock, (convertible into 1,731,842 shares of Common Stock at $2.8871 per share); and 65,000 shares of Series D convertible Preferred Stock, (convertible into 3,250,000 shares of Common Stock at $2.00 per share).

•	December 31, 2003 – 1,754,609 stock options; 10,500 shares of Series B mandatorily redeemable convertible Preferred Stock (convertible into 3,500,000 shares of Common Stock at $3.00 per share) and 5,000 shares of Series C convertible Preferred Stock (convertible into 1,666,667 shares of Common Stock at $3.00 per share).

•	December 31, 2002 – 1,785,333 stock options, 10,500 shares of Series B mandatorily redeemable convertible Preferred Stock, (convertible into 3,500,000 shares of Common Stock at $3.00 per share); and, 5,000 shares of Series C convertible Preferred Stock, (convertible into 1,666,667 shares of Common Stock).
Stock Based Compensation
     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25, no compensation cost has been recognized as the fair value of the Company’s stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company’s plan been determined consistent with SFAS No. 123, the Company’s net loss attributable to common stockholders and loss per share would have been increased to the pro-forma amounts indicated below:

	Year ended December 31
	2002	2003	2004
	(in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(23,635)	$(19,774)	$(22,628)

Stock-based employee compensation expense included in reported net loss	—	—	—

Stock-based employee compensation expense determined under fair value based method for All awards	(1,239)	(583)	(93)

Proforma net loss attributable to common stockholders	$(24,874)	$(20,357)	$(22,721)

Net loss per share as reported basic and diluted	$(1.31)	$(1.08)	$(1.21)

Proforma net loss per share basic and diluted	$(1.38)	$(1.11)	$(1.22)

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reporting of assets and liabilities, the disclosure of any contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Those estimates include the estimated undiscounted cash flows used to determine any potential impairment of long-lived assets and a change in such undiscounted cash flows may change the Company’s conclusion as to their impairment. Actual results could differ from these estimates .
Fair Value of Financial Instruments
     The carrying amounts related to cash equivalents, short-term investments, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities or by obtaining the then current fair value from the publicly traded bond market. The fair value of long-term debt at December 31, 2004 was estimated to be $113.5 million.
Redeemable Preferred Stock
     The Company’s Series B mandatorily redeemable convertible Preferred Stock is stated at redemption value, less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable convertible Preferred Stock through the date at which the Preferred Stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares and the accretion method used, it is not practicable for management to determine their fair value.
     The Company’s redeemable Series E Preferred Stock is stated at its original stated value, which is also the redemption value.
Segment Reporting
     Management has determined that the Company has one reporting segment.
Impact of Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS No. 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.
     In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. The SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounting for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company’ financial position, results of operations and cash flows.
5. Assets Held for Sale and Sale of Assets
     In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness complexes to an affiliate of Millennium for $65.0 million. Millennium is the Company’s largest stockholder and is the landlord at four of these Clubs. The Clubs to be sold include three facilities located in New York City, and single Clubs in Boston, Massachusetts, Washington D.C. and San Francisco, California. In addition, the management agreement for the Club in Miami, Florida will be assigned to Millennium. Based on the following (i) the Company has $100 million of term loans which are due in March 2006, (ii) Millennium is the landlord at four of the Clubs which are part of this transaction and they are the owner of the Club in Miami and therefore have an interest in these Clubs and (iii) Millennium has representation of the Board of Directors and have access to the financial information relating to these Clubs, the Company concluded that, as of December 31, 2004, the sale was probable and is expected to occur prior to December 31, 2005. On February 8, 2005, the Company entered into a formal letter of intent with Millennium. Accordingly, the Company reported the assets of the Clubs as held for sale, the liabilities as liabilities relating to assets held for sale and operations of the Clubs as discontinued operations in accordance with SFAS No. 144.
     In October 2004, the Company sold three SportsMed physical therapy facilities for $600,000. The Company continues to own and operate two SportsMed facilities that are located within The Sports Cub/LA Clubs in Los Angeles and Orange County. The 2004 statement of operations includes a loss of $527,000 recognized on the sale of these assets.
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

     The operating results of the six Clubs to be sold and SportsMed facilities sold have been classified as discontinued operations in the accompanying statement of operations. Summarized financial data for these locations are as follows:
Statements of Operation

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Revenues:
Membership revenues	$55,868	$60,724	$64,348
Products and services	29,941	33,088	33,561
Management fees	—	131	305
Reimbursed costs	—	2,382	5,024

Total revenue	85,809	96,325	103,238

Operating expenses:
Club operating costs	55,637	58,765	59,370
Costs of products and services	23,142	24,726	26,593
Selling and marketing	3,971	3,859	3,621
General and administrative	300	323	254
Depreciation and amortization	10,722	10,696	10,793
Reimbursed costs	—	2,382	5,024

Total operating expenses	93,772	100,751	105,655

Loss from operations	(7,963)	(4,426)	(2,417)

Other income (expense):
Interest, net	(8,511)	(8,310)	(8,132)
Minority interests	—	—	(864)

Loss from operations of discontinued operations before income taxes and cumulative effect of change in accounting principle	(16,474)	(12,736)	(11,413)

Provision for income taxes	590	485	556

Loss from operations of discontinued operations	(17,064)	(13,221)	(11,969)

Cumulative effect of change in accounting principle	(5,134)	—	—
(Gain) loss on disposal of assets	(30)	—	527

Loss from discontinued operations	$(22,168)	$(13,221)	$(12,496)

     Assets and liabilities related to assets held for sale consist of the following:

	December 31,
	2003	2004
	(in thousands)
Assets held for sale:
Accounts receivable, net of allowance for doubtful accounts	$2,140	$1,320
Inventories	450	442
Prepaid expenses	444	433
Property and equipment, net	150,862	141,015
Goodwill	345	—
Other assets	418	198

Total assets held for sale	$154,659	$143,408

Liabilities related to assets held for sale:
Accrued liabilities	$3,491	$3,354
Deferred revenues	13,982	15,178
Accrued lease obligations	67,874	65,774
Minority interest	—	863

Total liabilities related to assets held for sale	$85,347	$85,169

6. Property and Equipment
     Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

	At December 31,
	2003	2004
	(in thousands)
Land	$10,621	$10,621
Building and leasehold improvements	57,062	57,860
Furniture, fixtures and equipment	18,937	20,623

	86,620	89,104
Less accumulated depreciation and amortization	(21,090)	(25,482)

Net property and equipment	$65,530	$63,622

     Equipment, which secures equipment financing loans, was $8,251,000 and $697,000 at December 31, 2003 and 2004, respectively. In 2004, the Company repaid substantially all of its equipment financing loans.

7. Notes Payable and Equipment Financing Loans
     Notes payable and equipment financing loans are summarized as follows:

	At December 31,
	2003	2004
	(in thousands)
Senior secured notes (a)	$100,000	$100,000
Equipment financing loans (b)	1,975	180
Mortgage note (c)	19,855	19,550

	121,830	119,730
Less current installments	2,099	65,444

	$119,731	$54,286

(a)	On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are secured by substantially all of the Company’s assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) that includes certain covenants, which as of December 31, 2004, restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon:

Period	Percentage
Prior to March 15, 2005	102.844%
Thereafter	100.000%
     The Company has classified $65.0 million of the Senior Secured Notes as a current liability as of December 31, 2004 because the Company expects to complete a transaction to sell six of its Clubs for $65.0 million (See Note 5) before December 31, 2005 and the Indenture requires that the proceeds from that transaction retire a portion of the outstanding Senior Secured Notes. If for any reason the Company were to be in default under any covenants or requirements of the Indenture, the remaining $35.0 million would need to be reclassified from long-term debt to current debt.
     If the Company undergoes a “change in control”, as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 2004, the estimated fair value of the Senior Secured Notes was $94.0 million.
     The Company did not file its annual report on Form 10-K with the Securities and Exchange Commission on a timely basis and therefore violated one of the provisions of the Indenture Agreement. The trustee for the bondholders granted a waiver of this provision to the Company and extended the allowable filing date to September 30, 2005 in exchange for a $250,000 consent fee.

(b)	The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 7.12% and 13.1%.

(c)	The mortgage note bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club,

Inc., the Company’s wholly owned subsidiary that owns The Sports Club/LA — Orange County; and is guaranteed by two of the Company’s major shareholders. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of December 31, 2004, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.
     Future minimum annual principal payments at December 31, 2004, are as follows (in thousands):

2005	$444
2006	100,372
2007	400
2008	18,514

$119,730

8. Commitments and Contingencies
Lease Commitments
     The Company leases certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses). The Company is also obligated under lease agreements for six of its former Spectrum Club locations. The Company has subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Future minimum noncancelable operating lease payments as of December 31, 2004 are as follows (in thousands):

			Total	Discontinued	Continuing
		Sublease	Net Rental	Operations	Operations
	Commitments	Rentals	Commitments	Commitments	Commitments
Year ending December 31:
2005	$29,432	$5,090	$24,342	$22,185	$2,157
2006	29,147	5,090	24,057	22,381	1,676
2007	29,177	5,162	24,015	22,381	1,634
2008	28,899	4,591	24,308	22,803	1,505
2009	28,154	3,763	24,391	22,841	1,550
Thereafter	237,556	21,094	216,462	201,593	14,869

Total minimum lease payments	$382,365	$44,790	$337,575	$314,184	$23,391

     Rent expense for facilities, for both continuing and discontinued operations, including minimum lease payments recorded on a straight-line basis over the lease term are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Continuing operations	$877	$1,323	$2,755
Discontinued operations	20,079	20,106	20,028

Total rent expense	$20,956	$21,429	$22,783

Litigation
     The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have an material adverse effect on the Company’s financial condition, cash flow or results of operations.
Employment Agreements
     At December 31, 2004, the Company did not have any employment agreements with any employees.
9. Preferred Stock
Series B Redeemable Convertible Preferred Stock
     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Redeemable Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value (“Series B Preferred”), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company’s option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At December 31, 2004, the Series B Preferred, including accrued dividends of $2,648,000, was convertible into 4,554,050 shares of Common Stock. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding.
     The initial carrying value of the Series B Preferred was recorded at its sale price less costs to issue on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. The Series B Preferred carrying value consisted of the following (in thousands):

Initial fair value, sale price of $10,500 less costs to issue of $592	$9,908
Redemption value accretion	71
Accrued and unpaid dividends accretion	748

Total carrying value at December 31, 2002	10,727
Redemption value accretion	84
Accrued and unpaid dividends accretion	950

Total carrying value at December 31, 2003	11,761
Redemption value accretion	85
Accrued and unpaid dividends accretion	950

Total carrying value at December 31, 2004	$12,796

Series C Convertible Preferred Stock
     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value (“Series C Preferred”), at a price of $1,000 per share. Dividends accrue at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company’s option, may be paid in cash or additional shares of Series C Preferred. Dividends are paid pari passu with dividends on the Series B Preferred Stock. In addition, upon conversion any earned and unpaid dividends would become payable. Accordingly, the Company has accrued such Series C dividends. The Series C Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At December 31, 2004, the Series C Preferred, including accrued dividends of $1,040,000, was convertible into 2,092,065 shares of Common Stock. Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Preferred, at the Company’s option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company the Series C Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event of liquidation, the Series C Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Preferred then outstanding, plus earned and unpaid dividends.
     The carrying value of the Series C Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. The Series C Preferred carrying value consisted of the following (in thousands):

Initial fair value	$5,000
Accrued and unpaid dividend accretion	590

Total carrying value at December 31, 2003	5,590
Accrued and unpaid dividend accretion	450

Total carrying value at December 31, 2004	$6,040

Series D Convertible Preferred Stock
     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, net of costs, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock (“Series D Preferred”), at a price of $100 per share. The Series D Preferred was purchased by three of the Company’s major shareholders consisting of Rex Licklider (the Company’s Chief Executive Officer), Millennium and Kayne Anderson Capital Advisors. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Preferred, Common Stock or any other class of equity security that is junior to the Series D Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company’s option, may be paid in cash or additional shares of Series D Preferred. The Series D Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At December 31, 2004, the Series D Preferred, including accrued dividends of $471,000, was convertible into 3,485,500 shares of Common Stock. Each share of Series D Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified secondary stock offering of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable into Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Preferred the Company at its option may redeem the Series D Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Preferred, an amount equal to $100 for each share of Series D Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Preferred are afforded protective rights that among other things restrict the Company’s ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company’s stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company’s Board of Directors.
     The carrying value of the Series D Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004, the Series D Preferred carrying value consisted of the following (in thousands):

Initial fair value	$6,500
Issuance costs	(428)
Accrued and unpaid dividend accretion	471

Total carrying value	$6,543

Series E Redeemable Preferred Stock
     On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Redeemable Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Redeemable Preferred Stock (“Series E Preferred”) at a price of $100 per share. The Series E Preferred was purchased by three of the Company’s principal shareholders consisting of Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla. Dividends are earned at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company’s option, may be paid in additional shares of Series E Preferred. The Series E Preferred is not convertible into shares of the Company’s Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company’s stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred may demand that the Company redeem all the shares of the Series E Preferred by paying the redemption price in cash to each holder of the Series E Preferred. Dividends are accrued on the Series E Preferred with any unpaid dividends included in accrued liabilities on the accompanying balance sheet.

10. Consolidated Statements of Operations
     Revenues and operating expenses consist of the following:

	Years ended December 31,
	2002	2003	2004
	(in thousands)
Revenues:
Membership revenues:
Monthly dues	$21,360	$22,751	$27,148
Initiation fees	1,746	1,833	1,684
Other	588	557	601

Total membership revenues	23,694	25,141	29,433

Products and Services:
Private training	5,639	5,741	7,203
Food and beverage	2,537	2,723	3,361
Spa services	1,293	1,328	1,535
Physical therapy	1,506	1,641	1,553
Other	375	471	587

Total products and services	11,350	11,904	14,239

Total revenue	$35,044	$37,045	$43,672

Operating expenses:
Club operating costs:
Payroll and benefits	$5,304	$5,948	$8,171
Rent	—	438	1,878
Other operating costs	5,729	6,181	7,598

Total Club operating costs	11,033	12,567	17,647

Costs of products and services:
Private training	4,126	4,614	6,140
Food & beverage	2,529	2,684	3,488
Spa services	1,203	1,215	1,535
Physical therapy	902	931	1,162
Other	56	73	73

Total cost of products and services	8,816	9,517	12,398

Sales and marketing	936	1,043	1,492
General and administrative	7,114	7,517	8,148
Pre-opening	130	2,258	46
Depreciation and amortization	3,532	3,706	4,369
Non-recurring items	—	—	1,104

Total operating expenses	$31,561	$36,608	$45,204

11. Income Taxes
     The provision for income taxes consists of the following:

	Years ended December 31,
	2002	2003	2004
	(in thousands)
Continuing Operations:
Current Federal	$(900)	$—	$—

Discontinued operations:
Current:
Federal	(30)	—	—
State	620	485	237

	590	485	237

Income tax provision (benefit)	$(310)	$485	$237

     Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

	Years ended December 31
	2002	2003	2004
	(in thousands)
Computed “expected” tax benefit	$(7,839)	$(6,070)	$(6,868)
Increase (decrease) in tax resulting from:
State taxes – net of federal benefit	(482)	(524)	(1,145)
Meals and entertainment	75	79	96
Change in valuation allowance	9,048	6,592	2,983
Change in tax laws	(900)	—	—
Other, primarily NOL carry forward adjustments	(212)	408	5,171

Income tax expense (benefit)	$(310)	$485	$237

     The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows:

	At December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
Deferred revenues	$1,232	$761
Operating loss carry forwards	31,723	34,243
Accrued vacation	294	336
Bad debt	186	227
Depreciation and amortization	263	(389)
State taxes	165	95
Other	1,404	2,977

Gross deferred tax assets	35,267	38,250
Valuation allowance	(35,267)	(38,250)

Net deferred tax asset	$—	$—

     The Company has determined, based on historical operating results and future projections, that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company does not record any deferred tax benefit related to its taxable losses and recorded valuation allowances of $9,048,000, $6,592,000 and $2,983,000 in 2002, 2003 and 2004, respectively to offset the Company’s net deferred tax assets.

     As of December 31, 2004, the Company had federal and state net operating loss carryforwards of $84.9 million and $59.9 million respectively, beginning expiration in 2021 and 2005, respectively.
12. Other Items
     In June 1998, the Company acquired undeveloped land in Houston, Texas with the intention of developing a Club on the site. In 2000, the Company decided not to develop this site and to dispose of the property. An impairment loss of $749,000 was recorded in December 2000 to reduce the carrying value of the asset to its estimated fair value less costs to sell. The Houston site was sold on August 30, 2002 and a gain of $97,000 was recorded.
13. Employee Benefit Plans
Stock Incentive Plans
     The Company’s shareholders reserved 1,800,000 shares of Common Stock under the Company’s Amended and Restated 1994 Stock Incentive Plan, which authorized the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights. On December 31, 2001, the 1994 Stock Incentive Plan expired and in May 2001, the Company’s shareholders adopted the 2001 Stock Incentive Plan (the “Plan”). The 2001 Stock Incentive Plan reserves 2.5 million shares of Common Stock, expires on December 31, 2010 and also authorizes stock appreciation rights and purchase rights.
     Options allow for the purchase of Common Stock at prices determined by the Company’s Compensation Committee. Incentive stock options must be granted at a price equal to or greater than the fair value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair value of the Company’s Common Stock at the date of grant. Options granted under the Plans may, at the election of the Compensation Committee, become exercisable in installments. Except for options granted to the Company’s former Co-Chief Executive Officer D. Michael Talla, which expire on the fifth anniversary of the grant date, all options expire on the tenth anniversary of the grant date.

     A summary of the status of the Company’s stock option plans as of December 31, 2002, 2003 and 2004 and changes during the years then ended are presented below:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at January 1, 2002	1,850,275	$5.37
Granted	—	—
Canceled	(64,942)	5.20
Exercised	—	—

Outstanding at December 31, 2002	1,785,333	5.38

Options exercisable at December 31, 2002	1,296,448	5.61

Outstanding at January 1, 2003	1,785,333	5.38
Granted	—	—
Canceled	(30,724)	8.13
Exercised	—	—

Outstanding at December 31, 2003	1,754,609	5.33

Options exercisable at December 31, 2003	1,621,965	5.52

Outstanding at January 1, 2004	1,754,609	5.33
Granted	—	—
Canceled	(12,776)	3.75
Exercised	—	—

Outstanding at December 31, 2004	1,741,833	5.34

Options exercisable at December 31, 2004	1,741,833	5.34

     The following table summarizes information about stock options outstanding at December 31, 2004:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Options
Prices	Outstanding	Life (Years)	Exercisable
$2.5625	24,333	1.41	24,333
2.6875	70,000	1.11	70,000
2.7500	26,000	1.84	26,000
3.0100	277,787	6.39	277,787
3.3110	115,000	1.39	115,000
3.9375	210,000	4.10	210,000
4.2500	211,713	5.85	211,713
4.3750	60,000	2.22	60,000
5.2500	42,000	0.24	42,000
5.3750	32,000	2.50	32,000
8.0000	211,000	3.29	211,000
8.0000	450,000	5.11	450,000
8.3750	12,000	2.85	12,000

	1,741,833		1,741,833

     Stock appreciation rights (“SAR’s”) may be granted in combination with options or on a stand-alone basis. SAR’s permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 2004, no SAR’s had been granted.
     Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 2004, no purchase rights had been granted.
1994 Stock Compensation Plan
     In July 1994, the Company instituted its 1994 Stock Compensation Plan (that was amended by the Company’s shareholders in July 1999) for the purpose of compensating outside directors by issuing them shares of the Company’s Common Stock as part of their directors’ fees. A total of 50,000 shares were reserved for issuance pursuant to this plan and a total of 50,000 shares have been issued to outside directors under the plan. During the years ended December 31, 2002, 2003 and 2004, the Company issued 8,000, 6,000 and zero shares of Common Stock as director compensation for aggregate consideration of $15,000, $12,000 and zero respectively.
401(k) Plan
     The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan provides for the Company to make a discretionary employer matching contribution currently equal to 33% of the first 8% of each eligible participating employees’ wages. The employer matching contribution can be made in cash or Company stock, at the Company’s discretion. Employer matching contributions totaling $234,000, $256,000 and $316,000 were made in the form of Common Stock for the Plan years ended December 31, 2002, 2003 and 2004, respectively. The employer contribution vests pro-rata over four years. In order to participate in the Plan, employees must have been employed by the Company for at least one year and must have worked at least 1,000 hours during that one year period. In order to receive an employer matching contribution the participant must be actively employed by the Company on December 31st and must have worked a minimum of 1,000 hours for the applicable Plan year.
14. Related Party Transactions
     Millennium is a significant shareholder of the Company and has jointly developed Clubs with the Company. A representative of Millennium is on the Company’s Board of Directors. Millennium is a partner in the Reebok Sports Club/NY partnership as well as the landlord of the building in which the Reebok Sports Club/NY is located. The Reebok Sports Club/NY pays rent to Millennium in the amount of $2.0 million per year and the partnership agreement provides for a first priority annual distribution of $3.0 million to Millennium. The Company is entitled to certain additional priority distributions and 60% of the remaining cash flow. Millennium is entitled to 20% of such remaining cash flows.
     The Company pays rent to Millennium for The Sports Club/LA — Washington D.C., The Sports Club/LA — Boston and The Sports Club/LA — San Francisco and in 2002, 2003 and 2004 a total of $9.5 million per year was paid to Millennium for rent on these three Clubs. All such payments are reflected as rent expense (discontinued operations) in the Company’s consolidated statements of operations. In connection with the development of these Clubs, Millennium provided the Company with allowances of $45.0 million. These funds were used to complete construction of the Company’s leasehold improvements. After the Company receives a management fee equal to 6% of all revenues, an amount equal to its capital investment in the Boston and Washington D.C. Clubs and a 11% annual return on the capital investment and an amount equal to its operating investment in the Club and a 10% annual return on the operating investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium’s percentage of the excess cash flow, as defined, is 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.
     On November 24, 2003, the Company opened The Sports Club/LA — Miami as part of the exclusive new Four Seasons Hotel and Tower in Miami, Florida. The Company operates this 40,000 square foot Club pursuant to a management agreement with Millennium, the developer of the project. The Company receives a fee of 6% of gross revenues and a participation in the Club’s net cash flow. For the years ended December 31, 2003 and 2004, management fees of $131,000 and $305,000 were earned by the Company. The Company was also reimbursed $2,382,000 and $5,024,000 for costs it incurred related to the operation of The Sports Club/LA — Miami for the years ended December 31, 2003 and 2004, respectively.
     On February 8, 2005 the Company entered into a letter of intent to sell six of its nine sports and fitness complexes to an affiliate of Millennium for $65.0 million. The Clubs to be sold include three facilities located in New York City, and single Clubs in Boston, Massachusetts, Washington D.C. and San Francisco, California. In addition, the management agreement for the Club in Miami, Florida will be assigned to Millennium. Following the sale, the Company will continue to own and operate three Southern California Clubs. The letter of intent is nonbinding on the Company and Millennium and is subject to the execution of definitive agreements and the satisfaction of a number of other conditions. The Company has formed a Special Committee of its Board of Directors to approve the transaction. The proposal to sell assets will be evaluated by the Special Committee and its independent financial advisor, Barnett & Partners LLC. Accordingly, there are no assurances that the proposed transaction will be completed.
     The Company has a 50.1% interest in the partnership that owns The Sports Club/LA — Los Angeles, and the Company’s Chairman beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA — Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club’s net cash flow in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by the Company’s Chairman. The option expires as of January 31, 2006. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2003 and 2004 and has been classified as minority interest in the liability section on the accompanying consolidated balance sheets.
     As of May 4, 2001, the Company entered into a ten-year sublease for space located within The Sports Club/LA – New York on the Upper East Side. The sublease provides for two five-year renewal options and one seven-year renewal option; an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.
     In September 1999, the Company sold the property on which the Spectrum Club — Thousand Oaks is located for a sales price of $12.0 million. The Company entered into a sale and leaseback agreement for the property under a long-term lease with an initial annual base rent of $1.3 million. The Thousand Oaks property consists of the Spectrum Club — Thousand Oaks, a SportsMed facility, unimproved office space, and a parking ramp. The Company is currently subleasing the Spectrum Club and SportsMed spaces to other operators. Mr. Licklider owns an approximate 4.6% interest in the purchaser of the property, and trusts for the benefit of Mr. Talla’s minor children own an approximately 5.2% interest in the purchaser of the property.
     On March 18, 2002, the Company sold an aggregate of 10,500 shares of Series B Convertible Preferred Stock to Kayne Anderson Capital Advisors and four affiliates thereof for aggregate offering proceeds of $10.5 million. The shares of Series B Preferred may, at the option of the holder, be converted into shares of the Company’s Common Stock at the current rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series B Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at the Company’s option, may be paid in additional shares of Series B Preferred. As part of the sale of the Series B Preferred to Kayne Anderson, the Company agreed that for so long as Kayne Anderson beneficially owns at least 12% of the Company’s equity securities (on an “as-converted basis”) Kayne Anderson will have the right to designate one member to the Company’s Board of Directors.
     On September 6, 2002, the Company sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of the Company’s major shareholders, D. Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate offering proceeds of $5.0 million. The shares of Series C Preferred may, at the option of the holder, be converted into shares of the Company’s Common Stock at the current rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series C Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at the Company’s option, may be paid in additional shares of Series C Preferred.
     On March 12, 2004, the Company sold an aggregate of 65,000 shares of Series D Convertible Preferred Stock to three of the Company’s major stockholders, Kayne Anderson Capital Advisors, Rex Licklider and Millennium, for aggregate offering proceeds of $6.5 million. The shares of Series D Preferred may, at the option of the holders, be converted into share of the Company’s Common Stock at the rate of $2.00 per share; entitle each holder to one vote for each share of Common Stock into which such Series D Preferred could be converted; and provide for the payment of dividends at an annual rate of $9.00 per share. Dividends are cumulative, do not accrue interest and at the Company’s option, may be paid in additional shares of Series D Preferred. Each share of Series D Preferred shall automatically be converted into shares of Common Stock upon consumption of a qualified secondary stock offering of at least $50.0 million or if the closing price of the Company’s Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable trading day period. The holders of the Series D Preferred are afforded various protective rights that restrict the Company’s ability to enter into certain transactions. As part of the sale of the Series D Preferred, Millennium received the right to designate two directors (at least one of whom must be independent) and the other Series D Preferred holders are each entitled to designate one director, to serve on the Company’s Board of Directors.
     On September 14, 2004, the Company sold an aggregate of 20,000 shares of Series E Redeemable Preferred Stock to three of the Company’s major shareholders, Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla for aggregate offering proceeds of $2.0 million. Dividends are earned at the annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company’s option, may be paid in additional shares of Series E Preferred. At any time after May 31, 2006, the Series E Preferred may be redeemed by the Company or the holders of the Series E Preferred my demand that the Company redeem all shares of the Series E Preferred.
     In consideration of executing a guaranty in favor of Comerica-Bank – California (the “Bank”) in connection with the Bank’s renewal of the Company’s credit facility (the “Credit Facility”), Messrs. Talla and Licklider and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with the Company as of July 3, 2001, pursuant to which the Company was obligated to pay a 1% annual commitment fee to each of the guarantors. In addition to the committee fee, the Company was obligated to pay to each guarantor a usage fee equal to 2% per annum of such guarantor’s pro rata portion of any amounts advanced to the Company by the Bank. At the Company’s discretion all earned commitment fees and usage fees under the agreements were paid in restricted shares of Common Stock with each guarantor receiving in the aggregate 86,392 shares. In June 2003, the Company replaced the Credit Facility and all payment obligations due the guarantors have been met.
     Upon termination of the Credit Facility, the Company entered into a new promissory note with another financial institution. The new note was for $20.0 million (the “Loan”) and is guaranteed by Messrs. Talla and Licklider. Messrs. Talla and Licklider entered into agreements with the Company as of December 1, 2003, pursuant to which the Company is obligated to pay a quarterly fee to each guarantor equal to 3% per annum of their pro rata portion of the average outstanding principal balance of the Loan. At the Company’s discretion, such fees may be paid in Common Stock, cash or a combination thereof. As of December 31, 2004, each guarantor has received 205,725 shares, representing payment of their pro rated portion of the guarantee fees through the third quarter of 2004.
15. Concentration of Credit Risk
The Company markets its products principally to customers in Southern California, New York City, Washington D.C., Boston and San Francisco. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company’s credit losses for the periods presented are insignificant and have not exceeded managements’ estimates (see Note 4 — allowance for doubtful accounts).
16. Quarterly Summary of Information (Unaudited)
     The following unaudited quarterly summary operating results for the first three quarters of 2004 have been reclassified as described in Note 2 to the Consolidated financial statements. Such data has also been restated to more properly reflect the accounting for initiation fees. During the nine month period ended September 30, 2004, the Company recognized a portion of its membership initiation fees as private training revenues since members were granted the opportunity to utilize private training at no charge. In the fourth quarter of 2004, the Company determined it was more appropriate to record this revenue as initiation fees and amortize it over the estimated membership life. Accordingly, the operating date for the first three quarters of 2004 have been restated.

	2004
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total revenue:
As reported	$37,178	$37,732	$36,389	$—

As reclassified and restated	$10,678	$10,916	$10,978	$11,100

Total operating expenses:
As reported	$39,198	$37,717	$37,634	$—

As reclassified and restated	$11,947	$11,108	$10,877	$11,272

Income (loss) from continuing operations:
As reported	$(5,914)	$(4,308)	$(5,149)	$—

As reclassified and restated	$(2,946)	$(1,868)	$(1,572)	$(1,875)

Net loss attributable to common stockholders:
As reported	$(6,295)	$(4,803)	$(5,657)	$—

As reclassified and restated	$(6,695)	$(5,203)	$(5,857)	$(4,873)

Net loss per share-basic and diluted:
As reported	$(0.34)	$(0.26)	$(0.30)	$—

As reclassified and restated	$(0.36)	$(0.28)	$(0.31)	$(0.26)

     The following unaudited quarterly summary operating results for the year ended December 31, 2003 have been reclassified as described in Note 2 to the consolidated financial statements. All reclassifications reflect adjustments made to classify certain revenues and operating expenses as discontinued operations:

	2003
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total revenue:
As reported	$32,661	$32,629	$32,054	$36,027

As reclassified	$8,851	$9,078	$9,029	$10,087

Total operating expenses:
As reported	$33,046	$33,641	$33,726	$36,947

As reclassified	$8,275	$8,849	$9,129	$10,355

Net loss attributable to common stockholders:
As reported	$(4,243)	$(4,822)	$(5,618)	$(5,091)

As reclassified	$(4,243)	$(4,822)	$(5,618)	$(5,091)

Net loss per share — basic and diluted:
As reported	$(0.23)	$(0.26)	$(0.31)	$(0.28)

As reclassified	$(0.23)	$(0.26)	$(0.31)	$(0.28)

THE SPORTS CLUB COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS
Three-year period ended December 31, 2004

	Balance at
	beginning			Balance at
Description	of period	Additions	Deletions	end of period
Continuing Operations:
Year ended December 31, 2002:
Allowance for doubtful accounts	$266,000	$649,000	$515,000	$400,000

Year ended December 31, 2003:
Allowance for doubtful accounts	$400,000	$582,000	$600,000	$382,000

Year ended December 31, 2004:
Allowance for doubtful accounts	$382,000	$723,000	$709,000	$396,000

Discontinued Operations:
Year ended December 31, 2002:
Allowance for doubtful accounts	$52,000	$149,000	$67,000	$134,000

Year ended December 31, 2003:
Allowance for doubtful accounts	$134,000	$102,000	$101,000	$135,000

Year ended December 31, 2004:
Allowance for doubtful accounts	$135,000	$98,000	$29,000	$204,000

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers and directors and their ages as of September 15, 2005 are as follows:

Name	Age	Position
D. Michael Talla	58	Chairman of the Board
Rex A. Licklider	62	Vice Chairman of the Board and Chief Executive Officer
Nanette Pattee Francini	56	Executive Vice President
Timothy M. O’Brien	54	Chief Financial Officer and Assistant Secretary
Mark S. Spino	51	Senior Vice President of Development
Andrew L. Turner	58	Director
George J. Vasilakos	67	Director
Charles A. Norris	59	Director
Christopher M. Jeffries	55	Director
Charles J. Ferraro	61	Director
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
     Rex A. Licklider has served as Vice Chairman of the Board since 1994 and as Chief Executive Officer since March 2004, having served with Mr. Talla as Co-Chief Executive Officer from February 2000. Previously, Mr. Licklider served as a consultant to us for strategic and financial planning. He founded Com Systems, Inc., a publicly traded long-distance telecommunications company, and at various times between 1975 and April 1992 served as its Chairman, President and Chief Executive Officer. Since January 1993, Mr. Licklider has been a member of the Pentium Group, an entity investing, and often taking a management role, in early stage and turn around/growth businesses. He is a director of The Learning Network, Inc., and Deckers Outdoor Corporation. He also serves on the Board of Directors of The Children’s Bureau of Southern California, The Achievable Foundation and For Kids Only Foundation.
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

     Timothy M. O’Brien has been our Chief Financial Officer since February 1995 and since June 1995 has also served as Assistant Secretary. Mr. O’Brien is a Certified Public Accountant.
     Mark S. Spino was appointed Senior Vice President of Development in February 2000, having served as Vice President of Development since 1994.
     Andrew L. Turner has been a director since 1994. Mr. Turner currently serves as Chairman of the Board for EnduraCare Therapy Management, the nation’s largest privately held contract physical therapy company. He serves on the Board of Directors for Watson Pharmaceuticals, Inc., a New York Stock Exchange traded pharmaceutical manufacturing company. From 1989 until August 2000, Mr. Turner served as Chairman and Chief Executive Officer of Sun Healthcare Group, Inc., a New York Stock Exchange traded health care services provider. In October 1999, Sun Healthcare Group, Inc. filed voluntary petitions with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the Federal Bankruptcy Code.
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
     Charles A. Norris was elected to the Board of Directors in August 2002. Mr. Norris currently serves as Chairman of the Board of Directors of Glacier Water Services, Inc. Previously, Mr. Norris was President of McKesson Water Products Company and a Senior Vice President of McKesson Corporation. He is past President and served on the Board of Directors and Executive Committee of the International Bottled Water Association. Mr. Norris is also a member of the Board of Directors of the AEM/DC Sports, a mid sized auto after market company. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Kayne Anderson, one of the three principal purchasers of the Series D would be entitled to designate one director to serve on our Board of Directors. Mr. Norris is currently serving as Kayne Anderson’s designee pursuant to this agreement.
     Christopher M. Jeffries became a member of the Board of Directors in April 2004. Mr. Jeffries has founded, owned and managed several real-estate development companies. He founded Millennium Partners in 1990 to meet the lifestyle demands of affluent urbanites by creating luxury mixed-use properties in the New York marketplace. The Millennium portfolio now includes projects in New York, Boston, Washington D.C., Miami and San Francisco. Mr. Jeffries graduated from Columbia College in 1968 and the University of Michigan Law School in 1972. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Millennium has the right to designate two directors (one of whom must be independent) to serve on our Board of Directors. Mr. Jeffries is a principal of Millennium and is currently serving as one of Millennium’s two designees pursuant to this agreement.
     Charles J. Ferraro became a member of the Board of Directors in April 2004. Mr. Ferraro has been with the Four Seasons Hotels and Resorts since 1980 and currently serves as its Senior Vice President of Operations with operating responsibilities in Texas, California, Hawaii, Washington, Florida, the Caribbean, Mexico, Central America and South America. Mr. Ferraro graduated from Paul Smith’s College of Hotel and Restaurant Management. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Millennium has the right to designate two directors (one of whom must be independent) to serve on our Board of Directors. Mr. Ferraro meets the criteria of “independent” as defined by the Securities and Exchange Commission and the American Stock Exchange and is serving as Millennium’s independent designee pursuant to this agreement.

     The rules of the American Stock Exchange generally require that a majority of the directors of a listed company be independent directors, that nominations for members of the Board of Directors must be selected or recommended either by a nominating committee comprised solely of independent directors or by a majority of independent directors on the Board, that the compensation of all officers must be determined or recommended to the Board for determination either by a compensation committee comprised of independent directors or by a majority of the independent directors on the Board and that the Chief Executive Officer may not be present during discussion of his compensation. However, a company in which over 50% of the voting power is held by a “group” (a “Controlled Company”) is not required to comply with these requirements.
     Rex A. Licklider (“Licklider”), Millennium and Kayne Anderson Capital Advisors, L.P. and its affiliates (“Kayne”) own Common Stock and various series of voting Convertible Preferred Stock, which in the aggregate, constitute 66.4% of the voting power of the Company. In connection with their purchase of the Series D Convertible Preferred Stock on March 12, 2004, Licklider, Millennium and Kayne entered into an Investors’ Rights Agreement with us, which affords each of them certain consent rights with respect to the operation of our business. In addition, the Investors’ Rights Agreement affords each of Licklider and Kayne the right to designate one director and affords Millennium the right to designate two directors, one of whom must be an independent director, in each case so long as certain specified Common Stock ownership thresholds are maintained. As a result of the provisions of the Investors’ Rights Agreement, Licklider, Millennium and Kayne as a group hold over 50% of the voting power of the Company within the meaning of the rules of the American Stock Exchange.
     We have determined that we are a Controlled Company and as such we are entitled to take advantage of the exceptions set forth above. Therefore, it is likely that nominations for members of our Board as well as officers’ compensation may be determined by the entire Board and not solely by our independent directors.
     Both the Securities and Exchange Commission and the American Stock Exchange require that a public company maintain a permanent independent audit committee. The designation of a company as a Controlled Company does not negate this responsibility. The Board has established an Audit Committee of only non-employee directors who meet the independence, experience, and financial expertise requirements of the Securities and Exchange Commission and the AMEX. Messrs. Vasilakos (Chairman), Turner and Norris currently serve as Audit Committee Members. Mr. Vasilakos satisfies the financial expertise requirement. The Audit Committee assists the Board in its oversight responsibilities, and its primary obligations fall into these broad categories; (i) monitor the integrity of our financial statements and reporting processes and systems of internal controls relating to financial disclosure, (ii) monitor our compliance with, and effectiveness of, our legal, regulatory and ethical programs, (iii) appoint, monitor and appraise the independence and performance of the outside accounting firm and (iv) provide an avenue of communication among the independent auditor, management and our Board of Directors.
     The Board has created two other permanent committees: Compensation and Nominating and Governance. The Compensation Committee, composed of Messrs. Turner, Vasilakos and Norris (Mr. Collins also served on this Committee until his resignation in April 2004), recommends compensation for key-employees, oversees the management bonus program and administers our stock incentive plans. The Nominating and Governance Committee, composed of Messrs. Norris, Vasilakos and Turner, reviews our compliance with our governance policies and procedures.
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

     Additionally, in September 2004, the Board reconvened a special committee and in recognition of the added responsibilities and demands of the work to be performed by this committee, its members will receive additional compensation of: (i) $1,000 for each meeting of the special committee attended in person, (ii) $500 for each telephonic meeting, and (iii) $1,000 for each day committee members devote a material portion of their business day to the affairs of the committee. Messrs. Turner and Vasilakos serve on this committee.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Securities Exchange Act of 1934 our directors, executive officers and any persons holding more than 10% of our Common Stock (who we refer to as “Reporting Persons”) are required to report their initial ownership and any subsequent changes in that ownership to the Securities and Exchange Commission. Such Reporting Persons are also required to furnish us with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established and we are required to identify all Reporting Persons who failed to timely file these reports.
     To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all the Reporting Persons complied with applicable filing requirements, except:
     Millennium did not timely file a Form 4 relating to an April 16, 2004 transaction. The report was subsequently filed on May 20, 2004.

Code of Ethics
     On July 23, 2004, the Board of Directors approved a written code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer and other persons performing similar functions. This code of standards fulfills the requirements recently imposed by the Securities and Exchange Commission and covers such topics as conflict of interest, confidentiality, compliance with legal requirements and other business ethics subjects. Also, on July 23, 2004, the Board adopted a Code of Business Conduct for its members. This code of conduct seeks to guide our Board members in (i) recognizing and dealing with ethical issues, (ii) fulfilling their fiduciary and oversight responsibilities and (iii) establishing and maintaining mechanisms for reporting by our employees of unethical conduct. Any person may obtain without charge copies of these codes by writing to us, Attn: Corporate Secretary, 11100 Santa Monica Boulevard, Suite 300, Los Angeles, CA 90025. We will promptly disclose through appropriate filings with the SEC (i) the nature of any amendment to these codes and (ii) the nature of any waiver, including an implicit waiver, from a provision of our codes that is granted, the name of such person who is granted the waiver and the date of the waiver. We presently rely on the written policies in our Employee Handbook, as well as informal policies and procedures, our directors’ awareness of their fiduciary duties and our employees’ understanding of their responsibilities to the Company and our shareholders to fulfill our duties as a public company. These policies may not adequately protect us from all conflict of interest situations; therefore, it is our intention in addition to the code of financial conduct and the code of business conduct to also adopt: (i) corporate governance principles that will establish oversight responsibilities for the conduct of our business and (ii) a code of standards that will expand our current Employee Handbook and define how all employees and directors will act in areas of professional conduct.
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
ITEM 11. EXECUTIVE COMPENSATION
     The table below shows, for the last three fiscal years, the amount of compensation earned by the Chairman, the Chief Executive Officer and the next four most highly-compensated executive officers (the “Named Executive Officers”). The current salaries of such executive officers are described below under “Employment Agreements.”

					Long-Term
					Compensation
					Shares	All Other
		Annual Compensation			Underlying	Compensation
Name & Position	Year	Salary($)		Bonus($)	Options Awards	($)(a)
D. Michael Talla	2004	150,000	(b)(d)	—	—	16,051
Chairman of the Board	2003	200,000	(b)	—	—	15,281
	2002	200,000	(b)	—	—	17,814

Rex A. Licklider	2004	200,000		—	—	16,051
Chief Executive Officer and	2003	200,000		—	—	11,321
Vice Chairman of the Board	2002	200,000		—	—	14,184

Philip J. Swain (c)	2004	179,100		—	—	20,011
President and	2003	160,000		—	—	14,885
Chief Operating Officer	2002	160,000		20,000	—	17,385

Nanette Pattee Francini	2004	160,000		—	—	13,184
Executive Vice President	2003	160,000		—	—	9,925
	2002	160,000		20,000	—	11,906

Mark S. Spino	2004	160,000		—	—	16,933
Senior Vice President of	2003	160,000		—	—	14,291
Development	2002	160,000		20,000	—	13,962

Timothy M. O’Brien	2004	160,000		12,800	—	13,439
Chief Financial Officer	2003	160,000		—	—	12,102
and Assistant Secretary	2002	160,000		20,000	—	15,953

(a)	Represents value of (i) amounts paid by us on behalf of the Named Executive Officer and dependents for medical and life insurance and (ii) our Common Stock contributed for the benefit of the Named Executive Officer under the 401K Profit Sharing Plan, based upon the December 31 closing market price each year of our Common Stock, on the American Stock Exchange.

(b)	Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA — Los Angeles’ net cash flow. This amount is not included in Mr. Talla’s compensation. See “Certain Relationships and Related Transactions.”

(c)	Mr. Swain resigned in January 2005.

(d)	Salary reflects amounts received through September 31, 2004 the date Mr. Talla resigned his position as CEO.
Option Grants, Exercises and Year-End Values
     There were no option grants made to any Named Executive Officer during the last fiscal year.
Unexercised Stock Options and Fiscal Year-End Option Values
     None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 2004.

	Number of Shares Underlying		Value of In-the-Money
	Unexercised Options at Fiscal		Unexercised Options at Fiscal
	Year-End(a)		Year-End(b)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	(#)	($)	($)
D. Michael Talla	365,000	-0-	-0-	-0-
Rex A. Licklider	115,000	-0-	-0-	-0-
Philip J. Swain	220,000	-0-	-0-	-0-
Nanette Pattee Francini	210,000	-0-	-0-	-0-
Mark S. Spino	210,000	-0-	-0-	-0-
Timothy M. O’Brien	240,000	-0-	-0-	-0-

(a)	All options were granted pursuant to one of our two Stock Incentive Plans.

(b)	The closing price of our Common Stock on the American Stock Exchange on December 31, 2004 was $1.83. Since all options have been granted at prices above $1.83, there are no options considered to be in-the-money.
Employment Agreements
     The Company has no written employment agreements. Currently, our executive officers receive the following salaries:

Rex A. Licklider	Chief Executive Officer	$200,000
Nanette Pattee Francini	Executive Vice President	$160,000
Mark S. Spino	Senior Vice President	$160,000
Timothy M. O’Brien	Chief Financial Officer	$200,000

Compensation of Directors
     Our independent directors receive the following compensation:
•	Annual retainer fee of $12,000,

•	Annual retainer fee of $4,000 for each committee chair,

•	$1,000 for each Board and committee meeting attended,

•	Reimbursement of expenses for attending Board and committee meetings,

•	Annual option award of 2,000 shares under our 2001 Incentive Stock Plan (timing of such grant is at the discretion of the Board, and as of September 15, 2005 no option awards have been granted).
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
     In September 2004, the Board reconvened the special committee and appointed Messrs. Turner and Vasilakos its members. In recognition of the added responsibilities and demands of the work to be performed by them, Messrs. Turner and Vasilakos are to receive the following additional compensation: $1,000 for each meeting of the special committee attended in person, $500 for each telephonic meeting and $1,000 per day on which they devote a material portion of their business day to the affairs of the committee.
     Following are the amounts paid to all directors for each of the last three years:

Year	Amount
2002	$68,502
2003	112,675
2004	118,000
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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Stock Ownership Table
     The following table shows the shares of our Common Stock beneficially owned as of September 15, 2005 by our directors, the Named Executive Officers and beneficial owners of more than 5% of our Common Stock.

			Shares Issuable
		Shares Issuable	upon
	Shares	Upon	Exercise	Shares Held	Total and Percent of
Name and Address	Owned	Conversion of	of Options	Under	Stock Ownership
of Beneficial Owner(a)	Directly (b)	Preferred Stock	within 60 days(c)	401(k) Plan(d)	Number	Percent
D. Michael Talla	3,808,439	346,365	115,000	8,126	4,277,930	21.63
Nanette Pattee Francini	256,107	—	210,000	5,167	471,274	2.41
Mark S. Spino	227,969	—	210,000	7,474	445,443	2.28
Philip J. Swain	112,164	—	—	8,165	120,329	*
Timothy O’Brien	3,000	—	240,000	8,108	251,108	*
The Licklider Living Trust Dated May 2, 1986	2,234,552	1,192,730	115,000	—	3,542,282	17.18
Andrew L. Turner	7,500	—	—	—	7,500	*
Charles A. Norris(e)	3,500	173,183	—	—	176,683	21.04
George J. Vasilakos	327,400	—	—	—	327,400	1.70
Christopher M. Jeffries (f)	29,000	—	—	—	29,000	45.77
Charles J. Ferraro	—	—	—	—	—	*
All Directors and Executive Officers as a Group (11 persons)	7,009,631	1,712,278	865,000	37,040	9,623,949	43.96
Millennium (f)	7,243,749	2,942,730	—	—	10,186,479	45.77
Kayne Anderson Capital Advisors, L.P. (e)	797,128	4,136,833	—	—	4,933,961	21.04

*	Less than 1%

(a)	The address of all directors and executive officers is c/o The Sports Club Company, Inc., at 11100 Santa Monica Blvd., Suite 300, Los Angeles, California 90025.

(b)	Includes shares for which the named person is considered the owner because:
1.	the named person has sole voting and investment power,

2.	the named person’s spouse has voting and investment power, or

3.	the shares are held by other members of the named person’s immediate family.

(c)	Includes shares that can be acquired through stock option exercises through November 14, 2005.

(d)	Includes shares issued pursuant to our 401(k) Profit Sharing Plan’s discretionary match as of September 15, 2005.

(e)	Kayne Anderson Capital Advisors, L.P. and several of their affiliates are owners of our Convertible Preferred Stock. Kayne Anderson is deemed to be the beneficial owner of the shares. Mr. Norris is also deemed to beneficially hold these shares because of his affiliation with Kayne Anderson. Mr. Norris’ ownership has therefore been reflected (1) next to his name so that the table accurately reflects the share ownership of our officers and directors and (2) in the totals for Kayne Anderson so that the Kayne Anderson total accurately reflects their joint ownership as noted below. The address of all such entities is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Kayne affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:

	Outstanding
	Common	Series B	Series D
	Directly	Convertible	Convertible
Owner	Held	Preferred	Preferred	Total
Kayne Anderson Capital Advisors, L.P.	793,628	3,073,990	—	3,867,618
Ric Kayne	—	346,365	—	346,365
Charles Norris	3,500	173,183	—	176,683
Howard Zelikow	—	34,636	—	34,636
David Shladovsky	—	8,659	—	8,659
Arbco Associates, L.P.	—	—	166,668	166,668
Kayne Anderson Non- Traditional Investments, L.P.	—	—	166,666	166,666
Kayne Anderson Select Investments A, L.P.	—	—	166,666	166,666

Total	797,128	3,636,833	500,000	4,933,961

(f)	Millennium Entertainment Partners and several of their affiliates are owners of our Common and our Preferred Stock. Millennium is deemed to be the beneficial owner of the shares. Mr. Jeffries because of his position with Millennium is also deemed to be a beneficial owner of these shares. Mr. Jeffries’ ownership has therefore been reflected (1) next to his name so that the table accurately reflects the share ownership of our officers and directors, and (2) in the totals for Millennium so that the Millennium total accurately reflects their joint ownership as noted below. The address of all such entities is c/o Millennium Partners Management LLC, 1995 Broadway, New York, New York, 10023.

The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Millennium affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:

	Outstanding
	Common	Series C	Series D
	Directly	Convertible	Convertible
Owner	Held	Preferred	Preferred	Total
Christopher M. Jeffries	29,000	—	—	29,000
Millennium Partners LLC	2,253,863	—	—	2,253,863
Millennium Development Partners L.P.	978,900	—	—	978,900
MDP Ventures I LLC	72,100	—	—	72,100
MDP Ventures II LLC	3,284,886	692,730	2,250,000	6,227,616
Millennium Entertainment Partners L.P.	625,000	—	—	625,000

	7,243,749	692,730	2,250,000	10,186,479

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
     We have entered into leases with Millennium relating to The Sports Club/LA — San Francisco, The Sports Club/LA — Washington, D.C. and The Sports Club/LA — Boston. In connection with the development of these Clubs, Millennium provided us with allowances of $45.0 million. These funds were used to complete construction of our leasehold improvements. After we receive a management fee equal to 6% of all revenues, an amount equal to our capital investment in the Boston and Washington D.C. Clubs and an 11% annual return on the capital investment and an amount equal to our operating investment in the Clubs and a 10% annual return on the operating investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium’s percentage of the excess cash flow, as defined, previously was 20% for each of these Clubs. Under the amended lease agreements, their percentage increases to 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.
     On February 8, 2005 the Company entered into a letter of intent to sell six of its nine sports and fitness complexes to an affiliate of Millennium for $65.0 million. The Clubs to be sold include three facilities located in New York City, and single Clubs in Boston, Massachusetts, Washington D.C. and San Francisco, California. In addition, the management agreement for the Club in Miami, Florida will be assigned to Millennium. Following the sale, the Company will continue to own and operate three Southern California Clubs. The letter of intent is nonbinding on the Company and Millennium and is subject to the execution of definitive agreements and the satisfaction of a number of other conditions. The Company has formed a Special Committee of its Board of Directors to approve the transaction. The proposal to sell assets will be evaluated by the Special Committee and its independent financial advisor, Barnett & Partners LLC. Accordingly, there are no assurances that the proposed transaction will be completed.
     On November 24, 2003, we opened The Sports Club/LA — Miami as part of the exclusive new Four Seasons Hotel and Tower in Miami, Florida. We operate this 40,000 square foot Club pursuant to a management agreement with Millennium, the developer of the project. We will receive a fee of 6% of gross revenues and a participation in the Club’s net cash flow.
     Mr. Talla. We have a 50.1% interest in the partnership that owns The Sports Club/LA — Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club’s net cash flow in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by Mr. Talla. The option expires as of January 31, 2006. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2004.

     As of May 4, 2001, we entered into a ten-year sublease for space located in the building in which The Sports Club/LA — Upper East Side is located. The sublease provides for two five-year renewal options and one seven-year renewal option, an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.
     Messrs. Talla and Licklider. In September 1999, we sold the property on which the Spectrum Club — Thousand Oaks is located for a sales price of $12.0 million. We entered into a sale and leaseback agreement for the property under a long-term lease with an initial annual base rent of $1.3 million. The Thousand Oaks property consists of the Spectrum Club — Thousand Oaks, a SportsMed facility, unimproved office space, and a parking ramp. We are currently subleasing the Spectrum Club and SportsMed space to other operators. Mr. Licklider owns an approximate 4.6% interest in the purchaser of the property, and trusts for the benefit of Mr. Talla’s minor children own an approximately 5.2% interest in the purchaser of the property.
     In June 2003, we entered into a new promissory note secured by The Sports Club/LA — Orange County. The mortgage note was originally for $20.0 million (the “Loan”) and is guaranteed by Messrs. Talla and Licklider. Messrs. Talla and Licklider entered into agreements with us as of December 1, 2003, pursuant to which we are obligated to pay a quarterly fee to each guarantor equal to 3% per annum of their pro rata portion of the average outstanding principal balance of the Loan. At our discretion, such fees may be paid in Common Stock, cash or a combination thereof. Since January 2004, we have made all such fee payments in shares of our Common Stock funded totally out of Treasury Shares. Each guarantor has received in the aggregate 205,725 shares, representing payment of their pro rated portion through the third quarter of 2004. We may issue additional shares of Common Stock to the guarantors in lieu of cash settlement of fees owed pursuant to the terms of the agreement.
     Kayne Anderson. On March 18, 2002, we sold an aggregate of 10,500 shares of Series B Convertible Preferred Stock to Kayne Anderson Capital Advisors and four affiliates thereof for aggregate proceeds of $10.5 million. The shares of Series B Preferred may, at the option of the holder, be converted into shares of our Common Stock at a rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series B Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series B Preferred.
     Messrs. Talla and Licklider and Millennium. In consideration of executing a guaranty in favor of Comerica-Bank – California (the “Bank”) in connection with the Bank’s renewal of our $15.0 million credit facility (the “Credit Facility”), Messrs. Talla and Licklider and MDP Ventures II, LLC, an affiliate of Millennium, entered into agreements with us as of July 3, 2001, pursuant to which we were obligated to pay an 1% percent annual commitment fee to each of the guarantors. In addition to the commitment fee, we were obligated to pay to each guarantor a usage fee equal to 2% per annum of such guarantor’s pro rata portion of any amounts advanced to us by the Bank. At our discretion all earned commitment fees and usage fees under the agreements were paid in restricted shares of Common Stock with each guarantor receiving in the aggregate 86,392 shares. In June 2003, we replaced the Credit Facility and, as of February 15, 2004, all payment obligations due the guarantors have been met.
     On September 6, 2002, we sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of our major shareholders, D. Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate proceeds of $5.0 million. The shares of Series C Preferred may, at the option of the holder, be converted into shares of our Common Stock at a rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series C Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series C Preferred.

     Mr. Licklider , Millennium and Kayne Anderson. On March 12, 2004, we sold an aggregate of 65,000 shares of Series D Convertible Preferred Stock to these three shareholders for aggregate proceeds of $6.5 million. The shares of Series D Preferred may, at the option of the holders, be converted into shares of our Common Stock at a rate of $2.00 per share; entitle each holder to one vote for each share of Common Stock into which such Series D Preferred could then be converted; and provide for the payment of dividends at an annual rate of $9.00 per share. Dividends are cumulative, do not accrue interest and, at our discretion, may be paid in additional shares of Series D Preferred. Each share of Series D Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified secondary stock offering of at least $50.0 million or if the closing price of our Common Stock for a period of thirty consecutive trading days $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. As part of the sale of the Series D Preferred, we agreed that for so long as certain specified Common Stock ownership is maintained, Mr. Licklider and Kayne Anderson each have the right to designate one director and Millennium has the right to designate two directors, one of whom must be independent. Pursuant to this agreement, Mr. Licklider is currently serving as the designee of Mr. Licklider; Mr. Norris is currently serving as the designee of Kayne Anderson and Messrs. Jeffries and Ferraro (an independent board member) are currently serving as Millennium’s designees.
     Messers Talla and Licklider and Kayne Anderson. On September 14, 2004, we sold an aggregate of 20,000 shares of Series E Preferred Stock to three of our major shareholders, D. Michael Talla, Rex Licklider and several affiliates of Kayne Anderson for aggregate proceeds of $2.0 million. The shares of Series E Preferred Stock earn dividends at the rate of $11.375 per share. Dividends are cumulative, do not accrue interest and at our option may be paid in additional shares of Series E Preferred Stock. At any time after May 31, 2006, provided we are legally able to do so, (i) we may redeem all or part of the Series E Preferred Stock for cash at a redemption price of $100 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred Stock may demand us to redeem all the shares of Series E Preferred Stock by paying the redemption price.

PART IV
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     As of August 31, 2005, we were billed $154,000 for audit fees by our current principal independent accountants, Stonefield Josephson, Inc., for the year ended December 31, 2004.
     Our prior principal independent accountants, KPMG LLP, billed us the following amounts during 2003 and 2004:

	2003	2004
Audit fees(1)	$161,500	$181,000
Audit related fees(2)	3,000	2,500
Tax fees	—	—
All other fees	—	—

Total	$164,500	$183,500

(1)	Audit fees include fees for the audits of the Company’s consolidated financial statements and review of the unaudited condensed consolidated interim financial statements included in quarterly reports.

(2)	Audit related fees are the review of debt agreements and issuance of compliance letters.
     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit fees for the fiscal year ended December 31, 2003 and 2004.
     The Audit Committee determined that the provision of services discussed above is compatible with maintaining the independence of KPMG LLC and Stonefield Josephson, Inc. from the Company.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1)	Financial Statements filed as part of this Report are listed in Item 8 of this Report.

	(2)	No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Report.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	33-79552	10/13/94

3.2	Bylaws of the Registrant.	S-1	33-79552	10/13/94

3.3	Amendment to Bylaws dated February 1, 1995.	10-K/A	1-13290	10/14/97

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
3.4	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant.	8-K	1-13290	03/26/02

3.5	Corrected Certificate of Designation of Series B Convertible Preferred Stock of the Registrant.	8-K	1-13290	09/09/02

3.6	Certificate of Designation of Series C Convertible Preferred Stock of the Registrant.	8-K	1-13290	09/09/02

3.7	Amendment No. 2 to Bylaws dated July 21, 1999.	10-K	1-13290	03/31/03

3.8	Certificate of Designation of Series D Convertible Preferred Stock of the Registrant	8-K	1-13290	03/18/04

3.9	Certificate of Designation of Series E Preferred Stock of the Registrant	8-K	1-13290	09/17/04

4.1	Specimen Common Stock Certificate.	S-1	33-79552	10/13/94

4.2	Rights Agreement by and between the Registrant and American Stock Transfer & Trust dated as of October 6, 1998.	8-K	1-13290	10/06/98

4.3	First Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of February 18, 1999.	8-K	1-13290	03/15/99

4.4	Indenture by and among Registrant, U.S. Bank Trust National Association and the Subsidiary Guarantors referred to therein, dated as of April 1, 1999.	8-K	1-13290	04/14/99

4.5	Registration Rights Agreement by and among the Registrant, Jeffries & Company, Inc. and CIBC Oppenheimer Corp., dated as of April 1, 1999.	8-K	1-13290	04/14/99

4.6	Purchase Agreement by and among the Registrant, Jeffries & Company, Inc. and CIBC Oppenheimer Corp., dated March 29, 1999.	8-K	1-13290	04/14/99

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
4.7	Second Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of July 2, 1999.	10-K	1-13290	03/28/00

4.8	Third Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust made and entered into as of April 27, 2000.	10-K	1-13290	03/30/01

4.9	Fourth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of June 27, 2001.	8-K	1-13290	07/17/01

4.10	Fifth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of September 6, 2002.	8-K	1-13290	09/9/02

4.11	Sixth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of March 5, 2003.	10-K	1-13290	03/31/03

4.12	Seventh Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of April 14, 2003.	8-K	1-13290	04/17/03

4.13	Eighth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of May 30, 2003.	8-K	1-13290	06/02/03

4.14	Ninth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of July 30, 2003.	8-K	1-13290	07/31/03

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
4.15	Tenth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of September 30, 2003.	8-K	1-13290	10/03/03

4.16	Eleventh Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of November 25, 2003.	8-K	1-13290	12/03/03

4.17	Twelfth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of March 3, 2004.	8-K	1-13290	03/04/04

4.18	Thirteenth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of March 10, 2004.	8-K	1-13290	03/18/04

4.19	Fourteenth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of February 8, 2005.	8-K	1-13290	02/14/05

4.20	Fifteenth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of April 29, 2005.				X

9.1	Voting Agreement among D. Michael Talla, Nanette Pattee Francini, Mark S. Spino, Peter Feinstein, Philip J. Swain and FP II.	S-1	33-79552	10/13/94

10.1	1994 Stock Incentive Plan. #	S-1	33-79552	10/13/94

10.2	Form of Stock Option Agreement. #	S-1	33-79552	10/13/94

10.3	Form of Stock Purchase Agreement. #	S-1	33-79552	10/13/94

10.4	1994 Stock Compensation Plan. #	S-1	33-79552	10/13/94

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.5	Form of Indemnification Agreement between the Registrant and its directors and certain officers.	S-1	33-79552	10/13/94

10.6	Indemnification Agreement between the Registrant and D. Michael Talla.	S-1	33-79552	10/13/94

10.7	Indemnification Agreement between Registrant and Rex A. Licklider.	S-1	33-79552	10/13/94

10.8	Lease of premises for Reebok Sports Club/NY located at 160 Columbus Avenue, New York 10023 dated June 3, 1992.	S-1	33-79552	10/13/94

10.9	Management Agreement effective as of June 3, 1992, between R-SC/NY, Ltd. and Pontius Realty, Inc.	S-1	33-79552	10/13/94

10.10	License Agreement between Reebok Fitness Centers, Inc. and R-SC/NY, Ltd. dated June 3, 1992.	S-1	33-79552	10/13/94

10.11	Letter Agreement regarding R-SC/NY dated June 3, 1992.	S-1	33-79552	10/13/94

10.12	Memorandum of Agreement between Reebok Fitness Centers, Inc. and the Company dated as of June 3, 1992.	S-1	33-79552	10/13/94

10.13	Seventh Amendment and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.14	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of L.A./Irvine Sports Club, Ltd., a California Limited Partnership, dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.15	Form of Option Agreement by and between D. Michael Talla, an individual, TTO Partners, a California Limited Partnership, and Sports Club, Ltd., a California Corporation, relating to L.A./Irvine Sports Club, Ltd., a California Limited Partnership.	S-1	33-79552	10/13/94

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.16	Amended and Restated Agreement of Limited Partnership of TTO Partners, a California Limited Partnership, dated June 30, 1992, as amended January 1, 1993, January 4, 1993 and February 12, 1994 and as assigned January 1, 1993.	S-1	33-79552	10/13/94

10.17	First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. Dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.18	Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company dated October 12, 1994.	S-1	33-79552	10/13/94

10.19	Amendment to First Amended and Restated Agreement of Limited Partnership of Reebok-Sports Club/NY, Ltd. dated as of October 12, 1994.	S-1	33-79552	10/13/94

10.20	Letter Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 29, 1994.	S-1	33-79552	10/13/94

10.21	License Agreement by and between Reebok Fitness Centers, Inc. and the Company, which became effective on October 20, 1994.	S-1	33-79552	10/13/94

10.22	Agreement by and among Reebok-Sports Club/NY Ltd., Talla New York, Inc., RFC, Inc., LMP Health Club Co., Millennium Entertainment Partners, L.P. and Registrant dated as of December 30, 1996.	10-K/A	1-13290	10/14/97

10.23	Letter Agreement between Millennium Entertainment Partners, L.P. and the Registrant dated as of March 13, 1997.	10-K/A	1-13290	10/14/97

10.24	First Amendment to Option Agreement between D. Michael Talla and TTO Partners dated May 27, 1997.	10-K	1-13290	02/26/98

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.25	Amendment of Lease between Lincoln Metrocenter Partners, L.P. and Reebok-Sports Club/NY Ltd. as of January 31, 1998.	10-K	1-13290	02/26/98

10.26	Lease Agreement between RCPI Trust and the Registrant as of February 27, 1998.	10-K	1-13290	03/25/99

10.27	Amended and Restated Net Operating Lease among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated March 26, 1985.	10-K	1-13290	03/25/99

10.28	Lease Modification Agreement by and among Hirschfeld Realty Corporation and 328 E. 61 Corp., and Vertical Fitness and Racquet Club, Ltd., dated July 1, 1990.	10-K	1-13290	03/25/99

10.29	Assignment and Assumption of Lease by and between Vertical Fitness and Racquet Club, Ltd., and Bally Entertainment Corporation dated January 8, 1996.	10-K	1-13290	03/25/99

10.30	Assignment of Lease executed by Hilton Hotels Corporation, as successor to tenant, and agreed to and accepted by the Registrant, dated April 15, 1998.	10-K	1-13290	03/25/99

10.31	Second Amendment to Amended and Restated Net Operating Lease by and among Hirschfeld Realty Club Corporation and 328 E. 61 Corp., and the Registrant dated April 15, 1998.	10-K	1-13290	03/25/99

10.32	Amended and Restated 1994 Stock Incentive Plan as of June 2, 1998. #	10-K	1-13290	03/25/99

10.33	Letter Agreement between the Registrant and Millennium Partners LLC dated as of October 27, 1998.	10-K	1-13290	03/25/99

10.34	First Amendment to Lease between RCPI Trust and the Registrant dated October 30,1998.	10-K	1-13290	03/25/99

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.35	Second Amendment to Lease between RCPI Trust and the Registrant dated March 4, 1999.	10-K	1-13290	03/25/99

10.36	Lease between CB-1 Entertainment Partners LP and S.F. Sports Club, Inc. dated June 1, 1997.	10-K	1-13290	03/25/99

10.37	Lease between 2200 M Street LLC and Washington D.C. Sports Club, Inc. dated March 1999.	10-K	1-13290	03/25/99

10.38	Fourth Amended and Restated Loan Agreement by and among the Registrant, certain of its subsidiaries and Comerica Bank-California, dated April 1, 1999.	8-K	1-13290	04/14/99

10.39	Intercreditor Agreement by and among the Registrant, certain of its subsidiaries, Comerica Bank-California and U.S. Bank Trust National Association, dated April 1, 1999.	8-K	1-13290	04/14/99

10.40	Amended and Restated 1994 Stock Compensation Plan. #	10-K	1-13290	03/28/00

10.41	Lease Agreement as of September 24, 1999 between The Spectrum Club Company, Inc. and West Hollywood Property Limited Partnership and 2400 Willow Lane Associates Limited Partnership.	10-K	1-13290	03/28/00

10.42	Lease Agreement as of November 5, 1999 by and between New Commonwealth Center Limited Partnership and Washington D.C. Sports Club, Inc.	10-K	1-13290	03/28/00

10.43	Letter Agreement dated March 11, 1999 amending the October 27, 1998 Letter Agreement between the Registrant and Millennium Partners, LLC.	10-K	1-13290	03/28/00

10.44	Amendment adopted November 4, 1999 to the Registrant’s 1994 Stock Incentive Plan. #	10-K	1-13290	03/28/00

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.45	Certificate representing Series B Senior Secured Notes.	10-K	1-13290	03/28/00

10.46	First Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank - California as of December 3, 1999.	10-K	1-13290	03/28/00

10.47	Form of The Sports Club Membership Agreements.	10-K	1-13290	03/28/00

10.48	Second Amendment to Fourth Amended and Restated Loan Agreement among the Registrant and certain of its subsidiaries and Comerica Bank-California as of August 10, 2000.	10-K	1-13290	03/30/01

10.49	Reaffirmation of Intercreditor and Subordination Agreement dated as of August 10, 2000 among the Registrant and certain of its subsidiaries and U.S. Bank Trust, National Association.	10-K	1-13290	03/30/01

10.50	First Supplemental Agreement of Lease made as of the 27th day of March, 2001 between CB-1 Entertainment Partners, LP and S.F. Sports Club, Inc.	10-K	1-13290	03/30/01

10.51	First Supplemental Agreement of Lease made as of the 27th day of March 2001 between New Commonwealth Center Limited Partnership and Washington D.C. Sports Club, Inc.	10-K	1-13290	03/30/01

10.52	First Supplemental Agreement of Lease made as of the 27th day of March 2001 between 2200 M Street LLC and Washington D.C. Sports Club, Inc.	10-K	1-13290	03/30/01

10.53	Third Amendment to Fourth Amended and Restated Loan Agreement entered into as of June 1, 2001 by and among Registrant and various of its subsidiaries and Comerica Bank - California.	8-K	1-13290	07/17/01

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.54	Indemnification and Contribution Agreement entered into as of July 3, 2001 by and among the Registrant., Rex A. Licklider, D. Michael Talla and MDP Ventures II LLC.	8-K	1-13290	07/17/01

10.55	The Sports Club Company, Inc. 2001 Stock Incentive Plan. #	10-K	1-13290	03/29/02

10.56	Preferred Stock Purchase Agreement made as of March 18, 2002 by and among Registrant and the holders of the Series B Convertible Preferred Stock.	8-K	1-13290	03/26/02

10.57	Investor Rights Agreement made as of the 18th day of March 2002 by and between the Registrant and the holders of the Series B Convertible Preferred Stock.	8-K	1-13290	03/26/02

10.58	Standard Form Lease between the Registrant and Club at 60th St., Inc. for space located at 333 East 60th Street, New York, dated May 4, 2001.	10-K	1-13290	03/29/02

10.59	First Amendment to Lease by and among Registrant and Club at 60th St., Inc. dated as of March 1, 2002.	10-K	1-13290	03/29/02

10.60	Waiver of Covenant Compliance Letter Agreement between the Registrant and Comerica Bank - California dated March 14, 2002.	10-K	1-13290	03/29/02

10.61	Fourth Amendment to Fourth Amended and Restated Loan Agreement and First Amendment to Amended and Restated Revolving Loan between the Registrant and certain of its Subsidiaries and Comerica Bank – California dated May 31, 2002.	8-K	1-13290	06/04/02

10.62	Fifth Amendment to Fourth Amended and Restated Loan Agreement between the Registrant and certain of its Subsidiaries and Comerica Bank – California dated August 30, 2002.	8-K	1-13290	09/04/02

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.63	Reaffirmation of Intercreditor and Subordination Agreement dated as of August 30, 2002 among the Registrant and certain of its Subsidiaries and U.S. Bank Trust, National Association.	8-K	1-13290	09/04/02

10.64	Investors’ Rights Agreement made as of September 6, 2002 by and between the Registrant and the holders of the Series C Convertible Preferred Stock.	8-K	1-13290	09/09/02

10.65	Preferred Stock Purchase Agreement made as of September 6, 2002 by and among the Registrant and the holders of the Series C Convertible Preferred Stock.	8-K	1-13290	09/09/02

10.66	Sixth Amendment to Fourth Amended and Restated Loan Agreement by and among the Registrant and certain of its Subsidiaries, Comerica Bank – California and KASCY, L.P. dated October 31, 2002.	8-K	1-13290	11/12/02

10.67	Consent and Reaffirmation of Intercreditor and Subordination Agreement dated as of October 31, 2002 among the Registrant and certain of its Subsidiaries, Comerica Bank – California and U.S. Bank Trust, National Association.	8-K	1-13290	11/12/02

10.68	Fitness Club and Spa Management and Pre-Opening Service Agreement between Terramark Brickell II, Ltd. and the Registrant effective as of January 1, 2003.	10-K	1-13290	06/21/04

10.69	First Supplement to Fitness Club and Spa Management and Pre-Opening Services Agreement effective as of January 1, 2003.	10-K	1-13290	06/21/04

10.70	Waiver of Covenant Compliance Letter from Comerica Bank – California dated March 26, 2003.	10-K	1-13290	03/31/03

10.71	Promissory Note dated June 12, 2003 in favor of Orange County’s Credit Union in the amount of $20,000,000.	8-K	1-13290	06/18/03

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.72	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 12, 2003, made by Irvine Sports Club, Inc. for the benefit of Orange County’s Credit Union.	8-K	1-13290	06/18/03

10.73	Reserve and Security Agreement made as of June 12, 2003 by Irvine Sports Club, Inc. in favor of Orange County’s Credit Union.	8-K	1-13290	06/18/03

10.74	Pledge and Security Agreement made as of June 12, 2003 by the Registrant and Irvine Sports Club, Inc. in favor of Orange County’s Credit Union.	8-K	1-13290	06/18/03

10.75	Indemnity and Guaranty Agreement entered into as of December 1, 2003 among the Registrant, Irvine Sports Club, Inc., Rex A. Licklider and D. Michael Talla.	10-K	1-13290	06/21/04

10.76	Supplemental Indenture dated as of March 28, 2003 between the Registrant, the Subsidiary Guarantors and U.S. Bank Trust National Association.	8-K	1-13290	04/04/03

10.77	Supplemental Indenture dated as of February 4, 2004 between the Registrant, the Subsidiary Guarantors and U.S. Bank National Association.	10-K	1-13290	06/21/04

10.78	Third Supplemental Indenture made as of March 9, 2004 between the Registrant, the Subsidiary Guarantors and U.S. Bank National Association.	8-K	1-13290	03/18/04

10.79	Investors’ Rights Agreement made as of March 10, 2004, by and among the Registrant and the holders of the Series D Convertible Preferred Stock.	8-K	1-13290	03/18/04

10.80	Preferred Stock Purchase Agreement made as of March 10, 2004 by and among the Registrant and the holders of the Series D Convertible Preferred Stock.	8-K	1-13290	03/18/04

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
10.81	Consent Letter dated March 10, 2004 by holders of the Series B Convertible Preferred Stock.	8-K	1-13290	03/18/04

10.82	Consent Letter dated March 10, 2004 by holders of the Series C Convertible Preferred Stock.	8-K	1-13290	03/18/04

10.83	Preferred Stock Purchase Agreement made as of September 13, 2004 by and among the Registrant and the holders of the Series E Preferred Stock.	8-K	1-13290	09/17/04

10.84	Fourth Supplemental Indenture made as of February 8, 2005 by and among The Registrant, the Subsidiary Guarantors, and U.S. Bank Trust National Association.				X

10.85	Fifth Supplemental Indenture made as of July 21, 2005 by and among The Registrant, the Subsidiary Guarantors and U.S. Bank Trust National Associates.	8-K	1-13290	08/08/05

14.1	Cod of Ethics for Senior Financial Officers	14-A	1-13290	09/29/04

14.2	Code of Business Conduct for Board of Directors.	14-A	1-13290	09/29/04

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Rex A. Licklider Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.				X

31.2	Certification of Timothy O’Brien Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.				X

32.1	Certification of Rex A. Licklider Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
32.2	Certification of Timothy O’Brien Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.				X

#	Compensation agreement or plan.

(b) Exhibits
Index to Exhibits of Form 10-K

Exhibit
Number	Exhibit
4.20	Fifteenth Amendment to Rights Agreement by and between the Registrant and American Stock Transfer & Trust entered into as of April 29, 2005.

10.84	Fourth Supplemental Indenture made as of February 8, 2005 by and among The Registrant, the Subsidiary Guarantors, and U.S. Bank Trust National Association.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Rex A. Licklider Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Timothy O’Brien Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Rex A. Licklider Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Timothy O’Brien Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September 2005.

THE SPORTS CLUB COMPANY, INC.

/s/ Rex A. Licklider

Rex A. Licklider
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature	Title	Date

/s/ Rex A. Licklider	Vice Chairman of the Board	September 30, 2005
Rex A. Licklider	and Chief Executive Officer

/s/ Timothy O’Brien	Chief Financial Officer	September 30, 2005
Timothy M. O’Brien	(Principal Financial and Accounting Officer)

/s/ D. Michael Talla	Chairman of the Board	September 30, 2005
D. Michael Talla
	Director	September 30, 2005
Christopher M. Jeffries

/s/ Charles Ferraro	Director	September 30, 2005
Charles Ferraro

/s/ Charles Norris	Director	September 30, 2005
Charles Norris

/s/ Andrew L. Turner	Director	September 30, 2005
Andrew L. Turner