Form 10-Q
period 2005-03-31
SPORTS CLUB CO INC
filed 2005-10-03
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005
Commission File # 1-13290
THE SPORTS CLUB COMPANY, INC.
A Delaware corporation — I.R.S. No. 95-4479735
11100 Santa Monica Blvd., Suite 300, Los Angeles, CA 90025
(310) 479-5200
     A review of the Condensed Consolidated Financial Statements herein was not completed by the Company’s independent registered public accounting firm prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934.
     Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☐     No     ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2005

Common Stock, par value $.01 per share	19,315,262

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 and March 31, 2005
(in thousands, except per share amounts)
(unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,559	$5,995
Accounts receivable, net of allowance for doubtful accounts of $396 and $362 at December 31, 2004 and March 31, 2005, respectively	2,030	2,003
Inventories	662	585
Prepaid expenses	993	985
Assets held for sale	143,408	142,152

Total current assets	154,652	151,720

Property and equipment, net	63,622	62,852
Goodwill	7,315	7,315
Restricted cash	3,403	3,418
Other assets	2,550	2,292

	$231,542	$227,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of notes payable and equipment financing loans	$65,444	$100,411
Accounts payable	2,040	1,652
Accrued liabilities	9,481	7,713
Deferred revenues	6,013	6,373
Liabilities related to assets held for sale	85,169	85,012

Total current liabilities	168,147	201,161

Notes payable and equipment financing loans, less current installments	54,286	19,195
Deferred lease obligations	2,354	2,480
Deferred revenues	617	549
Minority interest	600	600

Total liabilities	226,004	223,985

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding (liquidation preference of $13,148 and $13,385 at December 31, 2004 and March 31, 2005, respectively)	12,796	13,054
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued and outstanding	2,000	2,000

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 899,500 shares authorized; no shares issued or outstanding	—	—
Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $6,040 and $6,151 at December 31, 2004 and March 31, 2005, respectively)	6,040	6,151
Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized, issued and outstanding (liquidation preference of $6,971 and $7,115 at December 31, 2004 and March 31, 2005, respectively)	6,543	6,688
Common Stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued	211	211
Additional paid-in capital	98,392	97,879
Accumulated deficit	(106,974)	(109,217)
Treasury Stock, at cost, 2,097,079 and 1,924,401 shares at December 31, 2004 and March 31, 2005, respectively	(13,470)	(13,154)

Total Stockholders’ equity (deficit)	(9,258)	(11,442)

	$231,542	$227,597

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2005
Revenues:
Membership revenues	$7,087	$7,837
Products and services	3,591	3,814

Total revenue	10,678	11,651

Operating expenses:
Club operating costs	4,304	4,431
Cost of products and services	2,989	3,218
Selling and marketing	437	418
General and administrative	1,985	2,048
Pre-opening expenses	46	—
Depreciation and amortization	1,082	1,224
Non-recurring items	1,104	—

Total operating expenses	11,947	11,339

Income (loss) from operations	(1,269)	312

Other income (expense):
Interest, net	(1,639)	(1,632)
Minority interests	(38)	(37)

Loss from continuing operations before income taxes and loss on discontinued operations	(2,946)	(1,357)

Provision (benefit) for income taxes	—	—

Loss from continuing operations before loss on discontinued operations	(2,946)	(1,357)

Loss from discontinued operations	(3,368)	(885)

Net income (loss)	(6,314)	(2,242)

Dividends on Preferred Stock	381	493

Net income (loss) attributable to common stockholders	$(6,695)	$(2,735)

Net income (loss) per share — basic and diluted:
Discontinued operations	$(0.18)	$(0.04)
Continuing operations	(0.18)	(0.10)

Net income (loss) per share	$(0.36)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	18,565	19,131

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2005
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2005
Cash flows from (used in) operating activities:
Net income (loss)	$(6,314)	$(2,242)
Adjustments to reconcile net income (loss) to cash used in operating activities:
(Income) loss from discontinued operations	3,368	885
Depreciation and amortization	1,082	1,224
Related party costs settled with common stock	412	316
Minority interests expense	38	37
Distributions to minority interests	(38)	(37)
(Increase) decrease in:
Accounts receivable, net	(97)	27
Inventories	(63)	77
Other current assets	823	8
Other assets, net	276	258
Increase (decrease) in:
Accounts payable	183	(388)
Accrued liabilities	(3,743)	(1,768)
Deferred revenues	259	292
Deferred lease obligations	136	126

Net cash (used in) operating activities	(3,678)	(1,185)

Cash flows from (used in) investing activities:
Capital expenditures	(477)	(455)
(Increase) decrease in restricted cash	51	(15)

Net cash (used in) investing activities	(426)	(470)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of Preferred Stock — net of costs	6,107	—
Repayments of notes payable and equipment financing loans	(644)	(124)

Net cash provided by (used in) financing activities	5,463	(124)

Cash flows from (used in) discontinued operations:
Capital expenditures	(517)	(110)
Net cash from operating activities	300	325

Net cash provided by (used in) discontinued operations	(217)	215

Net increase (decrease) in cash and cash equivalents	1,142	(1,564)
Cash and cash equivalents at beginning of period	1,932	7,559

Cash and cash equivalents at end of period	$3,074	$5,995

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,092	$6,048

Cash paid during the period for income taxes	$465	$195

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and March 31, 2005
1. Basis of Presentation
     A review of the Condensed Consolidated Financial Statements herein was not completed by the Company’s independent registered public accounting firm prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934.
     The unaudited, condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2005, are not necessarily indicative of the results for the fiscal year ending December 31, 2005.
     In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest was allocated to discontinued operations based on the interest on debt that will be required to be repaid as a result of the disposal transactions. On February 8, 2005, the Company entered into a formal letter of intent to sell six of its nine sports and fitness Clubs (See Note 5). The proceeds of $65.0 million from the proposed sale are required to be used to repay a portion of the $100.0 million of Senior Secured Notes. Accordingly the Company has allocated to discontinued operations 65.0% of the interest associated with the Senior Secured Notes. For the three months ended March 31, 2004 and 2005, the amount of interest allocated to discontinued operations was $2,011,000.
2. Reclassification
     Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, governs the Company’s accounting for lease transactions. During the first quarter of 2005, the Company determined that it was not properly accounting for leasehold improvements that were funded by landlord allowances. SFAS No. 13 requires that such improvements be recognized as assets and amortized over the term of the lease and that the landlord allowance incentive should be recorded as deferred rent and recognized, also over the term of the lease, as a reduction of rent expense. Previously the Company netted the deferred rent against the leasehold improvements. The first quarter 2004 condensed consolidated financial statements have been adjusted to reflect this reclassification.
     The Company has reclassified its March 31, 2004 condensed consolidated balance sheet to record $67.5 million of landlord allowance incentives as additional leasehold improvements, record an additional $7.4 million of accumulated amortization related to those leasehold improvements and record deferred lease obligations of $60.1 million. At March 31, 2004, $59.0 million of the additional net leasehold improvements and additional deferred lease obligations relate to assets and liabilities now held for sale and, accordingly, are reported in those captions on the reclassified March 31, 2004 condensed consolidated balance sheet.
     The condensed consolidated statement of operations for the quarter ended March 31, 2004 has also been reclassified to increase depreciation and amortization expense by $597,000, and to decrease rent expense by the same amount. $580,000 of the change in depreciation expense and rent expense relates to discontinued operations and therefore is reported in those captions. There has been no change to net income (loss).
     Certain reclassifications have also been made to the first quarter 2004 condensed consolidated financial statements to reflect various assets and liabilities now held for sale and to report the results of operations associated with those assets as discontinued operations (See Note 5).
     The Company has also restated its March 31, 2004 operating statement to more properly account for initiation fees. During the period ended March 31, 2004, the Company recognized a portion of its membership initiation fees as private training revenue since members were granted the opportunity to utilize private training at no charge. In the fourth quarter of 2004, the Company determined it was more appropriate to record this revenue as initiation fees and amortize it over the estimated membership life. Accordingly, the operating statements for the quarter ended March 31, 2004 have been restated.
     A reclassified condensed consolidated statement of operations the quarter ended March 31, 2004, is presented below. The amounts are in thousands, except per share amounts :

	Combined Consolidated
	Statement of Operations
	Three Months Ended March 31, 2004
	As	Initiation		Discontinued		As
	Reported	Fees	SFAS No. 13	Operations	Reformat	Reclassified
Revenues:
Membership revenues	$35,921	$—	$—	$(15,860)	$(12,974)	$7,087
Products and services	—	(500)	—	(8,613)	12,704	3,591
Management fees	—	—	—	(70)	70	—
Reimbursed costs	1,257	—	—	(1,257)	—	—

Total revenue	37,178	(500)	—	(25,800)	(200)	10,678

Operating expenses:
Direct	30,042	—	—	—	(30,042)	—
Reimbursed costs	1,257	—	—	(1,257)	—	—
Club operating costs	—	(300)	(597)	(14,984)	20,185	4,304
Cost of products and services	—	—	—	(6,868)	9,857	2,989
Selling and marketing	1,531	—	—	(1,094)	—	437
General and administrative	2,046	—	—	(61)	—	1,985
Pre-opening expenses	46	—	—	—	—	46
Depreciation and amortization	3,172	—	597	(2,687)	—	1,082
Non-recurring items	1,104	—	—	—	—	1,104

Total operating expenses	39,198	(300)	—	(26,951)	—	11,947

Income (loss) from operations	(2,020)	(200)	—	1,151	(200)	(1,269)

Other income (expense):
Interest, net	(3,688)	—	—	2,049	—	(1,639)
Minority interests	(38)	—	—	—	—	(38)

Loss before income taxes and loss from discontinued operations	(5,746)	(200)	—	3,200	(200)	(2,946)

Provision (benefit) for income taxes	168	—	—	(168)	—	—

Loss before loss from discontinued operations	(5,914)	(200)	—	3,368	(200)	(2,946)

Loss from discontinued operations	—	—	—	—	(3,368)	(3,368)

Net loss	(5,914)	(200)	—	3,368	(3,568)	(6,314)

Dividends on Preferred Stock	381	—	—	—	—	381

Net loss attributable to common stockholders	$(6,295)	$(200)	$—	$3,368	$(3,568)	$(6,695)

Net income (loss) per share – basic and diluted:
Discontinued operations	$—					$(0.18)
Continuing operations	(0.34)					(0.18)

Net Income (loss) per share	$(0.34)					$(0.36)

Weighted average number of common shares outstanding:
Basic and diluted	18,565					18,565

3. Accounting for Stock-Based Compensation
     The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), had been applied. In accordance with APB Opinion No. 25, no compensation cost for employees, officers and non-employee directors, has been recognized, as the fair value of the Company’s stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company’s plan been determined consistent with SFAS No. 123, the Company’s net income (loss) attributable to common stockholders and income (loss) per share would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended March 31,
	2004	2005
	(in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(6,695)	$(2,735)

Stock-based employee compensation expense included in reported net loss	—	—

Stock-based employee compensation expense determined under fair value based method for all awards	(93)	—

Pro forma net loss attributable to Common stockholders	$(6,788)	$(2,735)

Net loss per share as reported basic and diluted	$(0.36)	$(0.14)

Pro forma net loss per share basic and diluted	$(0.36)	$(0.14)

4. Liquidity/Going Concern
     The Company has experienced recurring net losses of $22.7 million, $18.4 million and $20.8 million during the years ended December 31, 2002, 2003 and 2004, respectively. The Company has also experienced net cash flows used in operating activities (both continuing and discontinuing operations) of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. During 2004 the Company experienced net cash flows from operating activities of $1.7 million. Additionally, the Company may suffer a significant loss during the year ending December 31, 2005. On March 15, 2006, the Company is required to repay its $100.0 million Senior Secured Notes (See Note 7). In the past the Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows in relation to the Company’s debt obligations raise doubt about the Company’s ability to continue as a going concern.

     The Company’s continued existence is dependent upon its ability to satisfy the interest and principal obligation of its Senior Secured Notes. The Company’s March 15, 2005 and September 15, 2005 interest payments were made using cash balances on hand. In order to satisfy the $105.6 million principal and interest payment due on March 15, 2006, the Company will be required to either issue new equity securities, refinance all or a portion of the Senior Secured Notes, or sell certain assets.
     In order to generate funds for the March 2006 payment, the Company entered into a letter of intent on February 8, 2005 to sell six of its nine sports and fitness Clubs for $65.0 million. The Company continues to negotiate this transaction and believes that it is probable that the transaction will be completed, however, no assurance can be given that the transaction will be completed. Proceeds from this transaction will be used to reduce the Senior Secured Notes. In addition, the Company is also seeking to refinance its West Los Angeles property to generate funds to retire the remainder of the Senior Secured Notes.
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
     In October 2004, the Company sold three SportsMed physical therapy facilities for $600,000. The Company continues to own and operate two SportsMed facilities that are located within The Sports Cub/LA Clubs in Los Angeles and Orange County. The Company recorded a provision of $527,000 for the loss on the sale of these SportsMed assets in the third quarter of 2004.
     The operating results of the six Clubs to be sold and SportsMed facilities have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. Summarized financial data for these locations are as follows:

	Statements of Operations Three Months Ended March 31,
	2004	2005
	(in thousands)
Revenues:
Membership revenues	$15,860	$16,550
Products and services	8,613	8,422
Management fees	70	92
Reimbursed costs	1,257	1,450

Total revenue	25,800	26,514

Operating, expenses:
Club operating costs	14,984	14,922
Costs of products and services	6,868	6,608
Selling and marketing	1,094	873
General and administrative	61	58
Depreciation and amortization	2,687	998
Reimbursed costs	1,257	1,450

Total operating expenses	26,951	24,909

Income (loss) from operations	(1,151)	1,605

Other income (expense):
Interest, net	(2,049)	(2,008)
Minority interests	—	(331)

Income (loss) before income taxes	(3,200)	(734)

Provision for income taxes	168	151

Income (loss) from discontinued operations	$(3,368)	$(885)

     Assets and liabilities related to assets held for sale consist of the following at:

	December 31,	March 31,
	2004	2005
	(in thousands)
Assets held for sale:
Accounts receivable, net of allowance for doubtful accounts	$1,320	$1,120
Inventories	442	444
Prepaid expenses	433	258
Property and equipment, net	141,015	140,130
Other assets	198	200

Total assets held for sale	$143,408	$142,152

Liabilities related to assets held for sale:
Accrued liabilities	$3,354	$2,869
Deferred revenues	15,178	15,695
Deferred lease obligations	65,774	65,254
Minority interest	863	1,194

Total liabilities related to assets held for sale	$85,169	$85,012

6. Cash, Cash Equivalents and Restricted Cash
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2005, cash and cash equivalents were $6.0 million.
     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club security deposits as restricted cash. At March 31, 2005, the Company had $3.4 million of restricted cash.

7. Notes Payable and Equipment Financing Loans
     Notes payable and equipment financing loans are summarized as follows:

	December 31,	March 31,
	2004	2005
	(in thousands)
Senior secured notes (a)	$100,000	$100,000
Mortgage note (b)	19,550	19,470
Equipment financing loans (c)	180	136

	119,730	119,606
Less current installments	65,444	100,411

	$54,286	$19,195

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are secured by substantially all of the Company’s assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) that includes certain covenants, which as of March 31, 2005, restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Secured Notes may be repaid at any time at par.
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
     The Company did not file its 2004 annual report on Form 10-K or its March 31, 2005 quarterly report on Form 10-Q with the Securities and Exchange Commission on a timely basis and therefore violated one of the provisions of the Indenture Agreement. The trustee for the bondholders granted a waiver of this provision to the Company and extended the allowable filing date to September 30, 2005 in exchange for a $250,000 consent fee.
     (b) On June 12, 2003, the Company obtained mortgage financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company’s wholly owned subsidiary that owns The

Sports Club/LA — Orange County; and is guaranteed by the Company’s Chairman and it’s Chief Executive Officer. The note requires The Sports Club/LA — Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of March 31, 2005, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.
     (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 7.12% and 13.1%.

8. Non-recurring Items
     The non-recurring charge of $1.1 million during the three months ended March 31, 2004 represents various costs, primarily legal fees and investment banking fees, related to an equity raising transaction that was initiated in April 2003 but abandoned in February 2004.
9. Income Tax Provision
     The income tax provision recorded for the three-month periods ended March 31, 2004 and 2005, are accruals for state and city income taxes related to pre-tax profits at Reebok Sports Club/NY.
10. Consolidated Statements of Operations
     Total revenue and total operating expenses consist of the following:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Revenues:
Membership revenues:
Monthly dues	$6,497	$7,187
Initiation fees	429	510
Other	161	140

Total membership revenues	7,087	7,837

Products and Services:
Private training	1,807	1,925
Food and beverage	827	913
Spa services	374	492
Physical therapy	444	314
Other	139	170

Total products and services	3,591	3,814

Total revenue	$10,678	$11,651

Operating expenses:
Club operating costs:
Payroll and benefits	$2,111	$2,182
Rent	469	464
Other operating costs	1,724	1,785

Total Club operating costs	4,304	4,431

Costs of products and services:
Private training	1,514	1,690
Food & beverage	862	846
Spa services	360	442
Physical therapy	239	217
Other	14	23

Total cost of products and services	2,989	3,218

Sales and marketing	437	418
General and administrative	1,985	2,048
Pre-opening	46	—
Depreciation and amortization	1,082	1,224
Non-recurring items	1,104	—

Total operating expenses	$11,947	$11,339

11. Net Loss per Share
     Basic and diluted loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three-months ended March 31, 2004, there were 3,610,479 anti-dilutive potential common shares. For the three-months ended March 31, 2005, there were 3,332,465 anti-dilutive potential common shares.
12. Series B Redeemable Convertible Preferred Stock
     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its redeemable convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value (“Series B Preferred”), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company’s option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At March 31, 2005, the Series B Preferred, including accrued dividends of $2,885,000 was convertible into 4,636,140 shares of Common Stock. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Convertible Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding.
     The initial carrying value of the Series B Preferred was recorded at its sale price less costs to issue on the date of issuance. The carrying value of the Series B Preferred is periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and March 31, 2005, the Series B Preferred carrying value consisted of the following ($ in thousands):

	December 31,	March 31,
	2004	2005
Initial fair value, sale price of $10,500 less costs to issue of $592	$9,908	$9,908
Redemption value accretion	240	261
Accrued and unpaid dividends accretion	2,648	2,885

Total carrying value	$12,796	$13,054

13. Series C Convertible Preferred Stock
     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value (“Series C Convertible Preferred”), at a price of $1,000 per share. Dividends accrue at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company’s option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred. In addition, upon conversion any earned and unpaid dividends would become payable. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At March 31, 2005, the Series C Preferred, including accrued dividends of $1,151,000 was convertible into 2,130,512 shares of Common Stock. Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company’s option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company, the Series C Convertible Preferred may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.
     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and March 31, 2005, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

	December 31,	March 31,
	2004	2005
Initial fair value	$5,000	$5,000
Accrued and unpaid dividend accretion	1,040	1,151

Total carrying value	$6,040	$6,151

14. Series D Convertible Preferred Stock
     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $393,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock (“Series D Convertible Preferred”), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company’s principal shareholders. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company’s option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At March 31, 2005, the Series D Preferred, including accrued dividends of $616,000 was convertible into 3,558,000 shares of Common Stock. Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company’s ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company’s stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company’s Board of Directors.
     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and March 31, 2005, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

	December 31,	March 31,
	2004	2005
Initial fair value	$6,500	$6,500
Issuance costs	(428)	(428)
Accrued and unpaid dividend accretion	471	616

Total carrying value	$6,543	$6,688

15. Series E Redeemable Preferred Stock
     On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Redeemable Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Preferred Stock (“Series E Preferred”) at a price of $100 per share. The Series E Preferred was purchased by three of the Company’s principal shareholders consisting of Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla. Dividends accrue at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company’s option, may be paid in additional shares of Series E Preferred. The Series E Preferred is not convertible into shares of the Company’s Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company’s stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred may demand that the Company redeem all the shares of the Series E Preferred by paying the redemption price in cash to each holder of the Series E Preferred. Dividends are accrued on the Series E Preferred with any unpaid dividends included in accrued liabilities on the accompanying condensed consolidated balance sheet.
16. Litigation
     The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings, whether insured or not, will not have a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.

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
Overview
     We are the operator of ten sports and fitness Clubs located in major metropolitan markets across the United States, including one Club operated under a management agreement. Our Clubs are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. Our Clubs, which are usually named The Sports Club/LA are recognized as among the finest sports and fitness facilities in the United States. In 1999, we decided to focus our efforts on the national development of The Sports Club/LA brand. At that time, we sold all of our smaller sized Clubs. We also issued $100.0 million of Senior Secured Notes due in March 2006. The proceeds from these transactions were primarily utilized to develop five additional new Clubs in New York City, Washington D.C., Boston and San Francisco. We have since opened The Sports Club/LA in Beverly Hills and in Miami.
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
     In February 2005, we entered into a letter of intent to sell six of our nine sports and fitness complexes for $65.0 million. The Clubs to be sold include our three New York facilities and single Clubs in Boston, Washington D.C. and San Francisco. In addition, the management agreement for the Club in Miami will be terminated. Following the sale, we will continue to own and operate our three Southern California Clubs. The operating results from the six Clubs to be sold and the fees and costs associated with the Miami management agreement have been classified as Discontinued Operations in the accompanying financial statements and in the other parts of this Form 10-Q.
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
     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data for all Clubs. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 37.9% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 23.8% is well below the normal in the industry.
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
     Lease Accounting. We record rent expense on its facilities under operating leases. The aggregate rental obligation is expensed on a straight line basis over the lease term, commencing with the date when we take possession of the property. If the lease imposes a significant economic penalty not to renew an option period, we use the initial period plus the option period as the lease term. Rent incurred before the facility is ready for use is capitalized as leasehold improvements.
     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at December 31, 2004 or March 31, 2005.
     Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We performed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. We are also required to evaluate goodwill on an annual basis or when events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2004 and March 31, 2005, and determined that our remaining goodwill was not impaired.
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
Results of Operations
     Several reclassifications have been made to the condensed consolidated statement of operations for the three months ended March 31, 2004 as discussed in Note 2 to the condensed consolidated financial statement. The following discussion that compares our results of operations for the three months ended March 31, 2005 to March 31, 2004 is after consideration of such reclassification.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004.
     Our total revenue from continuing operations for the three months ended March 31, 2005, was $11.7 million, compared to $10.7 million for the same period in 2004, an increase of $1.0 million or 9.1%. Revenue increased by $740,000 as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $363,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues. The Spa at The Sports Club/LA – Los Angeles was closed for remodeling during part of 2004. There was a decrease in revenue of $130,000 at our two SportsMed locations primarily due to decreased patient visits.
     Our club operating costs and cost of products and services increased by $356,000 (4.9%) to $7.7 million for the three months ended March 31, 2005, versus $7.3 million for the same period in 2004. Club operating costs and cost of products and services increased by approximately $269,000, as a result of the increases in variable costs (mostly payroll and payroll related) associated with the increase in membership and revenues at The Sports Club/LA-Beverly Hills. Club operating costs and cost of products and services increased by approximately $105,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County primarily due to increased payroll and payroll related costs. There was a decrease in cost of products and services of approximately $18,000 at our two SportsMed facilities.
     Our selling and marketing expenses were $418,000 for the three months ended March 31, 2005, versus $437,000 for the same period in 2004, a decrease of $19,000 or 4.3%. Almost every category of selling and marketing costs were down by a minor amount. Selling and marketing costs were essentially flat for the two periods compared.
     General and administrative expenses were flat at $2.0 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004. Payroll and payroll-related expenses for the three months ended March 31, 2005, decreased by $100,000, primarily due to headcount decreases. Outside service fees increased by approximately $163,000 primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt.
     Pre-opening expenses of $46,000 for the three months ended March 31, 2004 consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.
     Our depreciation and amortization expenses were $1.2 million for the three months ended March 31, 2005, versus $1.1 million for the same period in 2004, an increase of $142,000 or 13.1%. Depreciation and amortization expenses increased by $24,000, primarily due to capital additions made at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County during 2004 and 2005. Depreciation increased by $118,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period for the corporate office facility to terminate on the projected move date of December 31, 2005.
     We recorded a non-recurring charge of $1.1 million during the three months ended March 31, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a proposed restructuring transaction that was initiated in April 2003 and abandoned in February 2004.

     For the three months ended March 31, 2005 and 2004, we allocated $2.0 million of interest expense to discontinued operations. Our remaining net interest expense was flat at $1.6 million for both the three months ended March 31, 2005 and three months ended March 31, 2004. A minor decrease in equipment financing interest costs resulting from the pay down of these balances was offset by a minor increase in miscellaneous other interest expense.
     We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses incurred for the three months ended March 31, 2005 and 2004.
     Our loss from discontinued operations was $885,000 for the three months ended March 31, 2005, versus $3.4 million for the same period in 2004, a decrease of $2.5 million or 73.7%. Our net loss from discontinued operations decreased by $1.7 million because we discontinued depreciation on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets once they are classified as held for sale. Our net loss from discontinued operations decreased by $511,000 due to a decrease in selling and marketing costs and costs of products and services. Our loss from discontinued operations decreased by $614,000 due to increased revenues as a result of an increase in membership and to increases in dues and ancillary services rates. Our loss from discontinued operations increased by $331,000 as a result of the recording of a minority interest expense during the three months ended March 31, 2005, related to The Reebok Sports Club/NY.
     After the loss from discontinued operations and dividends on preferred stock of $493,000 during the three months ended March 31, 2005 and $381,000 during the three months ended March 31, 2004, our consolidated net loss attributable to common stockholders was $2.7 million, or $0.14 per basic and diluted share for the three months ended March 31, 2005, versus a loss of $6.7 million, or $0.36 per basic and diluted share for the three months ended March 31, 2004.
Liquidity and Capital Resources
Liquidity
     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash from operations. Our primary liquidity needs during the past several years have been the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.
     In order to make our March 15, 2004 interest payment on the Senior Secured Notes, we issued $6.5 million of a newly created class of Series D Convertible Preferred Stock. In order to make our September 15, 2004 interest payment, we issued $2.0 million of a newly created class of Series E Preferred Stock. During the nine months ended September 30, 2005, we generated cash flows from operations and received $2,500,000 of deposits back as cash. These amounts allowed us to make our March 15, 2005 and September 15, 2005 interest payments without raising any additional capital.
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
     If we complete the sale of six clubs and therefore continue to own and operate three clubs, we will implement a plan to significantly reduce our general and administrative expenses. If we consummate the sale of the six Clubs, refinance of our West Los Angeles Club as described above and reduce our general and administrative expenses, we believe that we will be able to operate the remaining three Clubs without the infusion of additional funds, although there can be no assurance that we would be able to do so.
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
Operating Activities
     At March 31, 2005, our cash balance was $6.0 million. During 2004, we generated cash flows from operating activities; both continuing and discontinued, of $1.7 million. We believe we will continue to generate positive cash flows in the future. We had various deposits that secured our performance under several contracts. In the first quarter of 2005, we received back $500,000 of such deposits and we received $2.0 million back in the third quarter of 2005.
Investing Activities
     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our Clubs, including costs to complete construction of The Sports Club/LA – Beverly Hills were $4.1 million in 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.
     We currently have no other plans for new Club developments that would require our own capital.
     In February 2005, we entered into a letter of intent to sell six of our nine Clubs to an affiliate of Millennium for $65.0 million. Proceeds from this transaction would be used to retire long-term debt. The letter of intent is nonbinding on the Company and Millennium and is subject to the execution of a definitive agreement and the satisfaction of a number of conditions. Accordingly, we can give no assurances that the proposed sale will be complete.
Financing Activities
     On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes (the “Senior Secured Notes”) due in March 2006, with interest due semi-

annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the “Indenture”). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make an offer to retire the Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.
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
     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through March 31, 2006, are estimated to be as follows (amounts in thousands):

Indenture interest	$11,375
Information system upgrades	600
Principal payments on long-term debt	100,411

$112,386

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

Forward Looking Statements
     From time to time we make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words “may,” “will,” “estimate,” “continue,” “believe,” “expect” or “anticipate” and other similar words. The forward-looking statements generally appear in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other public disclosures. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:
•	the availability and adequacy of our cash flow and financing facilities for our requirements, including payment of the Senior Secured Notes and mortgage note,

•	our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for sports and fitness club services generally and competitive pricing trends in the sports and fitness market,

•	our ability to successfully develop Clubs,

•	disputes or other problems arising with our development partners or landlords,

•	changes in economic, competitive, demographic and other conditions in the geographic areas in which we operate, including business interruptions resulting from earthquakes or other causes,

•	competition,

•	changes in personnel or compensation, and

•	changes in statutes and regulations or legal proceedings and rulings.
     We will not update forward-looking statements even though our situation may change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of March 31, 2005, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. We also have a $19.5 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.
     The fair value of our financial instruments as of March 31, 2005 is estimated as follows (in thousands):

Senior Secured Notes	$94,000
First Mortgage Note	19,500
Series E Preferred Stock	2,000

$115,500

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements. Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of certain material weaknesses in our controls and procedures described below, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described below, we are taking steps to remediate the deficiencies in our control over the financial reporting process.

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
          During the reporting period, the following changes occurred in the Company’s internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting:
•	the Company has worked with an accounting firm (other than Company’s independent auditor) to consult with on accounting issues;

•	the Company has reviewed new accounting pronouncements to determine the applicability to the Company;

•	the Company has subscribed to professional publications that discuss new accounting rules and regulations.

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
     None
Item 3.          Defaults upon Senior Securities
     None
Item 4.          Submission of Matters to a Vote of Security Holders
     None.
Item 5.          Other Information
     None
Item 6.          Exhibits

31.1	Certification of Rex A. Licklider pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Rex A. Licklider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Timothy O’Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTS CLUB COMPANY, INC.
Date: September 30, 2005	by	/s/ Rex A. Licklider
Rex A. Licklider
Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2005	by	/s/ Timothy M. O’Brien
Timothy M. O’Brien
Chief Financial Officer (Principal Financial and Accounting Officer)