Form 10-Q
period 2005-06-30
SPORTS CLUB CO INC
filed 2005-10-03
CIK 924373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Yes                      No            X
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                      No            X
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares
Outstanding at
Class	September 30, 2005
Common Stock, par value $.01 per share	19,315,262

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 and June 30, 2005
(in thousands, except per share amounts)
(unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,559	$8,894
Accounts receivable, net of allowance for doubtful accounts of $396 and $399 at December 31, 2004 and June 30, 2005, respectively	2,030	1,692
Inventories	662	651
Prepaid expenses	993	758
Assets held for sale	143,408	142,593

Total current assets	154,652	154,588

Property and equipment, net	63,622	61,785
Goodwill	7,315	7,315
Restricted cash	3,403	3,438
Other assets	2,550	1,805

	$231,542	$228,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of notes payable and equipment financing loans	$65,444	$100,389
Accounts payable	2,040	1,577
Accrued liabilities	9,481	9,449
Deferred revenues	6,013	6,964
Liabilities related to assets held for sale	85,169	85,091

Total current liabilities	168,147	203,470

Notes payable and equipment financing loans, less current installments	54,286	19,103
Deferred lease obligations	2,354	2,599
Deferred revenues	617	—
Minority interest	600	600

Total liabilities	226,004	225,772

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding (liquidation preference of $13,148 and $13,622 at December 31, 2004 and June 30, 2005, respectively)	12,796	13,313
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued and outstanding	2,000	2,000

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 899,500 shares authorized; no shares issued or outstanding	—	—
Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $6,040 and $6,263 at December 31, 2004 and June 30, 2005, respectively)	6,040	6,263
Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized, issued and outstanding (liquidation preference of $6,971 and $7,262 at December 31, 2004 and June 30, 2005, respectively)	6,543	6,834
Common Stock, $.01 par value, 40,000,000 shares authorized; 21,074,717 shares issued	211	211
Additional paid-in capital	98,392	97,362
Accumulated deficit	(106,974)	(109,670)
Treasury Stock, at cost, 2,097,079 and 1,924,401 shares at December 31, 2004 and June 30, 2005, respectively	(13,470)	(13,154)

Total Stockholders’ equity (deficit)	(9,258)	(12,154)

	$231,542	$228,931

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2004 and 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Revenues:
Membership revenues	$7,291	$8,091	$14,378	$15,928
Products and services	3,625	3,979	7,216	7,793

Total revenue	101,916	12,070	21,594	23,721

Operating expenses:
Club operating costs	4,315	4,343	8,619	8,774
Cost of products and services	3,224	3,387	6,213	6,605
Selling and marketing	350	247	787	665
General and administrative	2,146	1,995	4,131	4,043
Pre-opening expenses	—	—	46	—
Depreciation and amortization	1,073	1,279	2,155	2,503
Non-recurring items	—	—	1,104	—

Total operating expenses	11,108	11,251	23,055	22,590

Income (loss) from operations	(192)	819	(1,461)	1,131

Other income (expense):
Interest, net	(1,639)	(1,629)	(3,278)	(3,261)
Minority interests	(37)	(37)	(75)	(74)

Loss from continuing operations before income taxes and income (loss) on discontinued operations	(1,868)	(847)	(4,814)	(2,204)

Provision (benefit) for income taxes	—	—	—	—

Loss from continuing operations before income (loss) on discontinued operations	(1,868)	(847)	(4,814)	(2,204)

Income (loss) from discontinued operations	(2,840)	394	(6,208)	(491)

Net loss	(4,708)	(453)	(11,022)	(2,695)
Dividends on Preferred Stock	495	495	876	988

Net income (loss) attributable to common stockholders	$(5,203)	$(948)	$(11,898)	$(3,683)

Net income (loss) per share — basic and diluted:
Discontinued operations	$(0.15)	$0.02	$(0.33)	$(0.02)
Continuing operations	(0.13)	(0.07)	(0.31)	(0.17)

Net income (loss) per share	$(0.28)	$(0.05)	$(0.64)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	18,697	19,150	18,631	19,141

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2005
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2005
	(Restated)
Cash flows provided from (used in) operating activities:
Net income (loss)	$(11,022)	$(2,695)
Adjustments to reconcile net income (loss) to cash used in operating activities:
(Income) loss from discontinued operations	6,208	491
Depreciation and amortization	2,155	2,503
Related party costs settled with common stock	711	316
Minority interests expense	75	74
Distributions to minority interests	(75)	(74)
(Increase) decrease in:
Accounts receivable, net	(73)	338
Inventories	(19)	11
Other current assets	888	235
Other assets, net	1,179	745
Increase (decrease) in:
Accounts payable	(79)	(463)
Accrued liabilities	(1,575)	(32)
Deferred revenues	431	334
Deferred lease obligations	266	245

Net cash provided from (used in) operating activities	(930)	2,028

Cash flows (used in) investing activities:
Capital expenditures	(1,688)	(666)
(Increase) decrease in restricted cash	51	(35)

Net cash (used in) investing activities	(1,637)	(701)

Cash flows provided from (used in) financing activities:
Proceeds from issuance of Preferred Stock — net of costs	6,072	—
Repayments of notes payable and equipment financing loans	(1,227)	(238)

Net cash provided from (used in) financing activities	4,845	(238)

Cash flows provided from (used in) discontinued operations:
Capital expenditures	(668)	(391)
Net cash from operating activities	181	637

Net cash provided from (used in) discontinued operations	(487)	246

Net increase (decrease) in cash and cash equivalents	1,791	1,335
Cash and cash equivalents at beginning of period	1,932	7,559

Cash and cash equivalents at end of period	$3,723	$8,894

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,475	$6,405

Cash paid during the period for income taxes	$590	$303

See accompanying notes to consolidated financial statements.

THE SPORTS CLUB COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and June 30, 2005
1. Basis of Presentation
     A review of the Condensed Consolidated Financial Statements herein was not completed by the Company’s independent registered public accounting firm prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934.
     The unaudited, condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results for the fiscal year ending December 31, 2005.
     In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest was allocated to discontinued operations based on the interest on debt that will be required to be repaid as a result of the disposal transactions. On February 8, 2005, the Company entered into a formal letter of intent to sell six of its nine sports and fitness Clubs (see Note. 5). The proceeds of $65.0 million from the proposed sale are required to be used to repay a portion of the $100.0 million of Senior Secured Notes. Accordingly the Company has allocated to discontinued operations 65.0% of the interest associated with the Senior Secured Notes. For the three-month and six-month periods ended June 30, 2004 and 2005, the amount of interest allocated to discontinued operations was $2,011,000 and $4,023,000, respectively.
2. Reclassification
     Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, governs the Company’s accounting for lease transactions. During the first quarter of 2005, the Company determined that it was not properly accounting for leasehold improvements that were funded by landlord allowances. SFAS No. 13 requires that such improvements be recognized as assets and amortized over the term of the lease and that the landlord allowance incentive should be recorded as deferred rent and recognized, also over the term of the lease, as a reduction of rent expense. Previously the Company netted the deferred rent against the leasehold improvements. The 2004 consolidated financial statements have been adjusted to reflect this reclassification.

     The Company has reclassified its June 30, 2004 balance sheet to record $67.4 million of landlord allowance incentives as additional leasehold improvements, record an additional $7.9 million of accumulated amortization related to those leasehold improvement additions and record deferred lease obligations of $59.5 million. At June 30, 2004, $59.0 million of the additional net leasehold improvements and additional deferred lease obligations relate to assets and liabilities now held for sale and, accordingly, are reported in those captions on the reclassified June 30, 2004 balance sheet.
     The consolidated statements of operations for the three months and six months ended June 30, 2004, have also been reclassified to increase depreciation and amortization expense by $598,000 and $1,195,000, respectively, and to decrease rent expense by the same amount for each period. In the three months and six months ended June 30, 2004, $580,000 and $1,160,000, respectively, of the change in depreciation expense and rent expense relates to discontinued operations and therefore is reported in those captions. There has been no change to net income (loss) as a result of this reclassification.
     Certain reclassifications have also been made to the 2004 consolidated financial statements to reflect various assets and liabilities now held for sale and to report the results of operations associated with those assets as discontinued operations (See Note 5). The consolidated statements of operations have also been reformatted to breakout product and services revenues and expenses.
     The Company has also restated its June 30, 2004 operating statement to more properly account for initiation fees. During the six months ended June 30, 2004, the Company recognized a portion of its membership initiation fees as private training revenue since members were granted the opportunity to utilize private training at no charge. In the fourth quarter of 2004, the Company determined it was more appropriate to record this revenue as initiation fees and amortize it over the estimated membership life. Accordingly, the operating statements for the periods ended June 30, 2004 have been restated.
     A reclassified consolidated statement of operations for the three months and six months ended June 30, 2004, reflecting the above reclassifications is presented below. The amounts are in thousands, except per share amounts:

	Consolidated Statement of Operations
	Three Months Ended June 30, 2004
	As	Initiation		Discontinued		As
	Reported	Fees	SFAS No. 13	Operations	Reformat	Reclassified
Revenues:
Membership revenues	$36,486	$—	$—	$(16,067)	$(13,128)	$7,291
Reimbursed costs	1,246	—	—	(1,246)	—	—
Products and services	—	(600)	—	(8,828)	13,053	3,625
Management fees	—	—	—	(75)	75	—

Total revenue	37,732	(600)	—	(26,216)	—	10,916

Operating expenses:
Direct	29,830	—	—	—	(29,830)	—
Reimbursed costs	1,246	—	—	(1,246)	—	—
Club operating costs	—	(200)	(598)	(14,534)	19,647	4,315
Cost of products and services	—	—	—	(6,959)	10,183	3,224
Selling and marketing	1,267	—	—	(917)	—	350
General and administrative	2,206	—	—	(60)	—	2,146
Pre-opening expenses	—	—	—	—	—	—
Depreciation and amortization	3,168	—	598	(2,693)	—	1,073

Total operating expenses	37,717	(200)	—	(26,409)	—	11,108

Income (loss) from operations	15	(400)	—	193	—	(192)

Other income (expense):
Interest, net	(3,672)	—	—	2,033	—	(1,639)
Minority interests	(479)	—	—	442	—	(37)
Non-recurring items	—	—	—	—	—	—

Income (loss) before income taxes and loss from discontinued operations	(4,136)	(400)	—	2,668	—	(1,868)

Provision (benefit) for income taxes	172	—	—	(172)	—	—

Income (loss) before loss from discontinued operations	(4,308)	(400)	—	2,840	—	(1,868)

Loss from discontinued operations	—	—	—	(2,840)	—	(2,840)

Net loss	(4,308)	(400)	—	—	—	(4,708)

Dividends on Preferred Stock	495	—	—	—	—	495

Net loss attributable to common stockholders	$(4,803)	$(400)	$—	$—	$—	$(5,203)

Net loss per share – basic and diluted:
Discontinued operations	$—					$(0.15)
Continuing operations	(0.26)					(0.13)

Net income (loss) per share	$(0.26)					$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	18,697					18,697

	Consolidated Statement of Operations
	Six Months Ended June 30, 2004
	As	Initiation		Discontinued		As
	Reported	Fees	SFAS No. 13	Operations	Reformat	Reclassified
Revenues:
Membership revenues	$72,407	$—	$—	$(31,927)	$(26,102)	$14,378
Products and services	—	(1,200)	—	(17,541)	25,957	7,216
Management fees	—	—	—	(145)	145	—
Reimbursed costs	2,503	—	—	(2,503)	—	—

Total revenue	74,910	(1,200)	—	(52,116)	—	21,594

Operating expenses:
Direct	59,872	—	—	—	(59,872)	—
Club operating costs	—	(400)	(1,195)	(29,618)	39,832	8,619
Cost of products and services	—	—	—	(13,827)	20,040	6,213
Selling and marketing	2,798	—	—	(2,011)	—	787
General and administrative	4,252	—	—	(121)	—	4,131
Reimbursed costs	2,503	—	—	(2,503)	—	—
Pre-opening expenses	46	—	—	—	—	46
Depreciation and amortization	6,340	—	1,195	(5,380)	—	2,155
Non-recurring items	1,104	—	—	—	—	1,104

Total operating expenses	76,915	(400)	—	(53,460)	—	23,055

Income (loss) from operations	(2,005)	(800)	—	1,344	—	(1,461)

Other income (expense):
Interest, net	(7,360)	—	—	4,082	—	(3,278)
Minority interests	(517)	—	—	442	—	(75)

Loss before income taxes and loss from discontinued operations	(9,882)	(800)	—	5,868	—	(4,814)

Provision (benefit) for income taxes	340	—	—	(340)	—	—

Loss before loss from discontinued operations	(10,222)	(800)	—	6,208	—	(4,814)

Loss from discontinued operations	—	—	—	(6,208)	—	(6,208)

Net loss	(10,222)	(800)	—	—	—	(11,022)

Dividends on Preferred Stock	876	—	—	—	—	876

Net loss attributable to common stockholders	$(11,098)	$(800)	$—	$—	$—	$(11,898)

Net loss per share – basic and diluted:
Discontinued operations	$—					$(0.33)
Continuing operations	(0.60)					(0.31)

Net income (loss) per share	$(0.60)					$(0.64)

Weighted average number of common shares outstanding:
Basic and diluted	18,631					18,631

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders, as reported	$(5,203)	$(948)	$(11,898)	$(3,683)

Stock-based employee compensation expense included in reported net loss	—	—	—	—

Stock-based employee compensation expense determined under fair value based method for all awards	—	—	(93)	—

Pro forma net loss attributable to Common stockholders	$(5,203)	$(948)	$(11,991)	$(3,683)

Net loss per share as reported basic and diluted	$(0.28)	$(0.05)	$(0.64)	$(0.19)

Pro forma net loss per share basic and diluted	$(0.28)	$(0.05)	$(0.64)	$(0.19)

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
     The operating results of the six Clubs to be sold and SportsMed facilities have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. Summarized financial data for these locations are as follows:

	Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(in thousands)
Revenues:
Membership revenues	$16,067	$16,873	$31,927	$33,523
Products and services	8,828	9,073	17,541	17,495
Management fees	75	92	145	184
Reimbursed costs	1,246	1,457	2,503	2,907

Total revenue	26,216	27,495	52,116	54,109

Operating, expenses:
Club operating costs	14,534	15,143	29,618	30,165
Costs of products and services	6,959	6,962	13,827	13,570
Selling and marketing	917	692	2,011	1,565
General and administrative	60	130	121	188
Depreciation and amortization	2,693	151	5,380	1,149
Reimbursed costs	1,246	1,457	2,503	2,907

Total operating expenses	26,409	24,535	53,460	49,544

Income (loss) from operations	(193)	2,960	(1,344)	4,565

Other income (expense):
Interest, net	(2,033)	(2,003)	(4,082)	(4,011)
Minority interests	(442)	(339)	(442)	(670)

Income (loss) before income taxes	(2,668)	618	(5,868)	(116)

Provision for income taxes	172	224	340	375

Income (loss) from discontinued operations	$(2,840)	$394	$(6,208)	$(491)

     Assets and liabilities related to assets held for sale consist of the following at:

	December 31,	June 30,
	2004	2005
	(in thousands)
Assets held for sale:
Accounts receivable, net of allowance for doubtful accounts	$1,320	$1,176
Inventories	442	450
Prepaid expenses	433	512
Property and equipment, net	141,015	140,256
Other assets	198	199

Total assets held for sale	$143,408	$142,593

Liabilities related to assets held for sale:
Accrued liabilities	$3,354	$3,663
Deferred revenues	15,178	15,576
Accrued lease obligations	65,774	64,719
Minority interest	863	1,133

Total liabilities related to assets held for sale	$85,169	$85,091

6. Cash, Cash Equivalents and Restricted Cash
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2005, cash and cash equivalents were $8.9 million.
     The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club security deposits as restricted cash. At June 30, 2005, the Company had $3.4 million of restricted cash.

7. Notes Payable and Equipment Financing Loans
     Notes payable and equipment financing loans are summarized as follows:

	December 31,	June 30,
	2004	2005
	(in thousands)
Senior secured notes (a)	$100,000	$100,000
Mortgage note (b)	19,550	19,389
Equipment financing loans (c)	180	103

	119,730	119,492
Less current installments	65,444	100,389

	$54,286	$19,103

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11⅜% Senior Secured Notes due in March 2006 (the “Senior Notes”) with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes are secured by substantially all of the Company’s assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the “Indenture”) that includes certain covenants, which as of June 30, 2005, restrict the Company’s ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company’s ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Secured Notes may be repaid at any time at par.
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
     The Company did not file its 2004 annual report on Form 10-K or its March 31, 2005 and June 30, 2005 quarterly reports on Form 10-Q with the Securities and Exchange Commission on a timely basis and therefore violated one of the provisions of the Indenture Agreement. The trustee for the bondholders granted a waiver of this provision to the Company and extended the allowable filing date to September 30, 2005 in exchange for a $250,000 consent fee.

(b) On June 12, 2003, the Company obtained mortgage financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company’s wholly owned subsidiary that owns The Sports Club/LA — Orange County; and is guaranteed by the Company’s Chairman and it’s Chief Executive Officer. The note requires The Sports Club/LA — Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of June 30, 2005, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.

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
9. Income Tax Provision
     The income tax provision recorded for the three-month and six-month periods ended June 30, 2004 and 2005, are accruals for state and city income taxes related to pre-tax profits at Reebok Sports Club/NY.
10. Consolidated Statements of Operations
     Total revenue and total operating expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)
Revenues:
Membership revenues:
Monthly dues	$6,708	$7,452	$13,205	$14,639
Initiation fees	449	510	878	1,020
Other	134	129	295	269

Total membership revenues	7,291	8,091	14,378	15,928

Products and Services:
Private training	1,841	2,058	3,648	3,983
Food and beverage	876	921	1,703	1,834
Spa services	315	504	689	996
Physical therapy	438	318	882	632
Other	155	178	294	348

Total products and services	3,625	3,979	7,216	7,793

Total revenue	$10,916	$12,070	$21,594	$23,721

Operating expenses:
Club operating costs:
Payroll and benefits	$2,110	$2,132	$4,221	$4,314
Rent	481	476	950	940
Other operating costs	1,724	1,735	3,448	3,520

Total Club operating costs	4,315	4,343	8,619	8,774

Costs of products and services:
Private training	1,573	1,743	3,087	3,433
Food & beverage	1,045	986	1,907	1,832
Spa services	325	429	685	871
Physical therapy	260	207	499	424
Other	21	22	35	45

Total cost of products and services	3,224	3,387	6,213	6,605

Sales and marketing	350	247	787	665
General and administrative	2,146	1,995	4,131	4,043
Pre-opening	—	—	46	—
Depreciation and amortization	1,073	1,279	2,155	2,503
Non-recurring items	—	—	1,104	—

Total operating expenses	$11,108	$11,251	$23,055	$22,590

11. Net Loss per Share
     Basic and diluted loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three-months and six-months ended June 30, 2004, there were 3,610,479 and 3,301,518 anti-dilutive potential common shares, respectively. For the three-months and six-months ended June 30, 2005, there were 3,058,039 and 3,754,825 anti-dilutive potential common shares, respectively.
12. Series B Redeemable Convertible Preferred Stock
     On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its redeemable convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value (“Series B Preferred”), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company’s option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At June 30, 2005, the Series B Preferred, including accrued dividends of $3,122,000, was convertible into 4,718,229 shares of Common Stock. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Convertible Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding.

     The initial carrying value of the Series B Preferred was recorded at its sale price less costs to issue on the date of issuance. The carrying value of the Series B Preferred is periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and June 30, 2005, the Series B Preferred carrying value consisted of the following ($ in thousands):

	December 31,	June 30,
	2004	2005
Initial fair value, sale price of $10,500 less costs to issue of $592	$9,908	$9,908
Redemption value accretion	240	283
Accrued and unpaid dividends accretion	2,648	3,122

Total carrying value	$12,796	$13,313

13. Series C Convertible Preferred Stock
     On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value (“Series C Convertible Preferred”), at a price of $1,000 per share. Dividends accrue at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company’s option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred. In addition, upon conversion any earned and unpaid dividends would become payable. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At June 30, 2005, the Series C Preferred, including accrued dividends of $1,263,000, was convertible into 2,169,305 shares of Common Stock. Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company’s option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company, the Series C Convertible Preferred may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.
     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and June 30, 2005, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

	December 31,	June 30,
	2004	2005
Initial fair value	$5,000	$5,000
Accrued and unpaid dividend accretion	1,040	1,263

Total carrying value	$6,040	$6,263

14. Series D Convertible Preferred Stock
     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $393,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock (“Series D Convertible Preferred”), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company’s principal shareholders. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company’s option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At June 30, 2005, the Series D Preferred, including accrued dividends of $762,000, was convertible into 3,631,000 shares of Common Stock. Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company’s ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company’s stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company’s Board of Directors.
     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and June 30, 2005, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

	December 31,	June 30,
	2004	2005
Initial fair value	$6,500	$6,500
Issuance costs	(428)	(428)
Accrued and unpaid dividend accretion	471	762

Total carrying value	$6,543	$6,834

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
     In February 2005, we entered into a letter of intent to sell six of our nine sports and fitness complexes for $65.0 million. The Clubs to be sold include our three New York facilities and single Clubs in Boston, Washington D.C. and San Francisco. In addition, the management agreement for the Club in Miami will be terminated. Following the sale, we will continue to own and operate our three Southern California Clubs. The operating results from the six Clubs to be sold and the fees and costs associated with the Miami management agreement have been classified as Discontinued Operations in the accompanying financial statements and in other parts of this Form 10-Q.
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
     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over a period of three years, which represents the average life of a membership based upon historical data for all Clubs. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 37.6% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 24.05% is well below the normal in the industry.
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
     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which the Company receives initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, “Revenue Arrangement with Multiple Elements,” the Company determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over the average membership life. Effective in the second quarter of 2005, the Company started amortizing initiation fees over the membership lives of each individual Club based on each individuals Club’s respective average membership life. Such average lives range from two and a half years to five years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last months’ dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized based upon the estimated amount to be collected.
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
     Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at December 31, 2004 or June 30, 2005.
     Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We performed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. We are also required to evaluate goodwill on an annual basis or when events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2004 and June 30, 2005, and determined that our remaining goodwill was not impaired.
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

Results of Operations
     Several reclassifications have been made to the condensed consolidated statement of operations for the three months and six months ended June 30, 2004 as discussed in Note 2 to the condensed consolidated financial statements. The following discussion that compares our results of operations of the three months and six months ended June 30, 2005 to June 30, 204 is after consideration of such reclassifications .
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004.
     Our total revenue from continuing operations for the three months ended June 30, 2005, was $12.1 million, compared to $10.9 million for the same period in 2004, an increase of $1.2 million or 9.6%. Revenue increased by $725,000 as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $540,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues and to the reopening of the Spa at The Sports Club/LA – Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of $111,000 at our two SportsMed locations primarily due to decreased patient visits.
     Our club operating costs and cost of products and services increased by $191,000 (2.5%) to $7.7 million for the three months ended June 30, 2005, versus $7.5 million for the same period in 2004. Club operating costs and cost of products and services increased by approximately $149,000, as a result of the increases in variable costs (mostly payroll and payroll related) associated with the increase in membership and revenues at The Sports Club/LA-Beverly Hills. Club operating costs and cost of products and services increased by approximately $95,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County primarily due to increased payroll and payroll related costs. There was a decrease in cost of products and services of approximately $53,000 at our two SportsMed facilities.
     Our selling and marketing expenses were $247,000 for the three months ended June 30, 2005, versus $350,000 for the same period in 2004, a decrease of $103,000 or 29.4%. Selling and marketing expenses were down at each of our Clubs and in almost every category of expense. We expect our selling and marketing expenses to be about flat for the year and this quarterly variance is due to the timing of our direct mail and promotional campaigns.
     General and administrative expenses were $2.0 million for the three months ended June 30, 2005, versus $2.1 million for the same period in 2004, a decrease of $151,000 or 7.0%. Payroll and payroll-related expenses for the three months ended June 30, 2005, decreased by $120,000, primarily due to headcount decreases. Outside service fees increased by approximately $118,000 primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt. Rent decreased by $30,000 primarily due to lower rent negotiated at the west coast corporate office. Other miscellaneous general administrative expenses decreased by $119,000 mostly as a result of cost cutting measures taken by management to reduce our general and administrative expenses.
     Our depreciation and amortization expenses were $1.3 million for the three months ended June 30, 2005, versus $1.1 million for the same period in 2004, an increase of $206,000 or 19.2%. Depreciation and amortization expenses increased by $36,000, primarily due to capital additions made at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and The Sports Club/LA-Beverly Hills during 2004 and 2005. Depreciation increased by $170,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period for the corporate office facility to terminate on the projected move date of December 31, 2005.
     For the three months ended June 30, 2005 and 2004, we allocated $2.0 million of interest expense to discontinued operations. Our remaining net interest expense was flat at $1.6 million for both the three months ended June 30, 2005 and three months ended June 30, 2004. A minor decrease in equipment financing interest costs of $10,000 resulting from the pay down of these balances accounts for the small net change.
     We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses from continuing operations for the three months ended June 30, 2005 and 2004.
     Our income (loss) from discontinued operations was $394,000 for the three months ended June 30, 2005, versus a loss of 2.8 million for the same period in 2004, an increase of $3.2 million. Our income (loss) from discontinued operations increased by $2.5 million because in 2005 we discontinued depreciation on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets once they are classified as held for sale. Income (loss) from discontinued operations increased by approximately $600,000, as the result of a 2.3% increase in membership and to increases in dues and ancillary services rates. Our income (loss) from discontinued operations increased by $103,000 as a result of a decrease in the minority interest expense at The Reebok Sport Club/NY during the three months ended June 30, 2005 versus the same period in 2004.
     After the income (loss) from discontinued operations and dividends on preferred stock of $495,000 during the three months ended June 30, 2005 and three months ended June 30, 2004, our consolidated net loss attributable to common stockholders was $948,000, or $0.05 per basic and diluted share for the three months ended June 30, 2005, versus a loss of $5.2 million, or $0.28 per basic and diluted share for the three months ended June 30, 2004.
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004.
     Our total revenue from continuing operations for the six months ended June 30, 2005, was $23.7 million, compared to $21.6 million for the same period in 2004, an increase of $2.1 million or 9.8%. Revenue increased by $1.5 million as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $813,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues and to the reopening of the Spa at The Sports Club/LA – Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of $241,000 at our two SportsMed locations primarily due to decreased patient visits.
     Our club operating costs and cost of products and services increased by $547,000 (3.7%) to $15.4 million for the six months ended June 30, 2005, versus $14.8 million for the same period in 2004. Club operating costs and cost of products and services increased by approximately $418,000, as a result of the increases in variable costs (mostly payroll and payroll related) associated with the increase in membership and revenues at The Sports Club/LA-Beverly Hills. Club operating costs and cost of products and services increased by approximately $200,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County primarily due to increased payroll and payroll related costs. There was a decrease in cost of products and services of approximately $71,000 at our two SportsMed facilities.

     Our selling and marketing expenses were $665,000 for the six months ended June 30, 2005, versus $787,000 for the same period in 2004, a decrease of $122,000 or 15.5%. Selling and marketing expenses were down at each of our Clubs and in almost every category of expense. We expect our selling and marketing expenses to be about flat for the year and this six-month variance is due to the timing of our direct mail and promotional campaigns.
     Our general and administrative expenses were $4.0 million for the six months ended June 30, 2005, versus $4.1 million for the same period in 2004, a decrease of $88,000 or 2.1%. Payroll and payroll-related expenses for the six months ended June 30, 2005, decreased by $220,000, primarily due to headcount decreases. Outside service fees increased by approximately $281,000 primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt. Rent decreased by $26,000 primarily due to lower rent negotiated at the west coast corporate office. Other miscellaneous general administrative expenses decreased by $123,000 mostly as a result of cost cutting measures taken by management to reduce our general and administrative expenses.
     Pre-opening expenses of $46,000 for the six months ended June 30, 2004 consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.
     Our depreciation and amortization expenses were $2.5 million for the six months ended June 30, 2005, versus $2.2 million for the same period in 2004, an increase of $348,000 or 16.1%. Depreciation and amortization expenses increased by $60,000, primarily due to capital additions made at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and The Sports Club/LA-Beverly Hills during 2004 and 2005. Depreciation increased by $288,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period for the corporate office facility to terminate on the projected move date of December 31, 2005.
     We recorded a non-recurring charge of $1.1 million during the six months ended June 30, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a proposed restructuring transaction that was initiated in April 2003 and abandoned in February 2004.
     For the six months ended June 30, 2005 and 2004, we allocated $4.0 million of interest expense to discontinued operations. Our remaining net interest expense was flat at $3.3 million for both the six months ended June 30, 2005 and six months ended June 30, 2004. A minor decrease in equipment financing interest costs resulting from the pay down of these balances accounted for the decrease of $17,000 in interest expense for the period.
     We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses from continuing operations for the six months ended June 30, 2005 and 2004.
     Our loss from discontinued operations was $491,000 for the six months ended June 30, 2005, versus $6.2 million for the same period in 2004, a decrease of $5.7 million. Our net loss from discontinued operations decreased by $4.2 million because we discontinued depreciation on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets once they are classified as held for sale. Our loss from discontinued operations decreased by approximately $1.7 million, as the result of an increase in membership and to increases in dues and ancillary services rates. Our loss from discontinued operations increased by $228,000 as a result of an increase in the minority interest expense at The Reebok Sport Club/NY during the six months ended June 30, 2005 versus the same period in 2004.

     After the loss from discontinued operations and dividends on preferred stock of $988,000 during the six months ended June 30, 2005 and $876,000 during the six months ended June 30, 2004, our consolidated net loss attributable to common stockholders was $3.7 million, or $0.19 per basic and diluted share for the six months ended June 30, 2005, versus a loss of $11.9 million, or $0.64 per basic and diluted share for the six months ended June 30, 2004.
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
     On March 15, 2006, our entire $100.0 million principal amount of the Senior Secured Notes are due along with $5.6 million of interest. We do not have the cash to make these payments and therefore we have decided to sell six of our Clubs for $65.0 million. We believe we will be able to mortgage our property in West Los Angeles, California and that the proceeds from the asset sale and financing will be sufficient for us to retire the entire $100.0 million of Senior Secured Notes prior to their maturity date. However, there can be no assurance that we will be able to consummate any of these transactions. If we are unable to sell these assets or finance the West Los Angeles property, we would be required to raise additional capital by issuing equity if the bondholders are not be willing to extend the due date of the Senior Secured Notes. If those events would not occur, we would probably default on the principal payment of the Senior Secured Notes and the holders of the Senior Secured Notes could elect to foreclose on our assets.
     If we complete the sale of six clubs and therefore continue to own and operate three clubs, we will implement a plan to significantly reduce our general and administrative expenses. If we consummate the sale of the six clubs, refinance of our West Los Angeles Club as described above and reduce general and administrative expenses, we believe that we will be able to operate the remaining three Clubs without the infusion of additional funds, although there can be no assurance that we would be able to do so.
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

Operating Activities
     At June 30, 2005, our cash balance was $8.9 million. During 2004, we generated cash flows from operating activities; both continuing and discontinued, of $1.7 million. We believe we will continue to generate positive cash flows in the future. We had various deposits that secured our performance under several contracts. In the first quarter of 2005, we received back $500,000 of such deposits and we received $2.0 million back in the third quarter of 2005.
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
Financing Activities
     On April 1, 1999, we issued in a private placement $100.0 million of 11⅜% Senior Secured Notes (the “Senior Secured Notes”) due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the “Indenture”). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits our ability to: (i) enter into transactions with affiliates; (ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make an offer to retire the Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.
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
     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through June 30, 2006, are estimated to be as follows (amounts in thousands):

Indenture interest	$11,375
Information system upgrades	600
Principal payments on long-term debt	100,389

$112,364

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of June 30, 2005, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. We also have a $19.4 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.
     The fair value of our financial instruments as of June 30, 2005 is estimated as follows (in thousands):

Senior Secured Notes	$94,000
First Mortgage Notes	19,400
Series E Preferred Stock	2,000

115,400

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

THE SPORTS CLUB COMPANY, INC.
Date: September 30, 2005	by	/s/ Rex A. Licklider
Rex A. Licklider
Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2005	by	/s/ Timothy M. O'Brien
Timothy M. O'Brien
Chief Financial Officer (Principal Financial and Accounting Officer)