Form 10-Q/A
period 2005-03-31
SPORTS CLUB CO INC
filed 2005-10-14
CIK 924373

35



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

                                                       Shares
                                                    Outstanding at
              Class                               September 30, 2005
---------------------------------        -----------------------------------
          Common Stock,                               19,315,262
    par value $.01 per share

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Quarterly Report of The Sports Club Company, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the Securities and Exchange Commission (the "SEC") on September 30, 2005 (the "Original Filing") is being filed as required by Regulation S-X promulgated under the Securities Exchange Act of 1934.

Since the Original Filing, we have determined that our depreciation expense from our discontinued operations has been overstated by $998,000 for the three months ended March 31, 2005. Therefore, the accompanying condensed consolidated financial statements reflect a reduction in our loss from discontinued operations and net loss of $998,000. Several other drafting changes have been made in the Form 10-Q/A to improve the disclosure.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment a currently dated signature page and certain currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original filing, however, for the convenience of the reader, we have restated the Original filing in its entirety, as amended pursuant to the description above, in this Amendment.

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

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2004 and March 31, 2005
                    (in thousands, except per share amounts)



                                         ASSETS

                                                                                                          Restated
                                                                                           December 31,   March 31,
                                                                                               2004          2005
                                                                                               ----          ----
                                                                                                         (Unaudited)

Current assets:
    Cash and cash equivalents..........................................................    $   7,559     $   5,995
    Accounts receivable, net of allowance for doubtful accounts of $396 and $362 at
      December 31, 2004 and March 31, 2005, respectively...............................        2,030         2,003
    Inventories........................................................................          662           585
    Prepaid expenses...................................................................          993           985
    Assets held for sale...............................................................      143,408       143,150
                                                                                           ---------     ---------
         Total current assets..........................................................      154,652       152,718

Property and equipment, net...........................................................        63,622        62,852
Goodwill...............................................................................        7,315         7,315
Restricted cash........................................................................        3,403         3,418
Other assets...........................................................................        2,550         2,292
                                                                                           ---------     ---------
                                                                                           $ 231,542     $ 228,595
                                                                                           =========     =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $  65,444    $ 100,411
    Accounts payable...................................................................         2,040        1,652
    Accrued liabilities................................................................         9,481        7,713
    Deferred revenues..................................................................         6,013        6,373
    Liabilities related to assets held for sale........................................        85,169       85,012
                                                                                            ---------    ---------
         Total current liabilities.....................................................       168,147      201,161

Notes payable and equipment financing loans, less current installments.................        54,286       19,195
Deferred lease obligations.............................................................         2,354        2,480
Deferred revenues......................................................................           617          549
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       226,004      223,985

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding (liquidation preference of $13,148 and $13,385
    at December 31, 2004 and March 31, 2005,  respectively)............................        12,796       13,054
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued
    and outstanding....................................................................         2,000        2,000

Stockholders' equity (deficit):
    Preferred Stock, $.01 par value, 899,500 shares authorized; no shares issued or
        outstanding...................................................................             --           --
    Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $6,040 and $6,151 at
        December 31, 2004 and March 31, 2005, respectively)............................         6,040        6,151
    Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized, issued and outstanding (liquidation preference of $6,971 and $7,115 at
        December 31, 2004 and March 31, 2005, respectively)............................         6,543        6,688
    Common Stock, $.01 par value, 40,000,000 shares authorized;
        21,074,717 shares issued ......................................................           211          211
    Additional paid-in capital.........................................................        98,392       97,879
    Accumulated deficit................................................................      (106,974)    (108,219)
    Treasury Stock, at cost, 2,097,079 and 1,924,401 shares at
        December 31, 2004 and March 31, 2005, respectively.............................       (13,470)     (13,154)
                                                                                            ----------   ----------
         Total Stockholders' equity (deficit)..........................................        (9,258)     (10,444)
                                                                                            ----------   ----------
                                                                                            $ 231,542    $ 228,595
                                                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2005
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 2004              2005
                                                                                 ----              ----
                                                                              (Restated)        (Restated)
Revenues:
    Membership revenues.................................................     $     7,087    $      7,837
    Products and services...............................................           3,591           3,814
                                                                             -----------    ------------
         Total revenue..................................................          10,678          11,651

Operating expenses:
    Club operating costs................................................           4,304           4,431
    Cost of products and services.......................................           2,989           3,218
    Selling and marketing...............................................             437             418
    General and administrative..........................................           1,985           2,048
    Pre-opening expenses................................................              46              --
    Depreciation and amortization.......................................           1,082           1,224
    Non-recurring items.................................................           1,104              --
                                                                             -----------    ------------
         Total operating expenses.......................................          11,947          11,339
                                                                             -----------    ------------
             Income (loss) from operations..............................          (1,269)            312

Other income (expense):
    Interest, net.......................................................          (1,639)         (1,632)
    Minority interests..................................................             (38)            (37)
                                                                             ------------   -------------
           Loss from continuing operations before income taxes and income
           (loss) from discontinued operations..........................          (2,946)         (1,357)

Provision (benefit) for income taxes....................................              --               --
                                                                             -----------    -------------

           Loss from continuing operations before income (loss)  from
           discontinued operations......................................          (2,946)         (1,357)

Income (loss) from discontinued operations..............................          (3,368)            113
                                                                             ------------   ------------
           Net income (loss)............................................          (6,314)         (1,244)

Dividends on Preferred Stock............................................             381             493
                                                                             -----------    ------------

           Net income (loss) attributable to common stockholders........     $    (6,695)   $     (1,737)
                                                                             ============   =============


Net income (loss) per share attributable to common stockholders - basic and diluted:
    Discontinued operations.............................................     $    (0.18)    $      (0.01)
    Continuing operations...............................................          (0.18)           (0.10)
                                                                             -----------    -------------
         Net income (loss) per share....................................     $    (0.36)    $      (0.09)
                                                                             ===========    =============


Weighted average number of common shares outstanding:
    Basic and diluted...................................................          18,565          19,131
                                                                             ===========    ============

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2005
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                                2004         2005
                                                                                ----         ----
                                                                             (Restated)   (Restated)
Cash flows form (used in) operating activities:
    Net income (loss)....................................................    $ (6,314)    $  (1,244)
    Adjustments to reconcile net income (loss) to cash used in operating activities:
         (Income) loss from discontinued operations......................       3,368          (113)
         Depreciation and amortization...................................       1,082         1,224
         Related party costs settled with common stock...................         412           316
         Minority interests expense......................................          38            37
         Distributions to minority interests.............................         (38)          (37)
         (Increase) decrease in:
             Accounts receivable, net....................................         (97)           27
             Inventories.................................................         (63)           77
             Other current assets........................................         823             8
             Other assets, net...........................................         276           258
         Increase (decrease) in:
             Accounts payable............................................         183          (388)
             Accrued liabilities.........................................      (3,743)       (1,768)
             Deferred revenues...........................................         259           292
             Deferred lease obligations..................................         136           126
                                                                             --------     ---------
                Net cash (used in) operating activities..................      (3,678)       (1,185)

Cash flows from (used in) investing activities:
         Capital expenditures............................................        (477)         (455)
         (Increase) decrease in restricted cash..........................          51           (15)
                                                                             --------     ----------
                Net cash (used in) investing activities..................        (426)         (470)

Cash flows provided by (used in) financing activities:
         Proceeds from issuance of Preferred Stock - net of costs........       6,107            --
         Repayments of notes payable and equipment financing loans.......        (644)         (124)
                                                                             ---------    ----------
                Net cash provided by (used in) financing activities......       5,463          (124)

Cash flows from (used in) discontinued operations:
         Capital expenditures............................................        (517)         (110)
         Net cash from operating activities..............................         300           325
                                                                             --------     ---------
                Net cash provided by (used in) discontinued operations...        (217)          215
                                                                             ---------    ---------
                Net increase (decrease) in cash and cash equivalents.....       1,142        (1,564)
Cash and cash equivalents at beginning of period.........................       1,932         7,559
                                                                             --------     ---------
Cash and cash equivalents at end of period...............................    $  3,074     $   5,995
                                                                             ========     =========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest........................    $  6,092     $   6,048
                                                                             ========     =========
         Cash paid during the period for income taxes....................    $    465     $     195
                                                                             ========     =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2004 and March 31, 2005
                                   (Unaudited)

1. Basis of Presentation

     The unaudited, condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004, consolidated financial statements and notes thereto included in the
Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2005, are not necessarily indicative of the results for the fiscal year ending December 31, 2005.

     In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required to be repaid as a result of the disposal transactions. On February 8, 2005, the Company entered into a formal letter of intent to sell six of its nine sports and fitness Clubs (See Note 5). The proceeds of $65.0 million from the proposed sale are required to be used to repay a portion of the $100.0 million of Senior Secured Notes. Accordingly the Company has allocated to discontinued operations 65.0% of the interest associated with the Senior Secured Notes. For the three months ended March 31, 2004 and 2005, the amount of interest allocated to discontinued operations was $2,011,000.

2. Reclassification and Restatement

2004 Reclassification and Restatement

     Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, governs the Company's accounting for lease transactions. During the first quarter of 2005, the Company determined that it was not properly accounting for leasehold improvements that were funded by landlord allowances. SFAS No. 13 requires that such improvements be recognized as assets and amortized over the term of the lease and that the landlord allowance incentive should be recorded as deferred rent and recognized, also over the term of the lease, as a reduction of rent expense. Previously the Company netted the deferred rent against the leasehold improvements. The first quarter 2004 condensed consolidated financial statements have been adjusted to reflect this reclassification.

     The condensed consolidated statement of operations for the quarter ended March 31, 2004 has also been reclassified to increase depreciation and amortization expense and to decrease rent expense by the same amount. There has been no change to net income (loss).

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

     A reclassified restated condensed consolidated statement of operations for the quarter ended March 31, 2004, is presented below. The amounts are in thousands, except per share amounts:


                                                                                  Condensed Consolidated
                                                                                  Statement of Operations
                                                                              Three Months Ended March 31, 2004
                                                                              ---------------------------------
                                                          As        Initiation                Discontinued                    As
                                                       Reported        Fees      SFAS No. 13   Operations    Reformat      Restated
                                                       --------        ----      -----------   ----------    --------      --------
Revenues:
    Membership revenues...............................$   35,921   $       --    $      --    $  (15,860)   $  (12,974)  $   7,087
    Products and services.............................        --          (500)         --        (8,613)       12,704       3,591
    Management fees...................................        --           --           --           (70)           70          --
    Reimbursed costs..................................     1,257           --           --        (1,257)           --          --
                                                      ----------   ----------    ---------    -----------   ----------   ---------
         Total revenue................................    37,178          (500)         --       (25,800)         (200)     10,678

Operating expenses:
    Direct............................................    30,042           --           --            --       (30,042)         --
    Reimbursed costs..................................     1,257           --           --        (1,257)           --          --
    Club operating costs..............................        --          (300)       (597)      (14,984)       20,185       4,304
    Cost of products and services.....................        --           --           --        (6,868)        9,857       2,989
    Selling and marketing.............................     1,531           --           --        (1,094)           --         437
    General and administrative........................     2,046           --           --           (61)           --       1,985
    Pre-opening expenses..............................        46           --           --            --            --          46
    Depreciation and amortization.....................     3,172           --          597        (2,687)           --       1,082
    Non-recurring items...............................     1,104           --           --            --            --       1,104
                                                      ----------   ----------    ---------    ----------    ----------   ---------
         Total operating expenses.....................    39,198          (300)         --       (26,951)           --      11,947
                                                      ----------   ------------  ---------    -----------   ----------   ---------
             Income (loss) from operations............    (2,020)         (200)         --         1,151          (200)     (1,269)

Other income (expense):
    Interest, net.....................................    (3,688)          --           --         2,049            --      (1,639)
    Minority interests................................       (38)          --           --            --            --         (38)
                                                      -----------  ----------    ---------    ----------    ----------   ----------
         Loss before income taxes and loss from
         discontinued operations......................    (5,746)         (200)         --         3,200          (200)     (2,946)

Provision (benefit) for income taxes..................       168           --           --          (168)           --          --
                                                      ----------   ----------    ---------    -----------   ----------   ---------

Loss before loss from discontinued operations.........    (5,914)        (200)          --         3,368          (200)     (2,946)

Loss from discontinued operations.....................        --           --           --            --        (3,368)     (3,368)
                                                          ------   ----------    ---------    ----------    -----------  ----------

         Net loss.....................................    (5,914)         (200)         --         3,368        (3,568)     (6,314)

Dividends on Preferred Stock..........................       381           --           --            --            --         381
                                                      ----------   ----------    ---------    ----------    ----------    ---------
        Net loss attributable to common stockholders..$   (6,295)  $      (200)  $      --    $    3,368    $   (3,568)  $  (6,695)
                                                      ===========  ============  =========    ==========    ===========  ==========

Net income (loss) per share attributable to common
stockholders - basic and diluted:
     Discontinued operations......................... $       --                                                         $   (0.18)
     Continuing operations...........................      (0.34)                                                            (0.18)
                                                      -----------                                                        ----------
         Net Income (loss) per share................. $    (0.34)                                                        $   (0.36)
                                                      ===========                                                        ==========


Weighted average number of common shares outstanding:
    Basic and diluted.................................    18,565                                                            18,565
                                                      ==========                                                          =========

2005 Restatement

     The March 31, 2005 condensed consolidated operating statement has been restated from the statement presented in the Form 10-Q filed on September 30, 2005. The Company had previously recorded $998,000 of depreciation expense through March 2005 related to assets held for sale. The Company has since determined that the provision for deprecation expense on these assets should have stopped in December 2004. Accordingly, the accompanying March 31, 2005 financial statements have been restated to eliminate this expense. The impact of this restatement was to increase income from discontinued operations and to reduce the net loss by $998,000 ($.05 per basic and diluted share).

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

                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                   2004                 2005
                                                                   ----                 ----
                                                            (in thousands, except per share data)
Net loss attributable to common
  stockholders, as reported...............................  $     (6,695)       $      (1,737)

Stock-based employee compensation expense
  included in reported net loss...........................         --                      --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards..........................................           (93)                  --
                                                            -------------       -------------

Pro Forma net loss attributable to
  Common stockholders.....................................  $     (6,788)       $      (1,737)
                                                            =============       ==============

Net loss per share as reported basic and
  diluted.................................................  $      (0.36)       $       (0.09)
                                                            =============       ==============

Pro Forma  net loss per share basic and diluted             $      (0.36)       $       (0.09)
                                                            =============       ==============

4. Liquidity/Going Concern

     The Company has experienced recurring net losses of $22.7 million, $18.4 million and $20.8 million during the years ended December 31, 2002, 2003 and 2004, respectively, and $1.2 million during the three months ended March 31, 2005. The Company has also experienced net cash flows used in operating activities (both continuing and discontinued operations) of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. During 2004 the Company experienced net cash flows from operating activities of $1.7 million. Additionally, the Company may suffer a significant loss during the year ending December 31, 2005. On March 15, 2006, the Company is required to repay its $100.0 million Senior Secured Notes (See
Note 7). In the past the Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows in relation to the Company's debt obligations raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to satisfy the interest and principal obligation of its Senior Secured Notes. The Company's March 15, 2005 and September 15, 2005 interest payments were made using cash balances on hand. In order to satisfy the $105.6 million principal and interest payment due on March 15, 2006, the Company will be required to either issue new equity securities, refinance all or a portion of the Senior Secured Notes, or sell certain assets.

     In order to generate funds for the March 2006 payment, the Company entered into a letter of intent on February 8, 2005 to sell six of its nine sports and fitness Clubs for $65.0 million to an affiliate of a significant shareholder. The Company continues to negotiate this transaction and believes that it is probable that the transaction will be completed, however, there can be no assurance that the transaction will be completed. Proceeds from this transaction will be used to reduce the Senior Secured Notes. In addition, the Company is also seeking to refinance its West Los Angeles property to generate funds to retire the remainder of the Senior Secured Notes.

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

5. Sale of Assets

     In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness complexes to an affiliate of Millennium Partners ("Millennium") for $65.0 million. Millennium is the Company's largest stockholder and is the landlord at four of these Clubs. The Clubs to be sold include three facilities located in New York City, and single Clubs in Boston, Massachusetts, Washington D.C. and San Francisco, California. In addition, the management agreement for the Club in Miami, Florida will be assigned to Millennium. Based on the following (i) the Company has $100 million of term loans which are due in March 2006, (ii) Millennium is the landlord at four of the Clubs which are part of this transaction and they are the owner of the Club in Miami and therefore have an interest in these Clubs and
(iii) Millennium has representation of the Board of Directors and has access to the financial information relating to these Clubs, the Company concluded that, as of December 31, 2004, the sale was probable and is expected to occur prior to December 31, 2005. On February 8, 2005, the Company entered into a formal letter of intent with Millennium. Accordingly, the Company reported the assets of the Clubs as held for sale, the liabilities as liabilities relating to assets held for sale and operations of the Clubs as discontinued operations in accordance with SFAS No. 144.

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

     The operating results of the six Clubs to be sold and SportsMed facilities have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. Summarized financial data for these locations are as follows:


                                                       Statements of Operations
                                                    Three Months Ended March 31,
                                                          2004            2005
                                                          ----            ----
                                                           (in thousands)
Revenues:
    Membership revenues............................. $   15,860     $    16,550
    Products and services...........................      8,613           8,422
    Management fees.................................         70              92
    Reimbursed costs................................      1,257           1,450
                                                     ----------     -----------
       Total revenue................................     25,800          26,514

Operating, expenses:
    Club operating costs............................     14,984          14,922
    Costs of products and services..................      6,868           6,608
    Selling and marketing...........................      1,094             873
    General and administrative......................         61              58
    Depreciation and amortization...................      2,687              --
    Reimbursed costs................................      1,257           1,450
                                                     ----------     -----------
       Total operating expenses.....................     26,951          23,911
                                                     ----------     -----------
          Income (loss) from operations.............     (1,151)          2,603

Other income (expense):
    Interest, net...................................     (2,049)         (2,008)
    Minority interests..............................         --            (331)
                                                     ----------     ------------

          Income (loss) before income taxes.........     (3,200)            264

Provision for income taxes..........................        168             151
                                                     ----------     -----------
          Income (loss) from discontinued operations $   (3,368)    $       113
                                                     ===========    ===========


     Assets and liabilities related to assets held for sale consist of the following at:

                                                                       December 31,            March 31,
                                                                           2004                   2005
                                                                           ----                   ----
                                                                                  (in thousands)
Assets held for sale:
   Accounts receivable, net of allowance for doubtful accounts ..     $      1,320          $       1,120
   Inventories...................................................              442                    444
   Prepaid expenses..............................................              433                    258
   Property and equipment, net...................................          141,015                141,128
   Other assets..................................................              198                    200
                                                                      ------------      -----------------
       Total assets held for sale................................     $    143,408          $     143,150
                                                                      ============      =================
Liabilities related to assets held for sale:
   Accrued liabilities...........................................     $      3,354          $       2,869
   Deferred revenues.............................................           15,178                 15,695
   Deferred lease obligations....................................           65,774                 65,254
   Minority interest.............................................              863                  1,194
                                                                      ------------      -----------------
       Total liabilities related to assets held for sale.........     $     85,169          $      85,012
                                                                      ============      =================

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

7. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:

                                                December 31,           March 31,
                                                    2004                 2005
                                                    ----                 ----
                                                          (in thousands)

        Senior secured notes (a)...........  $      100,000       $      100,000
        Mortgage note (b)..................          19,550               19,470
        Equipment financing loans (c)......             180                  136
                                             --------------       --------------
                                                    119,730              119,606
        Less current installments..........          65,444              100,411
                                             --------------       --------------
                                             $       54,286       $       19,195
                                             ==============       ==============

         ---------

          (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of March 31, 2005, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Secured Notes may be repaid at any time at par.

               The Company has classified $65.0 million of the Senior Secured Notes as a current liability as of December 31, 2004 because the Company expects to complete a transaction to sell six of its Clubs for $65.0 million (See Note 5) before December 31, 2005 and the Indenture requires that the proceeds from that transaction retire a portion of the outstanding Senior Secured Notes. If for any reason the Company were to be in default under any covenants or requirements of the Indenture, the entire amount would be immediately due and payable.

               If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At December 31, 2004, the estimated fair value of the Senior Secured Notes was $94.0 million.

               The Company did not file its 2004 annual report on Form 10-K or its March 31, 2005 quarterly report on Form 10-Q with the Securities and Exchange Commission on a timely basis and therefore violated one of the provisions of the Indenture Agreement. The trustee for the bondholders granted a waiver of this provision to the Company and extended the allowable filing date to September 30, 2005 in exchange for a $250,000 consent fee. The Company filed the required reports with the Securities and Exchange Commission on September 30, 2005.

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

10. Consolidated Statements of Operations

     Total revenue and total operating expenses consist of the following:

                                                 Three Months Ended March 31,
                                                  2004                  2005
                                                  ----                  ----
                                                          (in thousands)
Revenues:
     Membership revenues:
       Monthly dues......................... $     6,497           $   7,187
       Initiation fees......................         429                 510
       Other................................         161                 140
                                             -----------           ---------
        Total membership revenues...........       7,087               7,837
                                             -----------           ---------
     Products and Services:
       Private training.....................       1,807               1,925
       Food and beverage....................         827                 913
       Spa services.........................         374                 492
       Physical therapy.....................         444                 314
       Other................................         139                 170
                                             -----------           ---------
        Total products and services.........       3,591               3,814
                                             -----------           ---------
Total revenue............................... $    10,678           $  11,651
                                             ===========           =========

Operating expenses:
     Club operating costs:
       Payroll and benefits................. $     2,111           $   2,182
       Rent.................................         469                 464
       Other operating costs................       1,724               1,785
                                             -----------           ---------
        Total Club operating costs..........       4,304               4,431
                                             -----------           ---------
     Costs of products and services:
       Private training.....................       1,514               1,690
       Food & beverage......................         862                 846
       Spa services.........................         360                 442
       Physical therapy.....................         239                 217
       Other................................          14                  23
                                             -----------           ---------
        Total cost of products and services.       2,989               3,218
                                             -----------           ---------
     Sales and marketing....................         437                 418
     General and administrative.............       1,985               2,048
     Pre-opening............................          46                  --
     Depreciation and amortization..........       1,082               1,224
     Non-recurring items....................       1,104                  --
                                             -----------           ---------
Total operating expenses.................... $    11,947           $  11,339
                                             ===========           =========

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

                                                  December 31,        March 31,
                                                      2004              2005
                                                      ----              ----
Initial fair value, sale price of $10,500
     less costs to issue of $592................ $         9,908  $       9,908
Redemption value accretion......................             240            261
Accrued and unpaid dividends accretion..........           2,648          2,885
                                                 ---------------  -------------
    Total carrying value........................ $        12,796  $      13,054
                                                 ===============  =============

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

     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and March 31, 2005, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                     December 31,     March 31,
                                                        2004            2005
                                                        ----            ----
      Initial fair value.........................$         5,000 $       5,000
      Accrued and unpaid dividend accretion......          1,040         1,151
                                                 --------------- -------------
      Total carrying value.......................$         6,040 $       6,151
                                                 =============== =============

14. Series D Convertible Preferred Stock

     On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $428,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company's principal shareholders. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At March 31, 2005, the Series D Preferred, including accrued dividends of $616,000 was convertible into 3,558,000 shares of Common Stock. Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible
Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and March 31, 2005, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

                                              December 31,          March 31,
                                                  2004                 2005
                                                  ----                 ----
     Initial fair value......................$         6,500    $      6,500
     Issuance costs..........................           (428)           (428)
     Accrued and unpaid dividend accretion...            471             616
                                             ---------------    ------------
     Total carrying value....................$         6,543    $      6,688
                                             ===============    ============

15. Series E Redeemable Preferred Stock

     On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Redeemable Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Preferred Stock ("Series E Preferred") at a price of $100 per share. The Series E Preferred was purchased by three of the Company's principal shareholders consisting of Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla. Dividends accrue at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred. The Series E Preferred is not convertible into shares of the Company's Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company's stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred may demand that the Company redeem all the shares of the Series E Preferred by paying the redemption price in cash to each holder of the Series E Preferred. Dividends are accrued on the Series E Preferred with any unpaid dividends included in accrued liabilities on the accompanying condensed consolidated balance sheet.

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

     We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over the average life of a membership based upon historical data for each individual Club. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 37.9% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 23.8% is well below the normal in the industry.

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

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which the Company receives initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, "Revenue Arrangement with Multiple Elements," the Company determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over the average membership life. Effective in the second quarter of 2005, the Company will start amortizing initiation fees over the membership lives of each individual Club based on each individual Clubs respective average membership life. Such average basis range from two and a half years to five years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last months' dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized based upon the estimated amount to be collected.

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

     Lease Accounting. We record rent expense on facilities under operating leases. The aggregate rental obligation is expensed on a straight line basis over the lease term, commencing with the date when we take possession of the property. If the lease imposes a significant economic penalty not to renew an option period, we use the initial period plus the option period as the lease term. Rent incurred before the facility is ready for use is capitalized as leasehold improvements.

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

     Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We performed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. We are also required to evaluate goodwill on an annual basis or when events require us to reevaluate our goodwill. We performed the analysis as of December 31, 2004 and determined that our remaining goodwill was not impaired. No events occurred in the three months ended March 31, 2005 that required the Company to reevaluate its goodwill.

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

Results of Operations

     Several reclassifications and restatements have been made to the condensed consolidated statement of operations for the three months ended March 31, 2004 as discussed in Note 2 to the condensed consolidated financial statement. The following discussion that compares our results of operations for the three months ended March 31, 2005 to March 31, 2004 is after consideration of such reclassifications and restatements.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004.

     Our total revenue from continuing operations for the three months ended March 31, 2005, was $11.7 million, compared to $10.7 million for the same period in 2004, an increase of $1.0 million or 9.1%. Revenue increased by $740,000 as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $363,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues. The Spa at The Sports Club/LA - Los Angeles was closed for remodeling during part of 2004. There was a decrease in revenue of $130,000 at our two SportsMed locations primarily due to decreased patient visits.

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

     Our depreciation and amortization expenses were $1.2 million for the three months ended March 31, 2005, versus $1.1 million for the same period in 2004, an increase of $142,000 or 13.1%. Depreciation and amortization expenses increased by $24,000, primarily due to capital additions made at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County during 2004 and 2005. Depreciation increased by $118,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period of the corporate office fixed assets from their original estimated useful lives to the projected move date of December 31, 2005.

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

     Our income from discontinued operations was $113,000 for the three months ended March 31, 2005, versus a loss of $3.4 million for the same period in 2004, an increase of $3.5 million. Our net loss from discontinued operations decreased by $2.7 million because we discontinued depreciation on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets once they are classified as held for sale. Our net loss from discontinued operations decreased by $511,000 due to a decrease in selling and marketing costs and costs of products and services. Our loss from discontinued operations decreased by $614,000 due to increased revenues as a result of an increase in membership and to increases in dues and ancillary services rates. Our loss from discontinued operations increased by $331,000 as a result of the recording of a minority interest expense during the three months ended March 31, 2005, related to The Reebok Sports Club/NY.

     After the loss from discontinued operations and dividends on preferred stock of $493,000 during the three months ended March 31, 2005 and $381,000 during the three months ended March 31, 2004, our consolidated net loss attributable to common stockholders was $1.7 million, or $0.09 per basic and diluted share for the three months ended March 31, 2005, versus a loss of $6.7 million, or $0.36 per basic and diluted share for the three months ended March 31, 2004.

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

Investing Activities

     Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our Clubs, including costs to complete construction of The Sports Club/LA
- Beverly Hills were $4.1 million in 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities.

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

Financing Activities

     On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes (the "Senior Secured Notes") due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the "Indenture"). The Senior Secured Notes are secured by substantially all of our assets, other than certain excluded assets. The Indenture includes certain covenants that restrict our ability to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture $ 11,375 also limits our ability to: (i) enter into transactions with affiliates;
(ii) create liens on or sell certain assets; and (iii) enter into mergers and consolidations. The Indenture requires us to make an offer to retire the Senior Secured Notes if the net proceeds of any asset sale are not reinvested in assets related to our business, unless the remaining net proceeds are less than $10.0 million. The Indenture requires us to make semi-annual interest payments of $5.7 million on March 15th and September 15th of each year.

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

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through March 31, 2006, are estimated to be as follows (amounts in thousands):

          Indenture interest...................................... $      11,375
          Information system upgrades.............................           600
          Principal payments on long-term debt....................       100,411
                                                                   -------------
                                                                   $     112,386
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

     The fair value of our financial instruments as of March 31, 2005 is estimated as follows (in thousands):

             Senior Secured Notes.....................   $             94,000
             First Mortgage Note......................                 19,500
                                                         --------------------
                                                         $            113,500
                                                         ====================


ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements. Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of certain material weaknesses in our controls and procedures described below, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described below, we are taking steps to remediate the deficiencies in our control over the financial reporting process.

     In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2003, KPMG LLP ("KPMG") noted a matter involving our internal controls that it considered to be a "reportable condition," as defined under standards established by the American Institute of Certified Public Accountants. In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2004, Stonefield Josephson, Inc. ("Stonefield") also noted a matter involving our internal controls that it considered to be a "reportable condition." A "reportable condition," which may or may not be deemed a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in the auditor's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

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

     The reportable condition, that Stonefield considered to be a material weakness, was that the Company was unable to process its financial information and present financial statements within a timely fashion. Stonefield's observation was summarized in its letter dated September 30, 2005 to the Audit Committee of the Board of Directors.

     In connection with the completion of the 2003 audit, the Company's accounting personnel worked with, and considered the recommendations of, KPMG in accounting for private training revenues, goodwill, management fees and dividend accrual on our Series C Convertible Preferred Stock. They conducted detailed validation work on these accounts to substantiate the accuracy of the financial information and related disclosures contained in our Form 10-K. The accounting personnel reviewed the requirements of Financial Accounting Standards No. 142 to understand the methodology underlying the accounting treatment of goodwill and continue to monitor any new developments or changes in accounting treatment or policies for these assets to ensure that they are accurately disclosed in our financial statements.

     In December 2004, the Company received a comment letter relating to the Company's Form 10-K/A for the year ended December 31, 2003 and Form 10-Q for the quarter ended September 30, 2004 from the staff of the SEC. One of the issues dealt with accounting for initiation fees under the provision of Emerging Issues Task Force ("EITF") No. 00-21. The eventual resolution of this issue contributed to the untimely filing of the Company's financial statements for the year ended December 31, 2004 and quarterly periods ended March 31, 2005 and June 30, 2005.

     The Audit Committee has authorized and directed management to devise and implement actions to address these deficiencies and to enhance the reliability and effectiveness of the Company's internal controls over financial reporting and to provide reasonable assurance that our disclosure controls and procedures allow for the accurate presentation and timely filing of our financial statements. The Company's accounting personnel have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002, and have consulted with the Company's outside counsel with respect to those obligations. We are now performing regular analyses of revenues attributable to private training and management fees. In addition, our accounting personnel have determined that if there should occur any changes in existing accounting rules or policies, or if accounting principles are adopted, which apply to the Company's financial accounts (particularly with respect to the manner in which private training revenues, management fees, goodwill and dividend accrual is accounted for), such matters will be brought to the attention of our independent auditor and, if necessary, outside counsel to ensure that all required disclosures are accurate and complete and are made in a timely fashion. We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures, which we believe will address the conditions identified by our auditors as a material weakness, including the following:

     o engaging an accounting or financial consulting firm (other than the Company's independent auditor) to consult with the Company on accounting issues, including the interpretation of new accounting rules and releases promulgated by the SEC, the Financial Accounting Standards Board and other organizations, and the application of accounting principles to new transactions in which the Company engages;

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

     (b) Changes in internal controls.

     During the reporting period, the following changes occurred in the Company's internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting:

     o the Company has worked with an accounting firm (other than Company's independent auditor) to consult with on accounting issues;

     o the Company has reviewed new accounting pronouncements to determine the applicability to the Company;

     o the Company has subscribed to professional publications that discuss new accounting rules and regulations.

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




                                   THE SPORTS CLUB COMPANY, INC.


Date: October 13, 2005             by    /s/ Rex A. Licklider
                                         ---------------------------------------
                                         Rex A. Licklider
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: October 13, 2005             by    /s/ Timothy M. O'Brien
                                         ---------------------------------------
                                         Timothy M. O'Brien
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Dated, October 13, 2005

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated, October 13, 2005

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                   EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q/A for the period ended March 31, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

              (i) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (ii) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Rex A. Licklider
--------------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
October 13, 2005

                                                                   EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q/A for the period ended March 31, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

              (i) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (ii) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Timothy O'Brien
--------------------------------------
The Sports Club Company, Inc.
Chief Financial Officer
October 13, 2005