Form 10-Q/A
period 2005-06-30
SPORTS CLUB CO INC
filed 2005-10-14
CIK 924373

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

                                                          Shares
                                                      Outstanding at
                 Class                              September 30, 2005
   ----------------------------------       -----------------------------------
             Common Stock,                              19,315,262
       par value $.01 per share

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Quarterly Report of The Sports Club Company, Inc. on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission (the "SEC") on September 30, 2005 (the "Original Filing") is being filed as required by Regulation S-X promulgated under the Securities Exchange Act of 1934.

Since the Original Filing, we have determined that our depreciation expense from our discontinued operations has been overstated by $1,149,000 for the six months ended June 30, 2005. Therefore, the accompanying condensed consolidated financial statements reflect a reduction in our loss from discontinued operations and net loss of $1,149,000. Several other drafting changes have been made in the Form 10-Q/A to improve the disclosure.

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

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 2004 and June 30, 2005
                    (in thousands, except per share amounts)

                                         ASSETS                                                           Restated
                                                                                           December 31,    June 30,
                                                                                               2004          2005
                                                                                               ----          ----
                                                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents..........................................................    $   7,559     $   8,894
    Accounts receivable, net of allowance for doubtful accounts of $396 and $399 at
      December 31, 2004 and June 30, 2005, respectively................................        2,030         1,692
    Inventories........................................................................          662           651
    Prepaid expenses...................................................................          993           758
    Assets held for sale...............................................................      143,408       143,742
                                                                                           ---------     ---------
         Total current assets..........................................................      154,652       155,737

Property and equipment, net............................................................       63,622        61,785
Goodwill...............................................................................        7,315         7,315
Restricted cash........................................................................        3,403         3,438
Other assets...........................................................................        2,550         1,805
                                                                                           ---------     ---------
                                                                                           $ 231,542     $ 230,080
                                                                                           =========     =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $  65,444    $ 100,389
    Accounts payable...................................................................         2,040        1,577
    Accrued liabilities................................................................         9,481        9,449
    Deferred revenues..................................................................         6,013        6,522
    Liabilities related to assets held for sale........................................        85,169       85,091
                                                                                            ---------    ---------
         Total current liabilities.....................................................       168,147      203,028

Notes payable and equipment financing loans, less current installments.................        54,286       19,103
Deferred lease obligations.............................................................         2,354        2,599
Deferred revenues......................................................................           617          442
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       226,004      225,772

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding (liquidation preference of $13,148 and $13,622
    at December 31, 2004 and June 30, 2005,  respectively).............................        12,796       13,313
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued
    and outstanding....................................................................         2,000        2,000

Stockholders' equity (deficit):
    Preferred Stock, $.01 par value, 899,500 shares authorized; no shares issued or
      outstanding......................................................................            --           --
    Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $6,040 and $6,263 at December 31,
      2004 and June 30, 2005, respectively)............................................         6,040        6,263
    Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized, issued and outstanding (liquidation preference of $6,971 and $7,262 at December 31,
      2004 and June 30, 2005, respectively)............................................         6,543        6,834
    Common Stock, $.01 par value, 40,000,000 shares authorized;
      21,074,717 shares issued ........................................................           211          211
    Additional paid-in capital.........................................................        98,392       97,362
    Accumulated deficit................................................................     (106,974)    (108,521)
    Treasury Stock, at cost, 2,097,079 and 1,924,401 shares at
      December 31, 2004 and June 30, 2005, respectively................................      (13,470)     (13,154)
                                                                                            ---------    ---------
         Total Stockholders' equity (deficit)..........................................       (9,258)     (11,005)
                                                                                            ---------    ---------
                                                                                            $ 231,542    $ 230,080
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
                                   (unaudited)


                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                                     2004           2005           2004            2005
                                                                     ----           ----           ----            ----
                                                                  (Restated)     (Restated)     (Restated)      (Restated)
Revenues:
    Membership revenues.......................................  $     7,291     $     8,091    $    14,378    $     15,928
    Products and services.....................................        3,625           3,979          7,216           7,793
                                                                -----------     -----------    -----------    ------------
         Total revenue........................................       10,916          12,070         21,594          23,721

Operating expenses:
    Club operating costs......................................        4,315           4,343          8,619           8,774
    Cost of products and services.............................        3,224           3,387          6,213           6,605
    Selling and marketing.....................................          350             247            787             665
    General and administrative................................        2,146           1,995          4,131           4,043
    Pre-opening expenses......................................           --              --             46              --
    Depreciation and amortization.............................        1,073           1,279          2,155           2,503
    Non-recurring items.......................................           --              --          1,104              --
                                                                -----------     -----------    -----------    ------------
         Total operating expenses.............................       11,108          11,251         23,055          22,590
                                                                -----------     -----------    -----------    ------------
             Income (loss) from operations....................        (192)             819         (1,461)          1,131

Other income (expense):
    Interest, net.............................................       (1,639)         (1,629)        (3,278)         (3,261)
    Minority interests........................................          (37)            (37)           (75)            (74)
                                                                ------------    ------------   ------------   -------------
           Loss from continuing operations before income
           taxes and income (loss) from discontinued
           operations.........................................       (1,868)           (847)        (4,814)         (2,204)

Provision (benefit) for income taxes..........................            --              --             --              --
                                                                ------------    ------------   ------------   -------------

           Loss from continuing operations before income
           (loss) from discontinued operations................       (1,868)           (847)        (4,814)         (2,204)

Income (loss) from discontinued operations....................       (2,840)             545        (6,208)            658
                                                                ------------    ------------   ------------   ------------
           Net loss...........................................       (4,708)           (302)       (11,022)         (1,546)

Dividends on Preferred Stock..................................          495             495            876             988
                                                                -----------     -----------    -----------    ------------

           Net income (loss) attributable to common
           stockholders.......................................  $    (5,203)    $      (797)   $   (11,898)   $     (2,534)
                                                                ============    ============   ============   =============

Net income (loss) per share attributable to common stockholders - basic and diluted:
     Discontinued operations.................................   $     (0.15)    $       0.03   $     (0.33)   $       0.04
     Continuing operations....................................        (0.13)           (0.07)        (0.31)          (0.17)
                                                                ------------    -------------  ------------   -------------
         Net income (loss) per share..........................  $     (0.28)    $      (0.04)  $     (0.64)   $      (0.13)
                                                                ============    =============  ============   =============


Weighted average number of common shares outstanding:
    Basic and diluted.........................................       18,697          19,150         18,631          19,141
                                                                ===========     ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2005
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                                2004         2005
                                                                                ----         ----
                                                                             (Restated)   (Restated)
Cash flows provided from (used in) operating activities:
    Net income (loss)....................................................    $ (11,022)   $ (1,546)
    Adjustments to reconcile net income (loss) to cash used in operating activities:
         (Income) loss from discontinued operations......................        6,208        (658)
         Depreciation and amortization...................................        2,155       2,503
         Related party costs settled with common stock...................          711         316
         Minority interests expense......................................           75          74
         Distributions to minority interests.............................          (75)        (74)
         (Increase) decrease in:
             Accounts receivable, net....................................          (73)        338
             Inventories.................................................          (19)         11
             Other current assets........................................          888         235
             Other assets, net...........................................        1,179         745
         Increase (decrease) in:
             Accounts payable............................................          (79)       (463)
             Accrued liabilities.........................................       (1,575)        (32)
             Deferred revenues...........................................          431         334
             Deferred lease obligations..................................          266         245
                                                                             ---------    --------
                Net cash provided from (used in) operating activities....         (930)      2,028

Cash flows (used in) investing activities:
         Capital expenditures............................................       (1,688)       (666)
         (Increase) decrease in restricted cash..........................           51         (35)
                                                                             ---------    ---------
                Net cash (used in) investing activities..................       (1,637)       (701)

Cash flows provided from (used in) financing activities:
         Proceeds from issuance of Preferred Stock - net of costs........        6,072          --
         Repayments of notes payable and equipment financing loans.......       (1,227)       (238)
                                                                             ----------   ---------
                Net cash provided from (used in) financing activities....        4,845        (238)

Cash flows provided from (used in) discontinued operations:
         Capital expenditures............................................         (668)       (391)
         Net cash from operating activities..............................          181         637
                                                                             ---------    --------
                Net cash provided from (used in) discontinued operations.         (487)        246
                                                                             ----------   --------
                Net increase (decrease) in cash and cash equivalents.....        1,791       1,335
Cash and cash equivalents at beginning of period.........................        1,932       7,559
                                                                             ---------    --------
Cash and cash equivalents at end of period...............................    $   3,723    $  8,894
                                                                             =========    ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest........................    $  6,475     $  6,405
                                                                             ========     ========
         Cash paid during the period for income taxes....................    $    590     $    303
                                                                             ========     ========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2004 and June 30, 2005
                                   (Unaudited)

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

     The consolidated statements of operations for the three months and six months ended June 30, 2004, have also been reclassified to increase depreciation and amortization expense and to decrease rent expense by the same amount for each period. There has been no change to net income (loss) as a result of this reclassification.

     Certain reclassifications have also been made to the 2004 consolidated financial statements to reflect various assets and liabilities now held for sale and to report the results of operations associated with those assets as discontinued operations (See Note 5). The consolidated statements of operations have also been reformatted to breakout product and services revenues and expenses.

     The Company has also restated its June 30, 2004 operating statement to more properly account for initiation fees. During the six months ended June 30, 2004, the Company recognized a portion of its membership initiation fess as private training revenue since members were granted the opportunity to utilize private training at no charge. In the fourth quarter of 2004, the Company determined it was more appropriate to record this revenue as initiation fees and amortize it over the estimated membership life. Accordingly, the operating statements for the periods ended June 30, 2004 have been restated.

     A reclassified restated condensed consolidated statement of operations for the three months and six months ended June 30, 2004, reflecting the above reclassifications is presented below. The amounts are in thousands, except per share amounts:


                                                                           Condensed Consolidated Statement of Operations
                                                                                 Three Months Ended June 30, 2004
                                                                                 --------------------------------
                                                             As        Initiation               Discontinued                 As
                                                          Reported        Fees      SFAS No. 13  Operations    Reformat   Restated
                                                          --------        ----      -----------  ----------    --------   --------
Revenues:
    Membership revenues...............................  $    36,486    $       --   $       --  $    (16,067) $(13,128) $     7,291
    Reimbursed costs..................................        1,246            --           --        (1,246)        --          --
    Products and services.............................           --          (600)          --        (8,828)    13,053       3,625
    Management fees...................................           --            --           --           (75)        75          --
                                                        -----------    ----------   ----------  ------------- --------- -----------
         Total revenue................................       37,732          (600)          --       (26,216)        --      10,916

Operating expenses:
    Direct............................................       29,830            --           --           --     (29,830)         --
    Reimbursed costs..................................        1,246            --           --        (1,246)        --          --
    Club operating costs..............................           --          (200)        (598)     (14,534)     19,647       4,315
    Cost of products and services.....................           --            --           --       (6,959)     10,183       3,224
    Selling and marketing.............................        1,267            --           --          (917)        --         350
    General and administrative........................        2,206            --           --           (60)        --       2,146
    Pre-opening expenses..............................           --            --           --            --         --          --
    Depreciation and amortization.....................        3,168            --          598        (2,693)        --       1,073
                                                        -----------    ----------   ----------  ------------- --------- -----------
         Total operating expenses.....................       37,717          (200)          --       (26,409)        --      11,108
                                                        -----------    -----------  ----------  ------------- --------- -----------
             Income (loss) from operations............           15          (400)          --           193         --        (192)

Other income (expense):
    Interest, net.....................................       (3,672)           --           --         2,033         --      (1,639)
    Minority interests................................         (479)           --           --           442         --         (37)
    Non-recurring items...............................           --            --           --            --         --          --
                                                        -----------    ----------   ----------  ------------  --------- -----------
           Income (loss) before income taxes and loss
           from discontinued operations...............       (4,136)          (400)         --         2,668         --      (1,868)

Provision (benefit) for income taxes..................          172            --           --          (172)        --          --
                                                        -----------    ----------   ----------  ------------- --------- -----------
         Income (loss) before loss from
         discontinued operations......................       (4,308)         (400)          --         2,840         --      (1,868)

    Loss from discontinued operations.................           --            --           --        (2,840)        --      (2,840)
                                                        ------------   ------------ ----------  ------------- --------- ------------

         Net loss.....................................       (4,308)          (400)         --            --         --      (4,708)
                                                        ------------   ------------ ----------  ------------  --------- ------------

Dividends on Preferred Stock..........................          495            --           --            --         --         495
                                                        -----------    ----------   ----------  ------------  --------- -----------
         Net loss attributable to common stockholders.  $    (4,803)   $      (400) $       --  $         --  $      -- $    (5,203)
                                                        ============   ============ ==========  ============  ========= ============

Net loss per share attributable to common stockholders - basic and diluted:
     Discontinued operations..........................  $         --                                                    $     (0.15)
     Continuing operations............................        (0.26)                                                          (0.13)
                                                        ------------                                                    ------------
          Net income (loss) per share.................  $     (0.26)                                                    $     (0.28)
                                                         ===========                                                    ============


Weighted average number of common shares outstanding:
    Basic and diluted.................................       18,697                                                          18,697
                                                        ===========                                                     ===========




                                                                          Condensed Consolidated Statement of Operations
                                                                                  Six Months Ended June 30, 2004
                                                                                  ------------------------------
                                                                As     Initiation               Discontinued                As
                                                             Reported     Fees    SFAS No. 13    Operations  Reformat    Restated
                                                             --------     ----    -----------    ----------  --------    --------
Revenues:
    Membership revenues....................................$   72,407  $      --  $        --  $   (31,927) $  (26,102) $   14,378
    Products and services..................................        --     (1,200)          --      (17,541)      25,957      7,216
    Management fees........................................        --         --           --         (145)         145         --
    Reimbursed costs.......................................     2,503         --           --       (2,503)          --         --
                                                           ----------  ---------  -----------  ------------ ----------- ----------
         Total revenue.....................................    74,910     (1,200)          --      (52,116)          --     21,594

Operating expenses:
    Direct.................................................    59,872         --           --           --     (59,872)         --
    Club operating costs...................................        --       (400)      (1,195)     (29,618)      39,832      8,619
    Cost of products and services..........................        --         --           --      (13,827)      20,040      6,213
    Selling and marketing..................................     2,798         --           --       (2,011)          --        787
    General and administrative.............................     4,252         --           --         (121)          --      4,131
    Reimbursed costs.......................................     2,503         --           --       (2,503)          --         --
    Pre-opening expenses...................................        46         --           --           --           --         46
    Depreciation and amortization..........................     6,340         --        1,195       (5,380)          --      2,155
    Non-recurring items....................................     1,104         --           --           --           --      1,104
                                                           ----------  ---------  -----------  -----------  ----------- ----------
         Total operating expenses..........................    76,915       (400)          --      (53,460)          --     23,055
                                                           ----------  ---------- -----------  ------------ ----------- ----------
            Income (loss) from operations..................    (2,005)      (800)          --        1,344           --     (1,461)

Other income (expense):
    Interest, net..........................................    (7,360)        --           --        4,082           --     (3,278)
    Minority interests.....................................      (517)        --           --          442           --        (75)
                                                           ----------- ---------  -----------  -----------  ----------- -----------
            Loss before income taxes and loss from
            discontinued operations........................    (9,882)      (800)          --        5,868           --     (4,814)

Provision (benefit) for income taxes.......................       340         --           --         (340)          --         --
                                                           ----------  ---------  -----------  ------------ ----------- ----------

            Loss before loss from discontinued operations..   (10,222)      (800)          --        6,208           --     (4,814)

Loss from discontinued operations..........................        --         --           --       (6,208)          --     (6,208)
                                                           ----------  ---------  -----------  ------------ ----------- -----------

            Net loss.......................................   (10,222)      (800)          --           --           --    (11,022)

Dividends on Preferred Stock...............................       876         --           --           --           --        876
                                                           ----------  ---------  -----------  -----------  ----------- ----------
            Net loss attributable to common stockholders...$  (11,098) $    (800) $        --  $        --  $        -- $  (11,898)
                                                           =========== ========== ===========  ===========  =========== ===========

Net loss per share attributable to common stockholders
- basic and diluted:
     Discontinued operations...............................$       --                                                   $    (0.33)
     Continuing operations.................................     (0.60)                                                       (0.31)
                                                           -----------                                                  -----------
         Net income (loss) per share.......................$    (0.60)                                                  $    (0.64)
                                                           ===========                                                  ===========

Weighted average number of common shares outstanding:
    Basic and diluted......................................    18,631                                                       18,631
                                                           ==========                                                   ----------

2005 Restatement

     The June 30, 2005 condensed consolidated operating statement has been restated from the statement presented in the Form 10-Q filed on September 30, 2005. The Company had previously recorded $1,149,000 of depreciation expense through June 2005 related to assets held for sale. The Company has since determined that the provision for deprecation expense on these assets should have stopped in December 2004. Accordingly, the accompanying June 30, 2005 financial statements have been restated to eliminate this expense. The impact of this restatement was to increase income from discontinued operations and to reduce the net loss by $1,149,000 ($0.06 per basic and diluted share) for the six months ended June 30, 2005 and to increase income from discontinued operations and to reduce the net loss by $151,000 ($0.01 per basic and diluted share) for the three months ended June 30, 2005.

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


                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                       2004              2005            2004              2005
                                                       ----              ----            ----              ----
Net loss attributable to common
  stockholders, as reported.....................  $     (5,203)    $        (797)    $    (11,898)  $      (2,534)

Stock-based employee compensation expense
  included in reported net loss.................             --               --                --             --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards................................             --               --              (93)             --
                                                  -------------    -------------     -------------  -------------

Pro forma net loss attributable to
  Common stockholders...........................  $     (5,203)    $        (797)    $    (11,991)  $      (2,534)
                                                  =============    ==============    =============  ==============

Net loss per share as reported basic and
  diluted.......................................  $      (0.28)    $       (0.04)    $      (0.64)  $       (0.13)
                                                  =============    ==============    =============  ==============

Pro forma net loss per share basic and diluted    $      (0.28)    $       (0.04)    $      (0.64)  $       (0.13)
                                                  =============    ==============    =============  ==============

4. Liquidity/Going Concern

     The Company has experienced recurring net losses of $22.7 million, $18.4 million and $20.8 million during the years ended December 31, 2002, 2003 and 2004, respectively, and $2.5 million during the six months ended June 30, 2005. The Company has also experienced net cash flows used in operating activities (both continuing and discontinued operations) of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. During 2004 the Company experienced net cash flows from operating activities of $1.7 million. Additionally, the Company may suffer a significant loss during the year ending December 31, 2005. On March 15, 2006, the Company is required to repay its $100.0 million Senior Secured Notes (See Note 7). In the past the Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows in relation to the Company's debt obligations raise substantial doubt about the Company's ability to continue as a going concern.

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

     The operating results of the six Clubs to be sold and SportsMed facilities have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. Summarized financial data for these locations are as follows:


                                                                         Statements of Operations
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                            2004           2005            2004           2005
                                                            ----           ----            ----           ----
                                                                             (in thousands)

Revenues:
    Membership revenues................................$   16,067    $    16,873     $    31,927    $    33,523
    Products and services...............................    8,828          9,073          17,541         17,495
    Management fees.....................................       75             92             145            184
    Reimbursed costs....................................    1,246          1,457           2,503          2,907
                                                        ---------    -----------     -----------    -----------
       Total revenue....................................   26,216         27,495          52,116         54,109

Operating, expenses:
    Club operating costs................................   14,534         15,143          29,618         30,165
    Costs of products and services......................    6,959          6,962          13,827         13,570
    Selling and marketing...............................      917            692           2,011          1,565
    General and administrative..........................       60            130             121            188
    Depreciation and amortization.......................    2,693             --           5,380             --
    Reimbursed costs....................................    1,246          1,457           2,503          2,907
                                                        ---------    -----------     -----------    -----------
       Total operating expenses.........................   26,409         24,384          53,460         48,395
                                                        ---------    -----------     -----------    -----------
          Income (loss) from operations.................     (193)         3,111          (1,344)         5,714

Other income (expense):
    Interest, net.......................................   (2,033)        (2,003)         (4,082)        (4,011)
    Minority interests..................................     (442)           (339)          (442)          (670)
                                                        ----------   -------------   ------------   ------------

          Income (loss) before income taxes.............   (2,668)           769          (5,868)         1,033

Provision for income taxes..............................      172            224             340            375
                                                        ---------    -----------     -----------    -----------
          Income (loss) from discontinued
             operations................................$   (2,840)   $       545     $    (6,208)   $       658
                                                       ===========   ===========     ============   ===========


     Assets and liabilities related to assets held for sale consist of the following at:


                                                                       December 31,             June 30,
                                                                           2004                   2005
                                                                           ----                   ----
                                                                                  (in thousands)
Assets held for sale:
   Accounts receivable, net of allowance for doubtful accounts ..     $      1,320          $       1,176
   Inventories...................................................              442                    450
   Prepaid expenses..............................................              433                    512
   Property and equipment, net...................................          141,015                141,405
   Other assets..................................................              198                    199
                                                                      ----------------      -----------------
       Total assets held for sale................................     $    143,408          $     143,742
                                                                      ================      =================

Liabilities related to assets held for sale:
   Accrued liabilities...........................................     $      3,354          $       3,663
   Deferred revenues.............................................           15,178                 15,576
   Accrued lease obligations.....................................           65,774                 64,719
   Minority interest.............................................              863                  1,133
                                                                      ----------------      -----------------
       Total liabilities related to assets held for sale.........     $     85,169          $      85,091
                                                                      ================      =================

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

7. Notes Payable and Equipment Financing Loans

     Notes payable and equipment financing loans are summarized as follows:


                                                                   December 31,           June 30,
                                                                       2004                 2005
                                                                       ----                 ----
                                                                             (in thousands)

        Senior secured notes (a).........................       $      100,000       $      100,000
        Mortgage note (b)................................               19,550               19,389
        Equipment financing loans (c)....................                  180                  103
                                                                --------------       --------------
                                                                       119,730              119,492
        Less current installments........................               65,444              100,389
                                                                --------------       --------------
                                                                $       54,286       $       19,103
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

         (c)The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 7.12% and 13.1%.

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

10. Consolidated Statements of Operations

     Total revenue and total operating expenses consist of the following:

                                                          Three Months Ended              Six Months Ended
                                                                June 30,                      June 30,
                                                          2004            2005           2004           2005
                                                          ----            ----           ----           ----
                                                                            (in thousands)
Revenues:
     Membership revenues:
       Monthly dues................................  $     6,708     $   7,452       $  13,205      $  14,639
       Initiation fees.............................          449           510             878          1,020
       Other.......................................          134           129             295            269
                                                     -----------     ---------       ---------      ---------
        Total membership revenues..................        7,291         8,091          14,378         15,928
                                                     -----------     ---------       ---------      ---------
     Products and Services:
       Private training............................        1,841         2,058           3,648          3,983
       Food and beverage...........................          876           921           1,703          1,834
       Spa services................................          315           504             689            996
       Physical therapy............................          438           318             882            632
       Other.......................................          155           178             294            348
                                                     -----------     ---------       ---------      ---------
        Total products and services................        3,625         3,979           7,216          7,793
                                                     -----------     ---------       ---------      ---------
Total revenue......................................  $    10,916     $  12,070       $  21,594      $  23,721
                                                     ===========     =========       =========      =========

Operating expenses:
     Club operating costs:
       Payroll and benefits........................  $     2,110     $   2,132       $   4,221      $   4,314
       Rent........................................          481           476             950            940
       Other operating costs.......................        1,724         1,735           3,448          3,520
                                                     -----------     ---------       ---------      ---------
        Total Club operating costs.................        4,315         4,343           8,619          8,774
                                                     -----------     ---------       ---------      ---------
     Costs of products and services:
       Private training............................        1,573         1,743           3,087          3,433
       Food & beverage.............................        1,045           986           1,907          1,832
       Spa services................................          325           429             685            871
       Physical therapy............................          260           207             499            424
       Other.......................................           21            22              35             45
                                                     -----------     ---------       ---------      ---------
        Total cost of products and services........        3,224         3,387           6,213          6,605
                                                     -----------     ---------       ---------      ---------
     Sales and marketing...........................          350           247             787            665
     General and administrative....................        2,146         1,995           4,131          4,043
     Pre-opening...................................           --            --              46             --
     Depreciation and amortization.................        1,073         1,279           2,155          2,503
     Non-recurring items...........................           --            --           1,104             --
                                                     -----------     ---------       ---------      ---------
Total operating expenses...........................  $    11,108     $  11,251       $  23,055      $  22,590
                                                     ===========     =========       =========      =========

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


                                                                      December 31,              June 30,
                                                                          2004                    2005
                                                                          ----                    ----
Initial fair value, sale price of $10,500
     less costs to issue of $592.............................     $            9,908     $          9,908
Redemption value accretion...................................                    240                  283
Accrued and unpaid dividends accretion.......................                  2,648                3,122
                                                                  ------------------     ----------------
    Total carrying value.....................................     $           12,796     $         13,313
                                                                  ==================     ================

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

     The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and June 30, 2005, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                                 December 31,             June 30,
                                                                     2004                   2005
                                                                     ----                   ----
          Initial fair value..................................$           5,000    $           5,000
          Accrued and unpaid dividend accretion...............            1,040                1,263
                                                              -----------------    -----------------
          Total carrying value................................$           6,040    $           6,263
                                                              =================    =================

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

     The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and June 30, 2005, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

                                                                   December 31,             June 30,
                                                                       2004                   2005
                                                                       ----                   ----
          Initial fair value..................................$         6,500        $        6,500
          Issuance costs......................................           (428)                 (428)
          Accrued and unpaid dividend accretion...............            471                   762
                                                              ---------------        --------------
          Total carrying value................................$         6,543        $        6,834
                                                              ===============        ==============

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

     Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which the Company receives initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, "Revenue Arrangement with Multiple Elements," the Company determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over the average membership life. Effective in the second quarter of 2005, the Company started amortizing initiation fees over the membership lives of each individual Club based on each individuals Club's respective average membership life. Such average lives range from two and a half years to five years. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last months' dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized based upon the estimated amount to be collected.

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

     Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We performed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. We are also required to evaluate goodwill on an annual basis or when events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2004 and June 30, 2005, and determined that our remaining goodwill was not impaired. No events occurred in the six months ended June 30, 2005, that required the Company to re-evaluate its goodwill.

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

Results of Operations

     Several reclassifications and restatements have been made to the condensed consolidated statement of operations for the three months and six months ended June 30, 2004 as discussed in Note 2 to the condensed consolidated financial statements. The following discussion that compares our results of operations of the three months and six months ended June 30, 2005 to June 30, 204 is after consideration of such reclassifications and restatements.

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004.

     Our total revenue from continuing operations for the three months ended June 30, 2005, was $12.1 million, compared to $10.9 million for the same period in 2004, an increase of $1.2 million or 9.6%. Revenue increased by $725,000 as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $540,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues and to the reopening of the Spa at The Sports Club/LA - Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of $111,000 at our two SportsMed locations primarily due to decreased patient visits.

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

     Our income from discontinued operations was $545,000 for the three months ended June 30, 2005, versus a loss of 2.8 million for the same period in 2004, an increase of $3.4 million. Our income from discontinued operations increased by $2.7 million because in 2005 we discontinued depreciation on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets once they are classified as held for sale. Income from discontinued operations increased by approximately $600,000, as the result of a 2.3 % increase in membership and to increases in dues and ancillary services rates. Our income from discontinued operations increased by $103,000 as a result of a decrease in the minority interest expense at The Reebok Sport Club/NY during the three months ended June 30, 2005 versus the same period in 2004.

     After the income (loss) from discontinued operations and dividends on preferred stock of $495,000 during the three months ended June 30, 2005 and three months ended June 30, 2004, our consolidated net loss attributable to common stockholders was $797,000, or $0.04 per basic and diluted share for the three months ended June 30, 2005, versus a loss of $5.2 million, or $0.28 per basic and diluted share for the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004.

     Our total revenue from continuing operations for the six months ended June 30, 2005, was $23.7 million, compared to $21.6 million for the same period in 2004, an increase of $2.1 million or 9.8%. Revenue increased by $1.5 million as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $813,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues and to the reopening of the Spa at The Sports Club/LA
- Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of $241,000 at our two SportsMed locations primarily due to decreased patient visits.

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

     Our income from discontinued operations was $658,000 for the six months ended June 30, 2005, versus a loss of $6.2 million for the same period in 2004, an increase of $6.9 million. Our net loss from discontinued operations decreased by $5.4 million because we discontinued depreciation on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets once they are classified as held for sale. Our loss from discontinued operations decreased by approximately $1.7 million, as the result of an increase in membership and to increases in dues and ancillary services rates. Our loss from discontinued operations increased by $228,000 as a result of an increase in the minority interest expense at The Reebok Sport Club/NY during the six months ended June 30, 2005 versus the same period in 2004.

     After the loss from discontinued operations and dividends on preferred stock of $988,000 during the six months ended June 30, 2005 and $876,000 during the six months ended June 30, 2004, our consolidated net loss attributable to common stockholders was $2.5 million, or $0.13 per basic and diluted share for the six months ended June 30, 2005, versus a loss of $11.9 million, or $0.64 per basic and diluted share for the six months ended June 30, 2004.

Liquidity and Capital Resources

Liquidity

     Historically, we have satisfied our liquidity needs through various debt arrangements, sales of Common or Preferred Stock and cash from operations. Our primary liquidity needs during the past several years have been from the development of new Clubs and the interest cost associated with our $100.0 million Senior Secured Notes.

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

     On June 12, 2003, we $ 11,375 obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The new loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., our wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of our major stockholders. The note may be prepaid at any time without penalty and requires a final payment of $18.3 million on July 1, 2008.

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

     Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through June 30, 2006, are estimated to be as follows (amounts in thousands):

          Indenture interest..............................    $      11,375
          Information system upgrades.....................              600
          Principal payments on long-term debt............          100,389
                                                              -------------
                                                              $     112,364
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

     The fair value of our financial instruments as of June 30, 2005 is estimated as follows (in thousands):

          Senior Secured Notes.......................    $            94,000
          First Mortgage Notes.......................                 19,400
                                                         -------------------
                                                         $           113,400
                                                         ===================

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

Dated, October 13, 2005

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q/A for the period ended June 30, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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


/s/ Rex A. Licklider
--------------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
October 13, 2005

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q/A for the period ended June 30, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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