Form 10-Q
period 2005-09-30
SPORTS CLUB CO INC
filed 2005-11-21
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005
                            Commission File # 1-13290


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

                                                         Shares
                                                     Outstanding at
               Class                                October 31, 2005
-----------------------------------           ---------------------------------
           Common Stock,                               19,315,262
     par value $.01 per share

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2004 and September 30, 2005
                    (in thousands, except per share amounts)


                                         ASSETS                                            December 31,  September 30,
                                                                                               2004          2005
                                                                                               ----          ----
                                                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents..........................................................    $   7,559     $   8,813
    Accounts receivable, net of allowance for doubtful accounts of $396 and $391 at
      December 31, 2004 and September 30, 2005, respectively...........................        2,030         1,523
    Inventories........................................................................          662           584
    Prepaid expenses...................................................................          993           832
    Assets held for sale...............................................................      143,408       143,845
                                                                                           ---------     ---------
         Total current assets..........................................................      154,652       155,597

Property and equipment, net...........................................................        63,622        60,864
Goodwill...............................................................................        7,315         7,315
Restricted cash........................................................................        3,403         1,367
Other assets...........................................................................        2,550         1,553
                                                                                           ---------     ---------
                                                                                           $ 231,542     $ 226,696
                                                                                           =========     =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $  65,444    $ 100,374
    Accounts payable...................................................................         2,040        1,483
    Accrued liabilities................................................................         9,481        6,966
    Deferred revenues..................................................................         6,013        6,332
    Liabilities related to assets held for sale........................................        85,169       84,762
                                                                                            ---------    ---------
         Total current liabilities.....................................................       168,147      199,917

Notes payable and equipment financing loans, less current installments.................        54,286       19,008
Deferred lease obligations.............................................................         2,354        2,715
Deferred revenues......................................................................           617          583
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       226,004      222,823

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding (liquidation preference of $13,148 and $13,859
    at December 31, 2004 and September 30, 2005,  respectively)........................        12,796       13,571

Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued
    and outstanding....................................................................         2,000        2,238

Stockholders' equity (deficit):
    Preferred Stock, $.01 par value, 899,500 shares authorized; no shares issued or
      outstanding....................................................................              --           --
    Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding (liquidation preference of $6,040 and $6,376 at December
      31, 2004 and September 30, 2005, respectively).................................           6,040        6,376
    Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized, issued and outstanding (liquidation preference of $6,971 and $7,409 at December
      31, 2004 and September 30, 2005, respectively).................................           6,543        6,981
    Common Stock, $.01 par value, 40,000,000 shares authorized;
      21,074,717 shares issued ........................................................           211          211
    Additional paid-in capital.........................................................        98,392       96,605
    Accumulated deficit................................................................     (106,974)     (109,248)
    Treasury Stock, at cost, 2,097,079 and 1,759,455 shares at
      December 31, 2004 and September 30, 2005, respectively...........................      (13,470)      (12,861)
                                                                                            ---------    ----------
         Total Stockholders' equity (deficit)..........................................       (9,258)      (11,936)
                                                                                            ---------    ----------
                                                                                            $ 231,542    $ 226,696
                                                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2004 and 2005
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     2004           2005           2004            2005
                                                                     ----           ----           ----            ----
                                                                  (Restated)                    (Restated)
Revenues:
    Membership revenues.......................................  $     7,464     $     8,125    $    21,842    $     24,053
    Products and services.....................................        3,514           3,778         10,730          11,571
                                                                -----------     -----------    -----------    ------------
         Total revenue........................................       10,978          11,903         32,572          35,624

Operating expenses:
    Club operating costs......................................        4,344           4,361         12,963          13,135
    Cost of products and services.............................        3,218           3,231          9,431           9,836
    Selling and marketing.....................................          385             333          1,172             998
    General and administrative................................        1,832           2,090          5,963           6,133
    Pre-opening expenses......................................           --              --             46              --
    Depreciation and amortization.............................        1,098           1,272          3,253           3,775
    Non-recurring items.......................................           --              --          1,104              --
                                                                -----------     -----------    -----------    ------------
         Total operating expenses.............................       10,877          11,287         33,932          33,877
                                                                -----------     -----------    -----------    ------------
             Income (loss) from operations....................          101             616         (1,360)          1,747

Other income (expense):
    Interest, net.............................................       (1,622)         (1,622)        (4,900)         (4,883)
    Minority interests........................................          (38)            (37)          (113)           (111)
                                                                ------------    ------------   ------------   -------------
           Loss from continuing operations before income
           taxes and income (loss) from discontinued
           operations.........................................       (1,559)         (1,043)        (6,373)         (3,247)

Provision (benefit) for income taxes..........................            --              --             --              --
                                                                ------------    ------------   ------------   -------------

           Loss from continuing operations before income
           (loss) from discontinued operations................       (1,559)         (1,043)        (6,373)         (3,247)

Income (loss) from discontinued operations....................       (3,790)            314         (9,998)            972
                                                                ------------    -----------    ------------   ------------
           Net loss...........................................       (5,349)           (729)       (16,371)         (2,275)

Dividends on Preferred Stock..................................          508             556          1,384           1,657
                                                                -----------     -----------    -----------    ------------

           Net income (loss) attributable to common
           stockholders.......................................  $    (5,857)    $    (1,285)   $   (17,755)   $     (3,932)
                                                                ============    ============   ============   =============

Net income (loss) per share attributable to common stockholders
- basic and diluted:
     Discontinued operations.................................   $     (0.20)    $       0.01   $     (0.53)   $       0.06
     Continuing operations....................................        (0.11)           (0.08)        (0.42)          (0.26)
                                                                ------------    -------------  ------------   -------------
         Net income (loss) per share..........................  $     (0.31)    $      (0.07)  $     (0.95)   $      (0.20)
                                                                ============    =============  ============   =============


Weighted average number of common shares outstanding:
    Basic and diluted.........................................       18,784          19,308         18,682          19,197
                                                                ===========     ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2005
                                 (in thousands)
                                   (unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                2004         2005
                                                                                ----         ----
                                                                             (Restated)
Cash flows provided from (used in) operating activities:
    Net income (loss)....................................................    $ (16,371)   $ (2,275)
    Adjustments to reconcile net income (loss) to cash used in operating activities:
         (Income) loss from discontinued operations......................        9,998        (972)
         Depreciation and amortization...................................        3,253       3,775
         Related party costs settled with common stock...................          711         610
         Minority interests expense......................................          112         111
         Distributions to minority interests.............................         (112)       (111)
         (Increase) decrease in:
             Accounts receivable, net....................................         (350)        507
             Inventories.................................................         (115)         78
             Other current assets........................................       (1,647)        161
             Other assets, net...........................................        4,769         997
         Increase (decrease) in:
             Accounts payable............................................          709        (557)
             Accrued liabilities.........................................       (4,310)     (2,515)
             Deferred revenues...........................................          221         285
             Deferred lease obligations..................................          391         361
                                                                             ---------    --------
                Net cash provided from (used in) operating activities....       (2,741)        455

Cash flows (used in) investing activities:
         Capital expenditures............................................       (2,325)     (1,017)
         (Increase) decrease in restricted cash..........................        1,041       2,036
                                                                             ---------    --------
                Net cash provided by (used in) investing activities......       (1,284)      1,019

Cash flows provided from (used in) financing activities:
         Proceeds from issuance of Preferred Stock - net of costs........        8,072          --
         Repayments of notes payable and equipment financing loans.......       (1,669)       (348)
                                                                             ----------   ---------
                Net cash provided from (used in) financing activities....        6,403        (348)

Cash flows provided from (used in) discontinued operations:
         Capital expenditures............................................       (1,094)       (643)
         Net cash from operating activities..............................         (831)        771
                                                                             ----------   --------
                Net cash provided from (used in) discontinued operations.       (1,925)        128
                                                                             ----------   --------
                Net increase (decrease) in cash and cash equivalents.....          453       1,254
Cash and cash equivalents at beginning of period.........................        1,932       7,559
                                                                             ---------    --------
Cash and cash equivalents at end of period...............................        2,385    $  8,813
                                                                             =========    ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest........................      12,547     $ 12,697
                                                                             ========     ========
         Cash paid during the period for income taxes....................         702     $    350
                                                                             ========     ========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         December 31, 2004 (Audited) and September 30, 2005 (Unaudited)


1. Basis of Presentation

         The unaudited, condensed consolidated financial statements and condensed consolidated balance sheet as of December 31, 2004 derived from audited financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results for the fiscal year ending December 31, 2005.

         In accordance with Emerging Issues Task Force Issue No. 87-24, "Allocation of Interest to Discontinued Operations," interest was allocated to discontinued operations based on the interest on debt that will be required to be repaid as a result of the disposal transactions. On February 8, 2005, the Company entered into a formal letter of intent and on October 25, 2005, entered into a definitive Asset Purchase Agreement to sell six of its nine sports and fitness Clubs (see Note. 5). The proceeds of $65.0 million from the proposed sale are required to be used to repay a portion of the $100.0 million of Senior Secured Notes. Accordingly the Company has allocated to discontinued operations 65.0% of the interest associated with the Senior Secured Notes. For the three-month and nine-month periods ended September 30, 2004 and 2005, the amount of interest allocated to discontinued operations was $2,011,000 and $6,033,000, respectively.

2. Reclassification and Restatement

2004 Reclassification and Restatement

         Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, governs the Company's accounting for lease transactions. During the first quarter of 2005, the Company determined that it was not properly accounting for leasehold improvements that were funded by landlord allowances. SFAS No. 13 requires that such improvements be recognized as assets and amortized over the term of the lease and that the landlord allowance incentive should be recorded as deferred rent and recognized, also over the term of the lease, as a reduction of rent expense. Previously the Company offset the deferred rent against the leasehold improvements. The 2004 condensed consolidated financial statements have been adjusted to reflect this reclassification.

         The consolidated statements of operations for the three months and nine months ended September 30, 2004, have also been reclassified to increase depreciation and amortization expense and to decrease rent expense by the same amount for each period. There has been no change to net income (loss) as a result of this reclassification.

         Certain reclassifications have also been made to the 2004 condensed consolidated financial statements to reflect various assets and liabilities now held for sale and to report the results of operations associated with those assets as discontinued operations (See Note 5). The consolidated statements of operations have also been reformatted to breakout product and services revenues and expenses.

         The Company has also restated its September 30, 2004 operating statements to more properly account for initiation fees. During the nine months ended September 30, 2004, the Company recognized a portion of its membership initiation fees as private training revenue, since members were granted the opportunity to utilize private training at no charge. In the fourth quarter of 2004, the Company determined it was more appropriate to record this revenue as initiation fees and amortize it over the estimated membership life. Accordingly, the operating statements for the periods ended September 30, 2004 have been restated.

         A reclassified restated condensed consolidated statement of operations for the three months and nine months ended September 30, 2004, reflecting the above reclassifications is presented below. The amounts are in thousands, except per share amounts:


                                                                         Condensed Consolidated Statement of Operations
                                                                              Three Months Ended September 30, 2004
                                                                              -------------------------------------

                                                             As        Initiation               Discontinued                 As
                                                          Reported        Fees      SFAS No. 13  Operations    Reformat   Restated
                                                          --------        ----      -----------  ----------    --------   --------
Revenues:
    Membership revenues...............................  $    35,122    $      100   $       --  $    (15,786) $ (11,972)$     7,464
    Reimbursed costs..................................        1,267            --           --        (1,267)        --          --
    Products and services.............................           --          (300)          --        (8,082)    11,896       3,514
    Management fees...................................           --            --           --           (76)        76          --
                                                        -----------    ----------   ----------  ------------- --------- -----------
         Total revenue................................       36,389          (200)          --       (25,211)        --      10,978

Operating expenses:
    Direct............................................       29,504            --           --           --     (29,504)         --
    Reimbursed costs..................................        1,267            --           --        (1,267)        --          --
    Club operating costs..............................           --             --        (597)     (14,809)     19,750       4,344
    Cost of products and services.....................           --            --           --       (6,536)      9,754       3,218
    Selling and marketing.............................        1,238            --           --          (853)        --         385
    General and administrative........................        1,898            --           --           (66)        --       1,832
    Depreciation and amortization.....................        3,200            --          597        (2,699)        --       1,098
    Loss on assets held for sale......................          527             --          --          (527)        --          --
                                                        -----------    -----------  ----------  ------------- --------- -----------
         Total operating expenses.....................       37,634             --          --       (26,757)        --      10,877
                                                        -----------    -----------  ----------  ------------- --------- -----------
             Income (loss) from operations............       (1,245)         (200)          --         1,546         --          101

Other income (expense):
    Interest, net.....................................       (3,656)           --           --         2,034         --      (1,622)
    Minority interests................................         (200)           --           --           162         --         (38)
                                                        ------------   ----------   ----------  ------------  --------- ------------
           Income (loss) before income taxes and loss
           from discontinued operations...............       (5,101)          (200)         --         3,742         --      (1,559)

Provision (benefit) for income taxes..................           48            --           --           (48)        --          --
                                                        -----------    ----------   ----------  ------------- --------- -----------
         Income (loss) before loss from
         discontinued operations......................       (5,149)         (200)          --         3,790         --      (1,559)
                                                        -----------    ----------   ----------  ------------- --------- -----------

    Loss from discontinued operations.................           --            --           --        (3,790)        --      (3,790)
                                                        -----------    ----------   ----------  ------------- --------- ------------

         Net loss.....................................       (5,149)          (200)         --            --         --      (5,349)
                                                        ------------   ------------ ----------  ------------  --------- ------------

Dividends on Preferred Stock..........................          508            --           --            --         --         508
                                                        -----------    ----------   ----------  ------------  --------- -----------
         Net loss attributable to common stockholders.  $    (5,657)   $      (200) $       --  $         --  $      -- $    (5,857)
                                                        ============   ============ ==========  ============  ========= ============

Net loss per share attributable to common stockholders
- basic and diluted:
     Discontinued operations..........................  $         --                                                    $     (0.20)
     Continuing operations............................        (0.30)                                                          (0.11)
                                                        ------------                                                    ------------
          Net income (loss) per share.................  $     (0.30)                                                    $     (0.31)
                                                         ===========                                                    ============


Weighted average number of common shares outstanding:
    Basic and diluted.................................       18,784                                                          18,784
                                                        ===========                                                     ===========



                                                                                Condensed Consolidated Statement of Operations
                                                                                     Nine Months Ended September 30, 2004
                                                                                     ------------------------------------

                                                              As       Initiation               Discontinued                 As
                                                           Reported       Fees     SFAS No. 13   Operations   Reformat    Restated
                                                           --------       ----     -----------   ----------   --------    --------
Revenues:
    Membership revenues..................................$  107,529    $     100   $        -- $   (47,713)  $  (38,074) $   21,842
    Reimbursed costs.....................................     3,770            --           --      (3,770)           --         --
    Products and services................................        --       (1,600)           --     (25,523)       37,853     10,730
    Management fees......................................        --           --            --        (221)          221         --
                                                         ----------    ---------   ----------- ------------  ----------- ----------
         Total revenue...................................   111,299       (1,500)           --     (77,227)           --     32,572

Operating expenses:
    Direct...............................................    89,376           --            --          --      (89,376)         --
    Reimbursed costs.....................................     3,770           --           --       (3,770)           --         --
    Club operating costs.................................        --         (500)       (1,792)    (44,327)       59,582     12,963
    Cost of products and services........................        --           --            --     (20,363)       29,794      9,431
    Selling and marketing................................     4,037           --            --      (2,864)          (1)      1,172
    General and administrative...........................     6,150           --            --        (187)           --      5,963
    Pre-opening expenses.................................        46           --            --          --            --         46
    Depreciation and amortization........................     9,539           --         1,792      (8,079)            1      3,253
    Non-recurring items..................................     1,104           --            --          --            --      1,104
    Loss on assets held for sale.........................       527           --            --        (527)           --         --
                                                         ----------    ---------   ----------- ------------  ----------- ----------
         Total operating expenses........................   114,549         (500)           --     (80,117)           --     33,932
                                                         ----------    ----------  ----------- ------------  ----------- ----------
            Income (loss) from operations................    (3,250)      (1,000)           --       2,890            --     (1,360)

Other income (expense):
    Interest, net........................................   (11,017)          --            --       6,116             1     (4,900)
    Minority interests...................................      (716)          --            --         604            (1)      (113)
                                                         -----------   ---------   ----------- -----------   -----------------------
            Income (loss) before income taxes and loss
            from discontinued operations.................   (14,983)      (1,000)           --       9,610            --     (6,373)

Provision (benefit) for income taxes.....................       387           --            --        (388)            1         --
                                                         ----------    ---------   ----------- ------------  ----------- ----------

            Income (loss) before loss from discontinued
               operations................................  (15,370)       (1,000)           --       9,998           (1)     (6,373)

Loss from discontinued operations........................        --           --            --      (9,998)           --     (9,998)
                                                         ----------    ---------   ----------- ------------  ----------- -----------

            Net loss.....................................   (15,370)      (1,000)           --          --           (1)    (16,371)

Dividends on Preferred Stock.............................     1,384           --            --          --            --      1,384
                                                         ----------    ---------   ----------- -----------   ----------- ----------
            Net loss attributable to common stockholders.$  (16,754)   $  (1,000)  $        -- $        --   $       (1) $  (17,755)
                                                         ===========   ==========  =========== ===========   =========== ===========

Net loss per share attributable to common stockholders -
basic and diluted:
     Discontinued operations.............................$       --                                                      $    (0.53)
     Continuing operations...............................     (0.90)                                                          (0.42)
                                                         -----------                                                     -----------
         Net income (loss) per share.....................$    (0.90)                                                     $    (0.95)
                                                         ===========                                                     ===========

Weighted average number of common shares outstanding:
    Basic and diluted....................................    18,682                                                          18,682
                                                         ==========                                                      ----------


3. Accounting for Stock-Based Compensation

         The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and income per share, as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), had been applied. In accordance with APB Opinion No. 25, no compensation cost for employees, officers and non-employee directors, has been recognized, as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. There were no options granted in 2005. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net income (loss) attributable to common stockholders and income (loss) per share would have been reduced to the pro-forma amounts indicated below:


                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                            ------------                      ------------
                                                       2004              2005            2004              2005
                                                       ----              ----            ----              ----

Net loss attributable to common
  stockholders, as reported.....................  $     (5,857)    $      (1,285)    $    (17,755)  $      (3,932)

Stock-based employee compensation expense
  included in reported net loss.................             --               --                --             --

Stock-based employee compensation expense
  determined under fair value based method
  for all awards................................             --               --               (93)            --
                                                  -------------    -------------     -------------- -------------

Pro forma net loss attributable to
  Common stockholders...........................  $     (5,857)    $      (1,285)    $    (17,848)  $      (3,932)
                                                  =============    ==============    =============  ==============

Net loss per share as reported basic and
  diluted.......................................  $      (0,31)    $       (0.07)    $      (0.95)  $       (0.20)
                                                  =============    ==============    =============  ==============

Pro forma net loss per share basic and diluted    $      (0.31)    $       (0.07)    $      (0.96)  $       (0.20)
                                                  =============    ==============    =============  ==============


4. Liquidity/Going Concern

         The Company has experienced recurring net losses of $22.7 million, $18.4 million and $20.8 million during the years ended December 31, 2002, 2003 and 2004, respectively, and $2.3 million during the nine months ended September 30, 2005. The Company has also experienced net cash flows used in operating activities (both continuing and discontinued operations) of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. During 2004 the Company experienced net cash flows from operating activities of $1.7 million. Additionally, the Company may suffer a significant loss during the year ending December 31, 2005. On March 15, 2006, the Company is required to repay its $100.0 million Senior Secured Notes (See Note 7). In the past the Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows in relation to the Company's debt obligations raise substantial doubt about the Company's ability to continue as a going concern.

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

         In order to generate funds for the March 2006 payment, the Company entered into an Asset Purchase Agreement on October 28, 2005 to sell six of its nine sports and fitness Clubs for $65.0 million to an affiliate of a significant shareholder. The Company also believes it will be able to mortgage its property in West Los Angeles, California and that the proceeds from the asset sale and finaning will be sufficient to retire the entire $100.0 million of Senior Secured Notes prior to their maturity date. The closing of the transaction is expected to occur on or before December 31, 2005, however, because there is not a commitment to refinance The Sports Club/LA and the closing of the Asset Purchase Agreement is subject to a nubmer of conditions, there can be no assurance that any of these transactions will be consummated.

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

5. Sale of Assets

         In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness complexes to an affiliate of Millennium Partners ("Millennium") for $65.0 million. Millennium is the Company's largest stockholder and is the landlord at four of these Clubs. The Clubs to be sold include three facilities located in New York City, and single Clubs in Boston, Massachusetts, Washington D.C. and San

Francisco, California. In addition, the management agreement for the Club in Miami, Florida will be assigned to Millennium. Based on the following (i) the Company has $100 million of term loans which are due in March 2006, (ii) Millennium is the landlord at four of the Clubs which are part of this transaction and they are the owner of the Club in Miami and therefore have an interest in these Clubs and (iii) Millennium has representation of the Board of Directors and has access to the financial information relating to these Clubs, the Company concluded that, as of December 31, 2004, the sale was probable and is expected to occur prior to December 31, 2005. On February 8, 2005, the Company entered into a formal letter of intent with Millennium and on October 28, 2005 entered into a definitive Asset Purchase Agreement. Accordingly, the Company reported the assets of these Clubs as held for sale, the liabilities as liabilities relating to assets held for sale and operations of these Clubs as discontinued operations in accordance with SFAS No. 144.

         In October 2004, the Company sold three SportsMed physical therapy facilities for $600,000. The Company continues to own and operate two SportsMed facilities that are located within The Sports Club/LA Clubs in Los Angeles and Orange County.

         The operating results of the six Clubs to be sold and SportsMed facilities (sold in 2004) have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. Summarized financial data for these locations are as follows:


                                                                        Statements of Operations
                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                           2004           2005           2004           2005
                                                           ----           ----           ----           ----
                                                                             (in thousands)
Revenues:
    Membership revenues................................$   15,786    $    16,502     $    47,713    $    49,925
    Products and services...............................    8,082          8,185          25,523         25,680
    Management fees.....................................       76             92             221            276
    Reimbursed costs....................................    1,267          1,391           3,770          4,298
                                                        ---------    -----------     -----------    -----------
       Total revenue....................................   25,211         26,170          77,227         80,179

Operating, expenses:
    Club operating costs................................   14,809         14,993          44,327         45,058
    Costs of products and services......................    6,536          6,293          20,363         19,863
    Selling and marketing...............................      853            696           2,864          2,261
    General and administrative..........................       66            147             187            335
    Depreciation and amortization.......................    2,699             --           8,079             --
    Reimbursed costs....................................    1,267          1,391           3,770          4,298
                                                        ---------    -----------     -----------    -----------
       Total operating expenses.........................   26,230         23,520          79,590         71,815
                                                        ---------    -----------     -----------    -----------
          Income (loss) from operations.................   (1,019)         2,650          (2,363)         8,364

Other income (expense):
    Interest, net.......................................   (2,034)        (2,003)         (6,116)        (6,014)
    Minority interests..................................     (162)           (274)          (604)          (944)
                                                        ----------   -------------   ------------   ------------

          Income (loss) before income taxes.............   (3,215)           373          (9,083)         1,406

Provision for income taxes..............................        48            59              388           434
                                                        ----------   -----------     ------------   -----------
          Income (loss) from operations of
             discontinued operations....................   (3,263)           314          (9,471)            972
(Gain) loss on disposal of assets.......................       527            --              527             --
                                                        ----------   -----------     ------------   ------------
          Income (loss) from discontinued
             operations................................$   (3,790)   $       314     $    (9,998)   $       972
                                                       ===========   ===========     ============   ===========

         Assets and liabilities related to assets held for sale consist of the following at:

                                                                       December 31,          September 30,
                                                                           2004                   2005
                                                                           ----                   ----
                                                                                  (in thousands)
Assets held for sale:
   Accounts receivable, net of allowance for doubtful accounts ..     $      1,320          $       1,223
   Inventories...................................................              442                    492
   Prepaid expenses..............................................              433                    275
   Property and equipment, net...................................          141,015                141,659
   Other assets..................................................              198                    196
                                                                      ----------------      -----------------
       Total assets held for sale................................     $    143,408          $     143,845
                                                                      ================      =================

Liabilities related to assets held for sale:
   Accrued liabilities...........................................     $      3,354          $       3,556
   Deferred revenues.............................................           15,178                 15,560
   Accrued lease obligations.....................................           65,774                 64,239
   Minority interest.............................................              863                  1,407
                                                                      ----------------      -----------------
       Total liabilities related to assets held for sale.........     $     85,169          $      84,762
                                                                      ================      =================

6. Cash, Cash Equivalents and Restricted Cash

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2005, cash and cash equivalents were $8.8 million.

         The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club security deposits as restricted cash. At September 30, 2005, the Company had $1.4 million of restricted cash.

7. Notes Payable and Equipment Financing Loans

         Notes payable and equipment financing loans are summarized as follows:


                                              December 31,         September 30,
                                                  2004                 2005
                                                  ----                 ----
                                                        (in thousands)

        Senior secured notes (a).......... $      100,000       $      100,000
        Mortgage note (b).................         19,550               19,306
        Equipment financing loans (c).....            180                   76
                                           --------------       --------------
                                                  119,730              119,382
        Less current installments.........         65,444              100,374
                                           --------------       --------------
                                           $       54,286       $       19,008
                                           ==============       ==============

         ---------

                  (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of September 30, 2005, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations. The Senior Secured Notes may be repaid at any time at par.

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

                  If the Company undergoes a "change in control", as defined in the Indenture, it must give holders of the Senior Secured Notes the opportunity to sell their Senior Secured Notes to the Company at 101% of their face amount, plus interest. At September 30, 2005, the estimated fair value of the Senior Secured Notes was $98.0 million.

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

                  (b) On June 12, 2003, the Company obtained mortgage financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by the Company's Chairman and it's Chief Executive Officer. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of September 30, 2005, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.

                  (c) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years with effective interest rates between 7.1% and 13.1%.

8. Non-recurring Items

           The non-recurring charge of $1.1 million during the nine months ended September 30, 2004 represents various costs, primarily legal fees and investment banking fees, related to an equity raising transaction that was initiated in April 2003 but abandoned in February 2004.

9. Income Tax Provision

         The income tax provision recorded for the three-month and nine-month periods ended September 30, 2004 and 2005, are accruals for state and city income taxes related to pre-tax profits at Reebok Sports Club/NY.

10. Consolidated Statements of Operations

           Total revenue and total operating expenses consist of the following:

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                          2004            2005           2004           2005
                                                          ----            ----           ----           ----
                                                                            (in thousands)
Revenues:
     Membership revenues:
       Monthly dues................................  $     6,794     $   7,435       $  19,999      $  22,074
       Initiation fees.............................          507           547           1,385          1,567
       Other.......................................          163           143             458            412
                                                     -----------     ---------       ---------      ---------
        Total membership revenues..................        7,464         8,125          21,842         24,053
                                                     -----------     ---------       ---------      ---------
     Products and Services:
       Private training............................        1,805         1,912           5,453          5,895
       Food and beverage...........................          813           882           2,516          2,716
       Spa services................................          405           492           1,094          1,488
       Physical therapy............................          348           337           1,230            969
       Other.......................................          143           155             437            503
                                                     -----------     ---------       ---------      ---------
        Total products and services................        3,514         3,778          10,730         11,571
                                                     -----------     ---------       ---------      ---------
Total revenue......................................  $    10,978     $  11,903       $  32,572      $  35,624
                                                     ===========     =========       =========      =========

Operating expenses:
     Club operating costs:
       Payroll and benefits........................  $     2,143     $   2,121       $   6,364      $   6,435
       Rent........................................          471           464           1,421          1,404
       Other operating costs.......................        1,730         1,776           5,178          5,296
                                                     -----------     ---------       ---------      ---------
        Total Club operating costs.................        4,344         4,361          12,963         13,135
                                                     -----------     ---------       ---------      ---------
     Costs of products and services:
       Private training............................        1,572         1,664           4,659          5,097
       Food & beverage.............................          961           937           2,868          2,769
       Spa services................................          422           429           1,107          1,300
       Physical therapy............................          244           183             743            607
       Other.......................................           19            18              54             63
                                                     -----------     ---------       ---------      ---------
        Total cost of products and services........        3,218         3,231           9,431          9,836
                                                     -----------     ---------       ---------      ---------
     Sales and marketing...........................          385           333           1,172            998
     General and administrative....................        1,832         2,090           5,963          6,133
     Pre-opening...................................           --            --              46             --
     Depreciation and amortization.................        1,098         1,272           3,253          3,775
     Non-recurring items...........................           --            --           1,104             --
                                                     -----------     ---------       ---------      ---------
Total operating expenses...........................  $    10,877     $  11,287       $  33,932      $  33,877
                                                     ===========     =========       =========      =========


11. Net Loss per Share

         Basic and diluted loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three-months and nine-months ended September 30, 2004, there were 4,035,250 and 3,536,184 anti-dilutive potential common shares, respectively. For the three-months and nine-months ended September 30, 2005, there were 2,913,110 and 3,671,429 anti-dilutive potential common shares, respectively.

12. Series B Redeemable Convertible Preferred Stock

         On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its redeemable convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At September 30, 2005, the Series B Preferred, including accrued dividends of $3,359,000, was convertible into 4,800,319 shares of Common Stock. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Convertible Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding. Since this series of Preferred Stock is conditionally redeemable, it has been classified between stockholders' equity and total liabilities in the accompanying balance sheet.

           The initial carrying value of the Series B Preferred was recorded at its sale price less costs to issue on the date of issuance. The carrying value of the Series B Preferred is periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and September 30, 2005, the Series B Preferred carrying value consisted of the following ($ in thousands):

                                                December 31,       September 30,
                                                    2004              2005
                                                    ----              ----
Initial fair value, sale price of $10,500
     less costs to issue of $592..............$          9,908  $       9,908
Redemption value accretion....................             240            304
Accrued and unpaid dividends accretion........           2,648          3,359
                                              ----------------  -------------
    Total carrying value......................$         12,796  $      13,571
                                              ================  =============

13.  Series C Convertible Preferred Stock

         On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends accrue at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred. In addition, upon conversion any earned and unpaid dividends would become payable. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At September 30, 2005, the Series C Preferred, including accrued dividends of $1,376,000, was convertible into 2,208,444 shares of Common Stock. Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company's option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company, the Series C Convertible Preferred may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

         The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and September 30, 2005, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                December 31,     September 30,
                                                    2004              2005
                                                    ----              ----
      Initial fair value.......................$         5,000  $        5,000
      Accrued and unpaid dividend accretion....          1,040           1,376
                                               ---------------  --------------
      Total carrying value.....................$         6,040  $        6,376
                                               ===============  ==============

14. Series D Convertible Preferred Stock

         On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $428,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company's principal shareholders. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At September 30, 2005, the Series D Preferred, including accrued dividends of $909,000, was convertible into 3,704,000 shares of Common Stock. Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

         The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2004 and September 30, 2005, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

                                                December 31,     September 30,
                                                    2004              2005
                                                    ----              ----
     Initial fair value.......................$        6,500    $       6,500
     Issuance costs...........................          (428)            (428)
     Accrued and unpaid dividend accretion....           471              909
                                              --------------    -------------
     Total carrying value.....................$        6,543    $       6,981
                                              ==============    =============

15.  Series E Redeemable Preferred Stock

         On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Redeemable Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Preferred Stock ("Series E Preferred") at a price of $100 per share. The Series E Preferred was purchased by three of the Company's principal shareholders consisting of Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla. Dividends accrue at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred. The Series E Preferred is not convertible into shares of the Company's Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company's stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred may demand that the Company redeem all the shares of the Series E Preferred by paying the redemption price in cash to each holder of the Series E Preferred. Since this series of Preferred Stock is conditionally redeemable, it has been classified between stockholders' equity and total liabilities in the accompanying balance sheet.

           This initial carrying value of the Series E Preferred was recorded at its sales price. The carrying value of the Series E Preferred is periodically adjusted for any accrued and unpaid dividends. At September 30, 2005, the Series E Preferred carrying value consisted of the following (in thousands):

Initial fair value........................................     $       2,000
Accrued and unpaid dividends accretion....................               238
                                                               -------------
                                                               $       2,238
                                                               =============

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

         Most of our Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities included in our Clubs, we spend significant amounts to construct a new facility. We compare the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either mature or recently opened. Mature Clubs are those Clubs at which we believe the membership levels have reached a stable level and based upon the amount of new membership sales and attrition, or the size of the Club, we do not believe a significant additional growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature while the other six are considered recently opened. Five of these Clubs were opened between 2000 and 2001 while The Sports Club/LA - Beverly Hills was opened in October 2003. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels initially operate at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. Since 2000, we have invested significant amounts of cash in the construction and operation of these new Clubs. Our operating performances and our liquidity have been negatively impacted due to the start up nature of these Clubs and the initial construction cost.

         In October 2005, we entered into a definitive Asset Purchase Agreement to sell six of our nine sports and fitness complexes for $65.0 million. The Clubs to be sold include our three New York facilities and single Clubs in Boston, Washington D.C. and San Francisco. In addition, the management agreement for the Club in Miami will be assigned to the buyer. Following the sale, we will continue to own and operate our three Southern California Clubs. The operating results from the six Clubs to be sold and the fees and costs associated with the

Miami management agreement have been classified as Discontinued Operations in the accompanying financial statements and in other parts of this Form 10-Q.

         We measure performance using key operating statistics such as initiation fees, monthly dues and ancillary revenues per member. We closely focus on new membership sales and the level of membership attrition at each Club. We also closely evaluate our expenses with an emphasis on managing payroll and other controllable costs. We use Club operating income, before depreciation expenses and rent expense as a means to evaluate the overall performance of an individual Club.

         We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over the average life of a membership based upon historical data for each individual Club. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues represent 32.5% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Clubs ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate of 27.5% is well below the normal in the industry.

         Club operating costs consist primarily of payroll and employee benefits, rent and other occupancy related costs, supplies, repairs and various other operating costs. A significant amount of these costs are fixed in nature.

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

           Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club or a group of Clubs located in the same geographical area. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value (determined by estimating future discounted cash flows)of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at December 31, 2004 or September 30, 2005.

         Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a result have ceased to amortize goodwill. Instead, we were required to perform a transitional impairment review of our goodwill as of January 1, 2002. We performed the transitional impairment test and determined that goodwill was impaired as of January 1, 2002 by $5,134,000. We are also required to evaluate goodwill on an annual basis or when events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2004 and determined that our remaining goodwill was not impaired. No events occurred in the nine months ended September 30, 2005, that required the Company to re-evaluate its goodwill.

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

Results of Operations

           Several reclassifications and restatements have been made to the condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 as discussed in Note 2 to the condensed consolidated financial statements. The following discussion that compares our results of operations of the three months and nine months ended September 30, 2005 to September 30, 2004 is after consideration of such reclassifications and restatements.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004.

         Our total revenue from continuing operations for the three months ended September 30, 2005, was $11.9 million, compared to $11.0 million for the same period in 2004, an increase of $925,000 or 8.4%. Revenue increased by $585,000 as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $351,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues and due to the reopening of the Spa at The Sports Club/LA-Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of $11,000 at our two SportsMed locations primarily due to decreased patient visits.

         Our club operating costs and cost of products and services remained flat at $7.6 million for both the three months ended September 30, 2005 and three months ended September 30, 2004.

         Our selling and marketing expenses were $333,000 for the three months ended September 30, 2005, versus $385,000 for the same period in 2004, a decrease of $52,000 or 13.5%. Selling and marketing expenses were down at each of our Clubs and in almost every category of expense due to expense control measures we undertook.

         General and administrative expenses were $2.1 million for the three months ended September 30, 2005, versus $1.8 million for the same period in 2004, an increase of $258,000 or 14.1%. Payroll and payroll-related expenses for the three months ended September 30, 2005, decreased by $285,000 primarily due to headcount decreases. Rent decreased by $32,000 due to lower rent costs at the corporate office. Legal fees increased by $584,000 primarily due to the recording, in the third quarter of 2004, of a $600,000 reimbursement of certain legal costs incurred and expensed in prior years related to litigation at one of our Clubs. Accounting fees increased by $100,000 as a result of increased audit fees necessary to complete our December 31, 2004 audit and first two quarterly reviews in 2005. Other miscellaneous general administrative expenses decreased by $109,000 as a result of cost cutting measures taken by management to reduce our general and administrative expenses.

         Our depreciation and amortization expenses were $1.3 million for the three months ended September 30, 2005, versus $1.1 million for the same period in 2004, an increase of $174,000 or 15.8%. Depreciation and amortization expenses increased by $12,000, primarily due to capital additions made at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and The Sports Club/LA-Beverly Hills during 2004 and 2005. Depreciation increased by $162,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period of the corporate office fixed assets from their original estimated useful lives to the projected move date of December 31, 2005.

         For the three months ended September 30, 2005 and 2004, we allocated $2.0 million of interest expense to discontinued operations. Our remaining net interest expense was flat at $1.6 million for both the three months ended September 30, 2005 and three months ended September 30, 2004.

         We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses from continuing operations for the three months ended September 30, 2005 and 2004.

         Our income from discontinued operations was $314,000 for the three months ended September 30, 2005, versus a loss of $3.8 million for the same period in 2004, an increase of $4.1 million. Our income from discontinued operations increased by $2.7 million because in 2005 we discontinued recording depreciation expense on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets classified as held for sale. Income from discontinued operations increased by approximately $1.0 million, as the result of a 3.1 % increase in membership and to increases in dues and ancillary services rates. Income from discontinued operations increased by $527,000 due to a loss on the sale of three stand-alone SportsMed facilities that occurred in the third quarter of 2004. Our income from discontinued operations decreased by $112,000 as a result of an increase in the minority interest expense at The Reebok Sport Club/NY during the three months ended September 30, 2005 versus the same period in 2004.

         After dividends on preferred stock of $556,000 during the three months ended September 30, 2005 and $508,000 during the three months ended September 30, 2004, our consolidated net loss attributable to common stockholders was $1.3 million, or $0.07 per basic and diluted share for the three months ended September 30, 2005, versus a loss of $5.9 million, or $0.31 per basic and diluted share for the three months ended September 30, 2004.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004.

         Our total revenue from continuing operations for the nine months ended September 30, 2005, was $35.6 million, compared to $32.6 million for the same period in 2004, an increase of $3.0 million or 9.4%. Revenue increased by $2.1 million as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $1.2 million at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County as a result of dues increases and higher ancillary revenues and to the reopening of the Spa at The Sports Club/LA-Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of approximately $252,000 at our two SportsMed locations primarily due to decreased patient visits.

         Our club operating costs and cost of products and services increased by $577,000, or 2.6% to $23.0 million for the nine months ended September 30, 2005, versus $22.4 million for the same period in 2004. Club operating costs and cost of products and services increased by approximately $448,000, as a result of the increases in variable costs (mostly payroll and payroll related) associated with the increase in membership and revenues at The Sports Club/LA-Beverly Hills. Club operating costs and cost of products and services increased by approximately $200,000 at The Sports Club/LA-Los Angeles and The Sports Club/LA-Orange County primarily due to increased payroll and payroll related costs. There was a decrease in cost of products and services of approximately $71,000 at our two SportsMed facilities.

         Our selling and marketing expenses were $1.0 million for the nine months ended September 30, 2005, versus $1.2 million for the same period in 2004, a decrease of $174,000 or 14.8%. Selling and marketing expenses were down at each of our Clubs and in almost every category of expense due to expense control measures we undertook.

         Our general and administrative expenses were $6.1 million for the nine months ended September 30, 2005, versus $6.0 million for the same period in 2004, an increase of $170,000 or 2.9%. Payroll and payroll-related expenses for the nine months ended September 30, 2005, decreased by approximately $500,000, primarily due to headcount decreases. Outside service fees increased by approximately $300,000 primarily due to costs incurred as a result of the retention of an investment bank to assist us in evaluating alternatives to restructure our debt. Rent decreased by $58,000 due to lower rent costs at the corporate office. Legal fees increased by approximately $550,000 primarily due to the recording, in the third quarter of 2004, of a $600,000 reimbursement of certain legal costs incurred and expensed in prior years related to litigation at one of our Clubs. Accounting fees increased by approximately $100,000 as a result of increased audit fees necessary to complete our December 31, 2004 audit and first two quarterly reviews in 2005. Other miscellaneous general administrative expenses decreased by approximately $222,000 as a result of cost cutting measures taken by management to reduce our general and administrative expenses.

         Pre-opening expenses of $46,000 for the nine months ended September 30, 2004 consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

         Our depreciation and amortization expenses were $3.8 million for the nine months ended September 30, 2005, versus $3.3 million for the same period in 2004, an increase of $522,000 or 16.0%. Depreciation and amortization expenses increased by $82,000, primarily due to capital additions made at The Sports Club/LA-Los Angeles, The Sports Club/LA-Orange County and The Sports Club/LA-Beverly Hills during 2004 and 2005. Depreciation increased by $440,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period of the corporate office fixed assets from their original estimated useful lives to the projected move date of December 31, 2005.

         We recorded a non-recurring charge of $1.1 million during the nine months ended September 30, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a proposed restructuring transaction that was initiated in April 2003 and abandoned in February 2004.

         For the nine months ended September 30, 2005 and 2004, we allocated $6.0 million of interest expense to discontinued operations. Our remaining net interest expense was flat at $4.9 million for both the nine months ended September 30, 2005 and nine months ended September 30, 2004.

         We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses from continuing operations for the nine months ended September 30, 2005 and 2004.

         Our income from discontinued operations was $1.0 million for the nine months ended September 30, 2005, versus a loss of $10.0 million for the same period in 2004, an increase of $11.0 million. Our income from discontinued operations increased by $8.1 million because we discontinued recording depreciation expense on assets held for sale. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires that depreciation cease on assets classified as held for sale. Our income from discontinued operations increased by approximately $2.7 million, as the result of an increase in membership and to increases in dues and ancillary services rates. Our income from discontinued operations increased by $527,000 due to a loss on the sale of three stand-alone SportsMed facilities that occurred in the third quarter of 2004. Our income from discontinued operations decreased by $340,000 as a result of an increase in the minority interest expense at The Reebok Sport Club/NY during the nine months ended September 30, 2005 versus the same period in 2004.

         After dividends on preferred stock of $1.7 million during the nine months ended September 30, 2005 and $1.4 million during the nine months ended September 30, 2004, our consolidated net loss attributable to common stockholders was $3.9 million, or $0.20 per basic and diluted share for the nine months ended September 30, 2005, versus a loss of $17.8 million, or $0.95 per basic and diluted share for the nine months ended September 30, 2004.

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

         On March 15, 2006, our entire $100.0 million principal amount of the Senior Secured Notes are due along with $5.6 million of interest. We do not have the cash to make these payments and therefore we have decided to sell six of our Clubs for $65.0 million. On October 28, 2005, we entered into a definitive Asset Purchase Agreement for the sale of these Clubs. We also believe we will be able to mortgage our property in West Los Angeles, California and that the proceeds from the asset sale and financing will be sufficient for us to retire the entire $100.0 million of Senior Secured Notes prior to their maturity date. The closing of the transactions is expected to occur on or before December 31, 2005, however, because we do not have a commitment for the refinance of The Sports Club/LA and the closing of the Asset Purchase Agreement is subject to a number of conditions, there can be no assurance that we will be able to consummate any of these transactions. If we are unable to sell these assets or finance the West Los Angeles property, we would be required to raise additional capital by issuing equity if the bondholders are not be willing to extend the due date of the Senior Secured Notes. If those events would not occur, we would probably default on the principal payment of the Senior Secured Notes and the holders of the Senior Secured Notes could elect to foreclose on our assets.

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

Operating Activities

           At September 30, 2005, our cash balance was $8.8 million. During 2004, we generated cash flows from operating activities; both continuing and discontinued, of $1.7 million. We believe we will continue to generate positive cash flows in the future. We had various deposits that secured our performance under several contracts. In 2005, we received back $2.5 million of such deposits.

Investing Activities

           Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. Capital expenditures to maintain and update our Clubs, including costs to complete construction of The Sports Club/LA
- Beverly Hills were $4.1 million in 2004. We estimate that expenditures of between 2% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. We also expect to spend approximately $500,000 to relocate our corporate office and $600,000 during the next year to upgrade our management information systems and enhance our disaster recovery capabilities. In addition, if we successfully complete the asset sale and financing of The Sports Club/LA-Los Angeles, we plan on investing several million dollars back into the Club to maintain its condition.

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

           Other than our normal operating activities and capital expenditures, our total cash requirements for our existing operations through September 30, 2006, are estimated to be as follows (amounts in thousands):

          Indenture interest (assuming refinancing)........... $       9,513
          Corporate office relocation.........................           500
          Information system upgrades.........................           600
          Principal payments on long-term debt................       100,389
          Retirement of Series E Preferred Stock..............         2,389
                                                               -------------
                                                               $     113,391
                                                               =============



Impact of Inflation

           We do not believe inflation has had a material impact on our consolidated results of operations. We cannot provide assurance that future inflation will not have an adverse impact on our consolidated operating results and financial condition.

Seasonality of Business

           Seasonal trends have a limited impact on our operations. We typically experience a slight increase in membership sales in the first quarter. Additionally, we normally experience a slight decrease in our ancillary revenues during the summer months at our east coast Clubs due to lower membership attendance during the vacation season.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of September 30, 2005, we had Senior Secured Notes totaling $100.0 million due in March 2006. Annual interest of $11.4 million is payable semi-annually in March and September. We also have a $19.3 million loan with a fixed interest rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A change in interest rates of 1% would impact our interest expense by approximately $1.2 million per year.

           The fair value of our financial instruments as of September 30, 2005 is estimated as follows (in thousands):

          Senior Secured Notes.......................    $            98,000
          First Mortgage Notes.......................                 19,300
                                                         -------------------
                                                         $           117,300
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




                                 THE SPORTS CLUB COMPANY, INC.


Date: November 21, 2005          by    /s/ Rex A. Licklider
                                       ----------------------------------------
                                       Rex A. Licklider
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: November 21, 2005          by    /s/ Timothy M. O'Brien
                                       ----------------------------------------
                                       Timothy M. O'Brien
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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

                    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

                    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's third fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

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


Dated, November 21, 2005

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

                    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures (as of the end of the period covered by this report based on such evaluation); and

                    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's third fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

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

Dated, November 21, 2005

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                                    (i) The Report fully complies with the
requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

                                    (ii) The information contained in the Report
fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Rex A. Licklider
--------------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
November 21, 2005

                                                                   EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                                    (i) The Report fully complies with the
requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

                                    (ii) The information contained in the Report
fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Timothy O'Brien
--------------------------------------
The Sports Club Company, Inc.
Chief Financial Officer
November 21, 2005