Form 10-K
period 2005-12-31
SPORTS CLUB CO INC
filed 2006-05-17
CIK 924373

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

                   For the fiscal year ended December 31, 2005

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

             For the transition period from ___________to __________


                         Commission File Number: 1-13290

                     ---------------------------------------


                          The Sports Club Company, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    95-4479735
 (State or other jurisdiction of            (I.R.S. Employer Identificaton No.)
  incorporation or organization)

     11151 Missouri Avenue
    Los Angeles, California                                      90025
(Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number,
      including area code:                                    310-479-5200

  Securities registered pursuant to
     Section 12(b) of the Act:
         Title of each class                              Name of each exchange
                                                           on which registered

     Common Stock $.01 par value                            OTC Bulletin Board

Securities registered pursuant to
      Section 12(g) of the Act:                                    None

                     ---------------------------------------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes |_| No |X|

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $17,245,885 based on the closing sale price for the registrant's Common Stock on that date.

         The number of shares of the Registrant's Common Stock as of April 30, 2006 was 19,405,718 Common Shares.


================================================================================



<

                                     PART I

ITEM 1.   BUSINESS

General

         We were incorporated in Delaware in 1994 to consolidate the ownership of several sports and fitness clubs. We currently own and operate four Clubs under "The Sports Club/LA" name in Los Angeles, Beverly Hills, Orange County and at Rockefeller Center in New York City. Our Clubs offer a wide range of fitness and recreation options and amenities, and are marketed to affluent, health conscious individuals who desire a service-oriented, state-of-the-art club. Our Clubs are widely recognized as being among the finest sports and fitness clubs in the country.

         Our Clubs (hereinafter referred to as "Clubs" or The Sports Club/LA) are conveniently located and are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. The Sports Club/LA sites are designed as "urban country clubs," and our three large Clubs range in size from 90,000 to 140,000 square feet. The Sports Club/LA - Beverly Hills is approximately 40,000 square feet. Initiation fees and monthly membership dues at The Sports Club/LA are higher than those charged by most other sports and fitness clubs. Income from ancillary services and products, including private training, food and beverage and spa services, also constitutes a significant portion of our revenues. Our subsidiary, The SportsMed Company ("SportsMed"), operates physical therapy facilities in our Clubs in Los Angeles and Orange County.

         According to the International Health, Racquet & Sportsclub Association ("IHRSA"), the industry's leading trade organization, it is estimated that 41.3 million Americans were members of more than 23,000 sports and fitness clubs at December 31, 2004. Revenues generated by the United States sports and fitness club industry increased at a compound annual rate of 7.7% from $7.8 billion in 1995 to $14.8 billion in 2004. The industry has benefited from the general public's increasing awareness of the importance of physical exercise. Among other groups, we target members age 35 and older who, according to IHRSA, represent 54% of all memberships and are the fastest growing segment of the industry.

Recent Events

Sale of Assets and Debt Restructuring

         On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs to an affiliate of Millennium Entertainment Partners (collectively with its affiliates "Millennium") for $80.0 million pursuant to the terms of an Asset Purchase Agreement dated October 28, 2005 as amended by a First Amendment to the Asset Purchase Agreement dated January 13, 2006. Millennium is our largest stockholder and was the landlord at four of these Clubs. Concurrent with the sale, we completed a $60.0 million financing of The Sports Club/LA - Los Angeles property. Proceeds from these transactions were used to retire our $100.0 million Senior Secured Notes that were due to mature in March 2006.

         The Clubs we sold to Millennium include our interest in Reebok Sports Club/NY, and The Sports Club/LA in Washington D.C., Boston, San Francisco and the Upper East Side in New York. Our management agreement covering the Club in Miami was also terminated. We received $50.0 million in cash upon closing the sale (before transaction related costs) and received two Notes from Millennium. The first note of $22.2 million was due and collected by us on January 31, 2006. The second Note of $7.8 million is due in 2013 and is secured by a pledge of the Series C and Series D Preferred Stock owned by Millennium. Following the sale, we continue to own and operate four Clubs: The Sports Club/LA - Los Angeles, The Sports Club/LA - Beverly Hills, The Sports Club/LA - Orange County and The Sports Club/LA - New York at Rockefeller Center.

         The financing of The Sports Club/LA - Los Angeles was provided by Bank of America, N.A. The mortgage note, which matures in January 2016, is secured by all the real estate and other assets at The Sports Club/LA - Los Angeles, bears interest at 6.48% per annum and requires monthly payments of

$404,375 which amortizes the loan over a twenty-five year period. Rex Licklider, our Chief Executive Officer and D. Michael Talla, our chairman of the Board, executed limited guarantees under which the lender has recourse to Messrs. Licklider and Talla in certain circumstances. The Company, Millennium and Kayne Anderson, one of our principal shareholders have agreed to indemnify Messrs. Licklider and Talla under certain circumstances for losses under their guarantee.

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

     o group exercise studios featuring classes throughout the day and evening, seven days a week, including aerobics, yoga, dance, muscle conditioning, boxing, martial arts, bootcamps, pilates and bodymind,

     o    group cycling studios,

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

     o    valet parking, pro shops, hair salons and childcare services,

     o    sports medicine and physical therapy facilities,

     o    personal trainers to develop and supervise members' exercise routines,

     o    registered dietitians for nutritional consultations,

     o    FitLab assessment centers,

     o interactive children's classes, as well as supervised age-specific junior recreation rooms and junior programs such as gymnastics, martial arts and dance,

     o instruction in racquet sports, golf, swimming, boxing and martial arts,

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

         We operate one Club in New York City. The Sports Club/LA - New York at Rockefeller Center was opened in February 2000. This Club was designed to service the executive business community in midtown Manhattan.

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

Development of New Clubs

         Club Developments. In October 2003, we opened The Sports Club/LA - Beverly Hills. This 40,000 square foot Club is located in the heart of the Beverly Hills retail and commercial district. This Club may serve as the prototype for smaller size Clubs to be built in locations near existing Sports Club/LA sites.

         Performance of Newly Developed Clubs. Based on our experience, a newly developed Club tends to achieve significant increases in revenues until a mature membership level is reached. In the past, recently opened Clubs that have not yet achieved mature membership levels have operated at a negative cash flow or only a slight positive cash flow during the first two years of operation as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues. The Sports Club/LA - Beverly Hills has been open since October 2003 and is approaching its optimum membership level. The Club started generating positive cash flows after its first year of operation and has steadily increased its cash flow as the membership levels have increased.

Future New Club Developments

         Our Clubs are spacious modern facilities that include a wide range of amenities. Accordingly, we spend significant amounts to construct a new facility. Our current debt levels make it difficult for us to secure the financing to develop additional new sites. Therefore we would expect any new Clubs to be structured as joint ventures, partnership agreements or management arrangements. We are currently pursuing several potential new Club developments that would structured in that manner. This structure allows us to expand our brand and receive an immediate earnings stream and cash flow, with the potential for additional profits, without making the significant capital investment required to develop a club without a partner.

Sales and Marketing

         Strategy. The Sports Club/LA is marketed as an "urban country club" offering personalized attention and multiple amenities and services. We believe that the facilities and services provided and the image of The Sports Club/LA as the leader in the sports and fitness industry justifies charging a premium. Our members include professionals, sports and entertainment personalities and business people. The Sports Club/LA emphasizes personalized service and instruction and the creation of an "urban country club" atmosphere in which members can relax and socialize. Our marketing efforts at The Sports Club/LA emphasize retaining existing members, replacing members who leave with new members and increasing ancillary revenues from services such as private training and spa services.

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

         Family Programs. We believe that the family market has considerable potential, as younger members grow older, marry and have children and seek recreational activities in which the entire family can participate. To attract the family market, we have implemented Fun-N-Fit programs that offer programs to children between the ages of 6 months and 15 years and involve youth sports camps and clinics, fitness programs, art classes and birthday parties. The Sports Club/LA's weight-training, basketball and swimming pool facilities are made available to children and their parents during Family Day, and specially-designed movement classes utilizing a variety of fitness equipment are offered to younger children. The Sports Club/LA provides individualized sports instruction and offers multiple fitness activities such as gymnastics, martial arts and dance that are age appropriate.

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

         In addition, all line staff can voluntarily participate in quarterly workshops that are offered through our human resources department. Workshop topics include conflict resolution, communication and member service; topics vary depending on the Club's current training needs.

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

         The Sports Club/LA offers three types of memberships: executive, health and racquet sports. The Sports Club/LA's initiation fees and monthly membership dues vary depending on the location of the Club and the type of membership. The Sports Clubs' market rate for initiation fees range from $500 to $2,500 and monthly membership dues range from $125 to $300. Corporate, bicoastal and spousal memberships are also available. We offer the following membership options:

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

         Health Membership. Health membership is the basic membership offering unlimited use of the facility excluding those privileges associated with a racquet membership; courts are available to holders of health memberships for an additional fee. We also offer a bi-coastal membership that entitles a member to use all The Sports Club/LA locations throughout the country and an Access West membership that allows a member the ability to use all of our Clubs located on the west coast.

         Racquet Sports Membership. Racquet sports memberships are currently offered at The Sports Club/LA - Orange County. In addition to use of the Club's facilities, this membership includes unlimited use of racquetball, squash and paddle tennis.

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

Trademarks and Trade Names

         We have registered our "flying lady" logo as a stand-alone design and in combination with The Sports Club/LA name under federal trademark laws. Internationally, we have registered The Sports Club/LA name and logo in Japan and throughout Europe under a joint "European Community" trademark.

         We have also obtained federal protection for our food and nutritional products that are marketed under the trade names of Private Trainer System and PTS.

         Additionally, we have received trademark approval for several of our fitness programs, including BodyArt, REV and others. We have obtained full protection under Federal trademark laws for our SportsMed subsidiary name, Splash, the name of our spas, and For Kids Only, our childcare and children's fitness program, as each such name is used in conjunction with its stylized design. We believe our trademarks and other proprietary rights are significant elements in our marketing and branding strategies and we aggressively protect all such rights.

Government Regulation

         Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

         Statutes and regulations affecting the fitness industry have been enacted or proposed in both California and New York. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, limit the amount of prepaid revenues we can collect, afford members the right to cancel the contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility and may impose numerous limitations on the terms of membership contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and courts. We maintain internal review procedures in order to comply with these requirements and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

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

Employees

         At December 31, 2005, prior to the Millennium transaction, we had 2,619 employees, most of whom were employed on a part-time basis. At March 31, 2006, we had 1,148 employees, most of whom are employed on a part-time basis in Club operating activities such as group exercise, private training and food and beverage services. At March 31, 2006, we employed 397 full-time employees, 327 of whom were involved in The Sports Club/LA operations such as sales, management, private training, food and beverage or support staff, 25 of whom work for our SportsMed subsidiary and 45 of whom were in general and administrative functions. We are not a party to any collective bargaining agreement with our employees. Although we experience high turnover of non-management personnel, we have never experienced any labor shortages nor had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Available Information

         Quarterly and annual reports on Form 10-Q and Form 10-K can be accessed through the SEC website at http://www.sec.gov/edgar/searchedgar/webusers.htm. The website for the Public Company Accounting Oversight Board is http://www.pcaobus.org/.

ITEM 1A.  RISK FACTORS

Our future success is dependent upon our ability to attract and retain members.

         Our profitability is dependent on our ability to attract and maintain membership levels at our Clubs, and there can be no assurance that we will be successful in these efforts, or that the membership levels at one or more of our Clubs will not decline. There are numerous factors that could lead to a decline in membership levels or that could prevent us from increasing our membership at newer Clubs, including the public image of the Clubs, the ability of the Clubs to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the Clubs are located, the public's interest in Clubs and general economic conditions. In addition, from time to time we may close a Club and attempt to move members of such Club to a different Club or may have to temporarily relocate members if a Club is closed for remodeling or due to fire, earthquake or other casualty. In such cases, our inability to successfully transfer and retain members will lead to an overall membership decline. Additionally, conditions in the markets in which we operate may limit our ability to maintain or increase membership pricing without a material loss in membership. As a result of these factors, there can be no assurance that the Clubs' membership levels will be adequate to maintain or permit the expansion of their operations.

The sports and fitness industry is highly competitive and some of our competitors may have advantages over us.

         The sports and fitness industry is highly competitive. Despite recent consolidation activities, the industry remains highly fragmented. Some of our competitors are significantly larger and have greater financial and operating resources than we do. In addition, a number of individual and regional operators compete with us throughout our existing markets. These competitors compete with us both for members and for employees. We also compete with recreational facilities established by governments and businesses, the YMCA and YWCA, country clubs and weight-reducing salons, as well as products and services that can be used in the home. Other entertainment and retail businesses also compete with us for the discretionary income of our target market. We believe that additional sports and fitness competitors will emerge in the future some of which may be larger and have greater financial and operating resources than us. There can be no assurance that such competition will not have a material adverse effect on our financial condition and results of operations.

We must hire and retain qualified personnel.

         We are dependent upon the available labor pool of semi and unskilled employees. We are also subject to the Fair Labor Standards Act, which governs such matters as a minimum wage, overtime and other working conditions. A shortage in the labor pool or other general inflationary pressures or changes in applicable laws and regulations could require us to enhance our wage and benefits packages. There can be no assurance that labor costs will not increase. Any increase in such costs could have a material adverse effect on our financial condition and results of operations.

If our key management leaves the Company, it could have an adverse effect on us.

         We are dependent upon the efforts and skills of our executive officers, who have substantial experience in the sports and fitness club industry. The loss of one or more of such officers could have a material adverse impact on our operations. In addition, the development and expansion of the Company's business will require additional experienced management and operations personnel. No assurance can be given that we will be able to hire or retain such employees.

We have significant debt levels that would adversely affect our financial health.

         After the sale of five of our sports and fitness Clubs in January 2006, we continue to have approximately $80.0 million of long-term debt that is secured by our real estate in Los Angeles and Orange County, California. Our debt levels could contribute to any of the following:

     o A substantial portion of our cash flows from operations will be needed to pay our prinicipal and interest obligations, leaving less cash for capital expansion or to return to shareholders.

     o A decrease in our cash flows from operations could make it more difficult for us to meet our debt service requirements or force us to sell assets or raise additional equity.

     o Our debt levels may make it more difficult to secure additional long-term debt if we elected to finance any future expansions with debt.

     o Our loan agreements contain provisions that we must comply with or we could be declared in default of the agreements.

     o We may be more highly leveraged than some of our competitors which could put us at a competitive disadvantage.

     o Our two loans have maturity dates in 2008 and 2016 at which time we will be required to refinance a significant portion of the current debt amount. If we are unable to do so, it could have a material adverse effect on our financial position.

If we develop new Clubs their success is dependent on our ability to locate suitable sites, meet construction schedules and budgets and negotiate favorable leases or management agreements.

         We are currently pursuing several potential new Club sites. Due to our current debt levels and the significant amount of capital required to construct a new facility, we expect any new Clubs would be structured as joint ventures, partnership agreements or management agreements. Our ability to successfully develop new Clubs is dependent upon the following:

     o    Our ability to find development partners,

     o    Our ability to locate suitable sites for development,

     o    Our ability to finance any capital we would be required to invest,

     o Our ability to attract members to a newly developed Club, which will depend upon how receptive potential members are to our brand, policies and pricing,

     o    Our ability to negotiate satisafactory leases and other contracts, and

     o    Our ability to meet construction schedules and budgets.

Expanding via partnership, joint ventures or management agreements present certain inherent risks.

         We have expressed our interest in pursuing partnership, joint ventures and management agreements to expand in the future. Partnership, joint ventures and management agreements may under certain circumstances, present certain risks to us including the possibility that our partners or co-venturers might become bankrupt and that such partners or co-venturers might have economic or other business interests or objectives that are inconsistent with our interests or objectives. Such partners or co-venturers may also be in a position to take actions contrary to our interests and objectives and cause delays or impasses which may prevent us from implementing business decisions with respect to the partnerships and joint ventures. These risks are heightened in Clubs where partners or owners may, under certain circumstances, have the right to assert control over the day-to-day operations of the Clubs. There can be no assurance that the foregoing factors will not have a material adverse effect on our results of operations and financial condition.

Our Asset Purchase Agreement with Millennium prevents us from operating in certain markets.

         Until January 2011, we agreed not to own, manage or operate any sports and fitness facilities other than The Sports Club/LA - New York at Rockefeller Center in any of Millennium's territories. Those territories include all of the United States located East of the Mississippi River and several counties located in the San Francisco area. Therefore, without a waiver of that condition by Millennium we will be unable to consider any expansion opportunities in these geographical areas.

We are subject to various regulatory requirements that we can not control.

         Our operations and business practices are subject to regulation at federal, state and, in some cases, local levels. General rules and regulations of the Federal Trade Commission, and of state and local consumer protection agencies, and state statutes apply to our advertising, sales and other trade practices, including the sale of memberships and the financing and collection of membership fees. Although we are not aware of any proposed material changes in any such statutes, rules or regulations, any changes could have a material adverse effect on our financial condition and results of operations.

Our voting control is concentrated in a  small shareholder base.

         Our principal shareholders, officers, directors and their affiliates beneficially own, in the aggregate, approximately 73.1% of the outstanding shares of the Common Stock and 81.4% of the voting stock after consideration of the voting rights of our Preferred Stock. As a result, such persons, acting together, have control over all matters requiring shareholder approval.

We have engaged in numerous related party transactions and such transactions present possible conflicts of interest.

         Over the last few years the Company has entered into several related party transactions. (These transactions are disclosed in Item 13 of this Form 10-K). All such transactions were approved by our independent Board of Directors who believed they were in our best interest. Transactions of this nature present the possibility of a conflict of interest whereby the other party may advance its economic or business interests or objectives which may conflict with or be contrary to our best interest. Any such conflit could have a material adverse effect on our financial conditions and results of operations.

Our Common Stock is very thinly traded.

         A relatively small amount of our Common Stock is not owned by our four major stockholders. As a result, there is very limited daily trading in our Common Stock. This may make it difficult for a current stockholder to dispose of the stock they currently own or for a new stockholder to acquire shares of Common Stock. Also, the market price of our Common Stock could be subject to significant fluctuations that are unrelated to our operating performance or financial condition.

Our Preferred Stockholders have rights that are senior to our Common
Stockholders.

         We currently have outstanding $24.0 million of Preferred Stock, some of which is convertible into shares of Common Stock at the election of the holder. At December 31, 2005, dividends of $6.4 million have accrued on such stock and are payable to the stockholders. The Preferred Stockholders have rights that are senior to our Common Stockholders and are entitled to convert their Preferred Shares into Common Stock or redeem their Preferred Stock and receive all accumulated dividends prior to any distribution to our Common Stockholders.

Our Clubs are concentrated in two geographic areas and therefore are subject to factors that impact the local economics, including natural or man made disasters.

         We currently operate three Clubs in Southern California and one in New York City and thus our operating results are susceptible to events in those areas, including disasters such as earthquakes or acts of terrorism. All of the Clubs maintain comprehensive casualty, liability and business interruption insurance and all Clubs located in California maintain earthquake insurance. We believe our insurance coverage is in accordance with industry standards. There are, however, certain types of losses which may be either uninsurable or not economically insurable. Accordingly, there can be no assurance that any insurance proceeds will adequately compensate us for all economic consequences of any loss. Should an uninsured loss occur, we could lose both our invested capital in a particular Club or Clubs and the anticipated profits from such Club or Clubs. Any such event could have a material adverse effect on our financial condition and results of operations.

We could be subject to claims related to health or safety risks at our Clubs.

         Use of our Clubs poses some potential health risks to members or guests through exertion and use of our services and facilities including exercise equipment. There can be no assurance that a claim against us for death or an injury suffered by members or their guests while exercising at a Club will not be asserted or that we would be able to successfully defend any claim that might be asserted. We currently maintain general liability coverage; however, there can be no assurance that we will be able to maintain such liability insurance on acceptable terms in the future or that such insurance will provide adequate coverage against potential claims.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         We own the real estate at The Sports Club/LA - Orange County and The Sports Club/LA - Los Angeles (subject to a minority interest held by our Chairman D. Michael Talla). All other premises on which the Clubs are located are leased. Our owned real property is pledged to secure a $60 million mortgage note due in 2016 and our $19.3 million mortgage note due in 2008.

         The following table provides certain information concerning our Clubs:


                                                Approximate   Open Date     Own or Lease
                    Club                        Square Feet      (1)       Expiration Date    Renewal Option
                    ----                       ------------    -------   -------------------  --------------

The Sports Club/LA - Los Angeles (2).......       100,000       1994 A         Own                 N/A
The Sports Club/LA - Orange County.........       130,000       1994 A         Own                 N/A
The Sports Club/LA - Rockefeller Center....        90,000       2000 O       1/31/13        Two 5-year options
The Sports Club/LA - Beverly Hills.........        40,000       2003 O       4/30/18        One 10-year option
-------------

(1)  Date of acquisition ("A") or opening ("O").

(2) D. Michael Talla, our Chairman, has the right to 49.9% of the first $300,000 of annual operating income from the partnership, which owns The Sports Club/LA - Los Angeles.

         We remain obligated under lease agreements for four of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements that provide for all operating costs of these facilities to be assumed by the new owners.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         Our Common Stock is currently traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. ("NASD") under the symbol "SCYL." Until October 27, 2005, our Common Stock was traded on the American Stock Exchange ("AMEX") under the symbol "SCY". Trading in our Common Stock is sporadic and there is no established public trading market for the common stock. The following table sets forth the quarterly high and low sale prices for the Common Stock for the periods indicated, as reported by the AMEX or NASD.

                                                   Price Range of Common Stock
                                                   ---------------------------
                          Calendar Quarter         High                 Low
                          ----------------         ----                 ---

Year Ended December 31, 2004:
     First Quarter.............................  $  2.35         $       1.80
     Second Quarter............................     1.72                 1.45
     Third Quarter.............................     1.75                 1.26
     Fourth Quarter............................     1.84                 1.62

Year Ended December 31, 2005:
     First Quarter.............................     1.95                 1.39
     Second Quarter............................     1.95                 1.46
     Third Quarter.............................     1.69                 1.37
     Fourth Quarter............................     1.44                 0.70

Year Ending December 31, 2006:
     First Quarter ............................     1.31                 0.70

         As of April 30, 2006, we had 65 stockholders of record many of whom are banks and brokers beneficially holding shares for other individuals and entities. The closing price of our Common Stock as reported by NASD on March 31, 2006 was $1.09.

         On September 13, 2004, AMEX notified us that we had not met certain financial requirements of the AMEX continued listing standards as set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide. We were afforded an opportunity to respond and on October 21, 2004, submitted a plan to comply with the AMEX listing standards. On November 29, 2004, AMEX approved our plan and granted us an extension of time to regain compliance with the continued listing standards. On April 20, 2005, AMEX notified us that we had not met certain of the AMEX continued listing standards, specifically sections 134 and 1101, due to our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2004. Our failure to timely file our quarterly report on Form 10-Q for the quarter ended March 31, 2005 also triggered an additional deficiency under Sections 1003(d), 134 and 1101.

         On June 13, 2005, due to our stockholders' deficit, operating losses and continued inability to file our financial reports, AMEX notified us of its determination to prohibit the continued listing of our Common Stock on AMEX and to initiate delisting proceedings. We requested a hearing before the Listing Qualifications Panel of the AMEX Committee on Securities (the "Panel") to appeal the AMEX determination and on August 8, 2005, we appeared before the Panel to present our case. Based on the written and oral presentations made at the hearing, the Panel deferred its decision on the delisting of our Common Stock to September 30, 2005.

         We were able to file our financial statements by the September 30, 2005 deadline, however the AMEX staff submitted materials to the Panel concluding that upon review of our financial statements contained in our filings made on September 30, 2005, we remained out of compliance with the financial requirements of the continued listing standards and had not demonstrated the ability to become compliant with the continued listing standards. Based on the foregoing, the AMEX staff recommended that the Panel move immediately to delete our Common Stock from the AMEX. By letter dated October 19, 2005, the Panel unanimously affirmed the AMEX staff's determination to delist our Common Stock. As a result, our Common Stock was deleted from the AMEX on October 27, 2005 and we began trading on the OTC Bulletin Board maintained by NASD on the following day.

Dividend Policy

         We have never declared or paid any dividends on our Common Stock and do not intend to do so in the foreseeable future. We currently intend to redeem our Series E Preferred Stock after the May 31, 2006 redemption date and pay any accrued dividends at that point. At that time, we may also pay dividends on our Series D, C and B Preferred Stock issues.

Equity Compensation Plan Information

         The following information summarizes our equity compensation plans as of December 31, 2005.

                      Number of Securities   Weighted Average     Number of
                        to be Issued Upon     Exercise Price    Securities
                           Exercise of       of Outstanding  Remaining Available
                      Outstanding Options,   Options, Warrants   for Future
Plan Category          Warrants and Rights      and Rights        Issuance
-------------          -------------------  ------------------- ---------------


Equity compensation
plans approved by
security holders:

The Sports Club
Company, Inc. 2001
Stock Incentive
Plan..................       350,839              $3.1087           2,149,161

The Sports Club
Company, Inc. 1994
Stock Incentive Plan
(as amended and
restated June 3,
1998).................      837,494                5.5054                  --

The Sports Club
Company, Inc.
Amended and Restated
1994 Stock
Compensation Plan (1).         --                     --                   --

Equity compensation
plans not approved
by security holders:

No such plans..........        --                     --                   --
                      -----------            -------------      -------------
      Total             1,188,333                  $4.7978          2,149,161
                      ===========            =============      =============
________________

(1) 50,000 shares had been reserved under this plan for issuance to non-employee directors on an annual basis each November 15. As of 2003 all shares under the plan had been awarded and no further action has been taken or is contemplated in connection with the plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for the fiscal years ended December 31, 2001 through 2005 are derived from our consolidated financial statements. The information presented under the caption "Membership Data" is not derived from the financial statements. Such consolidated financial statements and summary financial and operating data have been reclassified as described in
Note 2 to the consolidated financial statements. The summary financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

                                                                     Fiscal Year Ended December 31,
                                                         ----------------------------------------------------
                                                            2001         2002          2003        2004        2005
                                                            ----         ----          ----        ----        ----
                                                       (Reclassified)(Reclassified)(Reclassified)(Reclassified)

                                                                 (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Membership revenues.................................  $  32,042   $  29,536     $  30,847   $  34,906      37,638
   Products and services...............................     15,837      14,209        14,828      17,234      18,567
                                                         ---------   ---------     ---------   ---------   ---------
     Total revenues....................................     47,879      43,745        45,675      52,140      56,205

  Operating expenses:
   Club operating costs...............................      23,637      19,482        21,314      26,150      26,163
   Cost of products and services.......................     13,477      11,179        11,849      14,665      15,415
   Selling and marketing...............................      2,058       1,831         1,776       1,992       1,803
   General and administrative..........................      8,116       7,114         7,517       8,148       8,079
   Pre-opening expenses...............................         405         130         2,258          46          --
   Impairment charges..................................      5,044          --            --          --      18,642
   Depreciation and amortization.......................      6,255       6,197         6,370       7,044       5,034
   Other...............................................         --          --            --       1,104          --
                                                         ---------   ---------     ---------   ---------   ---------
         Total operating expenses......................     58,992      45,933        51,084      59,149      75,136
                                                         ---------   ---------     ---------   ---------   ---------
         Loss from operations..........................    (11,113)     (2,188)       (5,409)     (7,009)    (18,931)

  Other income (expense):
    Interest, net......................................     (3,023)     (3,229)       (3,677)     (4,741)     (4,572)
    Minority interests.................................       (150)       (150)         (150)       (149)       (148)
    Other..............................................         --          97            --          --          --
                                                         ---------   ---------     ---------   ---------   ---------
         Loss from continuing operations before income
taxes and Income (loss) on discontinued operations.....    (14,286)     (5,470)       (9,236)    (11,899)    (23,651)

  Provision (benefit) for income taxes.................     14,299        (900)           --          --          --
                                                         ---------   ----------    ---------   ---------   ---------
         Loss from continuing operations...............    (28,585)     (4,570)       (9,236)    (11,899)     (23,651)


  Income (loss) on discontinued operations.............    (12,093)    (18,177)       (9,138)     (8,858)      1,402
                                                         ----------  ----------    ----------  ----------  ---------
     Net loss..........................................    (40,678)    (22,747)      (18,374)    (20,757)    (22,249)

  Dividends on Preferred Stock.........................         --         888         1,400       1,871       2,212
                                                         ---------   ---------    ---------   ---------   ---------
     Net loss attributable to common stockholders......  $ (40,678)  $ (23,635)    $ (19,774)  $ (22,628)  $ (24,461)
                                                         ==========  ==========    ==========  ==========  ==========

Net income (loss) per share attributable to common
stockholders (basic and diluted):
     Continuing operations.............................  $   (1.59)  $   (0.30)    $   (0.58)  $    (0.74) $   (1.34)
     Discontinued operations...........................      (0.68)      (1.01)        (0.50)       (0.47)      0.07
                                                         ----------  ----------    ----------  ----------- ----------
     Net income (loss) per share.......................  $   (2.27)  $   (1.31)    $   (1.08)  $    (1.21) $   (1.27)
                                                         ==========  ==========    ==========  =========== ==========

  Weighted average number of common shares outstanding:
    Basic and diluted..................................     17,939      18,080        18,316      18,733      19,231
                                                          ========    ========      ========    ========   =========




                                                                            Year ended December 31,
                                                        ------------------------------------------------------------
                                                           2001          2002         2003         2004         2005
                                                           ----          ----         ----         ----         ----
                                                      (Reclassified)(Reclassified)(Reclassified)(Reclassified)
Membership Data:
Continuing Operations:
     Beginning Membership............................       22,338       23,607        19,637      21,898      23,131
     New Sales.......................................        8,043        6,198         8,210       7,033       6,650
     Attrition.......................................        6,774        5,065         5,949       5,800       6,003
     Sold Clubs......................................           --        5,103            --          --          --
                                                        ----------   ----------    ----------   ---------   ---------
     Ending Membership...............................       23,607       19,637        21,898      23,131      23,778
                                                        ==========   ==========    ==========   =========   =========


Discontinued Operations:
     Beginning Membership............................       16,236       24,892        29,240      31,479      33,225
     New Sales.......................................       13,735       10,914        10,305      10,550       9,477
     Attrition.......................................        5,079        6,566         8,066       8,804       9,438
                                                        ----------   ----------    ----------   ---------   ---------
     Ending Membership...............................       24,892       29,240        31,479      33,225      33,264
                                                        ==========   ==========    ==========   =========   =========



                                                                                 At December 31,
                                                        -------------------------------------------------------------
                                                           2001          2002         2003         2004         2005
                                                           ----          -----        ----         ----         ----
                                                     (Reclassified)(Reclassified)(Reclassified)(Reclassified)

                                                                              (Dollars in thousands)
Balance Sheet Data:
  Cash and cash equivalents..........................   $  1,482     $   3,185     $   1,932    $   7,559       10,287
  Restricted cash....................................         --           227         4,432        3,403        1,379
  Property and equipment, net........................     94,252        81,576        86,760       82,240       60,743
  Assets held for sale...............................    148,529       140,257       133,096      124,516      127,849
  Total assets.......................................    261,043       243,261       245,498      231,542      212,562
  Deferred membership revenues (Short and Long-Term).      6,413         6,035         7,415        8,305        9,132
  Long-term debt including current installments......    115,491       104,040       121,830      119,730      119,313
  Liabilities related to assets held for sale
   (Current and Non-Current).........................     77,831        79,038        77,785       77,988       78,370
  Redeemable Preferred Stock (Series B and Series E).         --        10,727        11,761       14,796       16,125
  Stockholders' equity (deficit).....................     42,469        24,145         5,454       (9,258)     (32,082)


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

Overview

         We are currently the operator of four sports and fitness Clubs located in the Los Angeles and New York metropolitan markets. Our Clubs are spacious, modern facilities that typically include spas, restaurants, fitness centers, swimming pools and basketball courts. Our Clubs, which are named The Sports Club/LA, are recognized as among the finest sports and fitness facilities in the United States.

         Three of our four Clubs range in size from 90,000 to 140,000 square feet. Due to the size of these facilities and the additional amenities included in our Clubs, we spend significant amounts to construct a new facility. We compare the results of our Clubs based upon how long the Clubs have been open at the most recent measurement period. We categorize Clubs as either mature or recently opened. Mature Clubs are those Clubs at which we believe the membership levels have reached a stable level and based upon the amount of new membership sales and attrition, or the size of the Club, we do not believe a significant additional growth in the membership level will occur. Clubs are considered to be recently opened while the membership level is increasing. Three of the Clubs that we own are considered to be mature. The Sports Club/LA - Beverly Hills was opened in October 2003 and is now nearing its optimum membership level. Newly developed Clubs tend to achieve significant increases in revenues until a mature membership level is reached. Recently opened Clubs that have not yet achieved mature membership levels have operated at a loss or only a slight profit as a result of fixed expenses that, together with variable operating expenses, approximate or exceed membership fees and other revenues.

         In 1999, we decided to expand The Sports Club/LA brand on a national scale. We issued $100.0 million of Senior Secured Notes that were scheduled to mature in March 2006 and used the proceeds to construct six new Clubs between 2000 and 2004. We invested significant amounts of cash in the construction and operation of these new Clubs. Our operating performance and our liquidity were negatively impacted due to the initial construction cost and start up costs and the delay or failure of the Clubs to generate positive cash flows.

         During 2005, the operations of these new Clubs increased to the level where our operating cash flows were sufficient to cover our debt service and capital expenditure obligations. However, we were faced with the maturity of the $100.0 million of debt in March 2006. We therefore decided to sell some of our Clubs and seek new financing of The Sports Club/LA - Los Angeles property. On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs for $80.0 million. Concurrent with the sale, we completed a $60.0 million financing of The Sports Club/LA - Los Angeles. Proceeds from these transactions were used to retire the $100.0 million Senior Secured Notes. Following the sale, we continue to own and operate four Clubs: The Sports Club/LA - Los Angeles, The Sports Club/LA - Beverly Hills, The Sports Club/LA - Orange County and The Sports Club/LA - New York at Rockefeller Center. The operating results from the five Clubs we sold and the fees and costs associated with the Miami management agreement that has been terminated have been classified as Discontinued Operations in the accompanying consolidated financial statements and in the other parts of this Form 10-K.

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

         We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over the membership lives of each Club based on each individual Club's respective average membership life. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues for our continuing operations, represent 35.1% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Club's ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate at the Clubs we still own of 26.8% is well below the norm in the industry.

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

         Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which we receive initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, Revenue Arrangement with Multiple Elements, we determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over the average membership life. Effective in the second quarter of 2005, we started amortizing initiation fees over the membership lives of each Club based on each individual Club's respective average membership life. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last months' dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized based upon the estimated amount to be collected.

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

         Lease Accounting. We record rent expense on facilities under operating leases. The aggregate rental obligation is expensed on a straight line basis over the lease term, commencing with the date when we take possession of the property. If the lease imposes a significant economic penalty not to renew an option period, we use the initial period plus the option period as the lease term. Rent incurred before the facility is ready for use is capitalized as leasehold improvements. Effective December 15, 2005, the Company adopted FASB Staff Position 13-1 Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs incurred during construction be expensed.

         Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club. Through 2005, we evaluated our three New York City Clubs as a group since they were located in the same geographical area, were operated and evaluated as a group and memberships allowed the members to use any of the New York Clubs. Operating the Clubs as a group allowed us to compete more effectively with the local competition which also have multiple locations. Due to the sale of two New York Clubs, we now evaluate the remaining long-lived asset in New York on a stand alone basis. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. There was no impairment of long-lived assets at December 31, 2003 or 2004. At December 31, 2005, the evaluation of The Sports Club/LA - New York at Rockefeller Center resulted in an impairment charge of $18.6 million

         Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. We are required to evaluate goodwill on an annual basis or when certain events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2003, 2004 and 2005, and determined that our remaining goodwill was not impaired.

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

         Interest expense. In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, Allocation of Interest to Discontinued Operations, interest was allocated to discontinued operations based on the interest on debt that will be required to be repaid as a result of disposal transactions. On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs (see Footnote No. 5 to our consolidated financial statements appearing elsewhere in this 10-K). The proceeds of $80.0 million from the sale were required to be used to repay a portion of our $100.0 million of Senior Secured Notes (see Footnote No. 7 to our consolidated financial statements appearing elsewhere in this 10-K). Accordingly we have allocated to discontinued operations 80.0% of the interest expense associated with the Senior Secured Notes. For the years ended December 31, 2003, 2004 and 2005, the amount of interest expense allocated to discontinued operations was $9.9 million for each year.

Results of Operations

         Several reclassifications have been made to the consolidated statement of operations for the years ended December 31, 2004 and 2003, primarily due to our decision to retain The Sports Club/LA - New York at Rockefeller Center, as discussed in Note 2 to the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of

Long-Lived Assets. The following discussion that compares our results of operations for various periods is after consideration of such reclassifications.

Fiscal 2005 compared to Fiscal 2004

         Our total revenue from continuing operations for the year ended December 31, 2005, was $56.2 million, compared to $52.1 million for the same period in 2004, an increase of $4.1 million or 7.8%. Revenue increased by $2.6 million as a result of membership growth at The Sports Club/LA-Beverly Hills, which opened on October 7, 2003. Revenue increased by $1.7 million at The Sports Club/LA - Los Angeles, The Sports Club/LA - Orange County and The Sports Club/LA-Rockefeller Center as a result of dues increases, higher ancillary revenues and to the reopening of the Spa at The Sports Club/LA - Los Angeles which was closed for remodeling during part of 2004. There was a decrease in revenue of approximately $233,000 at our two SportsMed locations primarily due to decreased patient visits.

         Our club operating costs and cost of products and services increased by $763,000, or 1.9% to $41.6 million for the year ended December 31, 2005, versus $40.8 million for the same period in 2004. Club operating costs and cost of products and services increased by approximately $630,000, as a result of the increases in variable costs (mostly payroll, payroll related and utilities) associated with the increase in membership and revenues at The Sports Club/LA-Beverly Hills. Club operating costs and cost of products and services increased by approximately $471,000 at The Sports Club/LA - Los Angeles , The Sports Club/LA - Orange County and The Sports Club/LA - New York at Rockefeller Center primarily due to increased payroll and payroll related costs. There was a decrease in cost of products and services of approximately $338,000 at our two SportsMed facilities due to a decrease in the number of patient visits.

         Our selling and marketing expenses were $1.8 million for the year ended December 31, 2005, versus $2.0 million for the same period in 2004, a decrease of $189,000 or 9.5%. Selling and marketing expenses were down at each of our Clubs and in almost every category of expense due to expense control measures we undertook.

         Our general and administrative expenses were $8.1 million for the year ended December 31, 2005, versus $8.1 million for the same period in 2004, a decrease of $69,000. Payroll and payroll related expenses for the year ended December 31, 2005, decreased by approximately $891,000, primarily due to headcount decreases. Outside service fees increased by approximately $347,000 primarily due to costs incurred to retain an investment bank to assist us in evaluating alternatives to restructure our debt. Rent decreased by $89,000 due to lower rent costs at the corporate office. Legal fees increased by approximately $535,000 primarily due to recording a $600,000 reimbursement of certain legal costs incurred and expensed in prior years related to litigation at one of our Clubs. Accounting fees increased by approximately $100,000 as a result of increased audit fees necessary to complete our December 31, 2004 audit and first two quarterly reviews in 2005. Other miscellaneous general administrative expenses decreased by approximately $71,000 as a result of cost cutting measures taken by management to reduce our general and administrative expenses.

         Pre-opening expenses of $46,000 for the year ended December 31, 2004 consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

         We incurred an impairment charge during the year ended December 31, 2005, of $18.6 million. This impairment charge consisted of the write down of fixed assets at The Sports Club/LA - New York at Rockefeller Center. The future estimated cash flows from this Club were not adequate to recover the net book value of its fixed assets. As a result, we were required to write down the fixed assets to their estimated fair value.

         Our depreciation and amortization expenses were $5.0 million for the year ended December 31, 2005, versus $7.0 million for the same period in 2004, a decrease of $2.0 million or 28.5%. Depreciation and amortization expenses increased by $88,000, primarily due to capital additions made at The Sports Club/LA - Los Angeles , The Sports Club/LA - Orange County and The Sports Club/LA-Beverly Hills during 2004 and 2005. Depreciation and amortization expenses increased by $610,000 at the corporate office facility as a result of the decision to consolidate this leased office space into other facilities. We decreased the amortization period of the corporate office fixed assets from their original estimated useful lives to the projected move date of December 31, 2005. Depreciation and amortization expenses decreased by $38,000 as a result of the sale of three SportsMed locations in 2004. Depreciation and amortization expenses decreased by $2.7 million due to the classification of The Sports Club/LA - New York at Rockefeller Center to "Held For Sale" status in December 2004. Once an asset is classified as "Held For Sale" we cease recognizing depreciation expense with respect to the asset. At the end of 2005 we decided not to sell The Sports Club/LA - New York at Rockefeller Center and removed the assets from the "Held For Sale" classification and adjusted the depreciable fixed assets to their estimated fair values.

         We recorded a non-recurring charge of $1.1 million during the year ended December 31, 2004. This charge is comprised of various costs, primarily legal fees and investment banking fees, related to a proposed restructuring transaction that was initiated in April 2003 and abandoned in February 2004.

         For the years ended December 31, 2005 and 2004, we allocated $9.9 million of interest expense related to our Senior Secured Notes, to discontinued operations. The remaining net interest expense decreased by $169,000 to $4.6 million for the year ended December 31, 2005, from $4.7 million for the same period in 2004. The decrease in net interest expense was primarily the result of increased interest income earned on larger invested cash balances and to the pay-down of equipment financing loans and other debt.

         We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses from continuing operations for the years ended December 31, 2005 and 2004.

         Our income from discontinued operations was $1.4 million for the year ended December 31, 2005, versus a loss of $8.3 million for the same period in 2004, an increase of $9.7 million. Our income from discontinued operations increased by $8.1 million because we discontinued recording depreciation expense on assets held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.. Our income from discontinued operations increased by approximately $1.5 million as a result of an increase in membership and to increases in dues and ancillary services rates. Our income from discontinued operations increased by $527,000 due to a loss on the sale of three stand-alone SportsMed facilities that occurred in the third quarter of 2004. Our income from discontinued operations decreased by $396,000 as a result of an increase in the minority interest expense at Reebok Sports Club/NY during the year ended December 31, 2005 versus the same period in 2004.

         After the income (loss) from discontinued operations and dividends on preferred stock of $2.2 million in 2005 and $1.9 million in 2004, our consolidated net loss attributable to common stockholders was $24.5 million, or $1.27 per basic and diluted share for the year ended December 31, 2005, versus a loss of $22.6 million, or $1.21 per basic and diluted share for the year ended December 31, 2004.

         Our results in 2005 are not indicative of our future results, primarily due to the Millennium transaction described in "Recent Developments."

Fiscal 2004 compared to Fiscal 2003

         Our total revenue from continuing operations for the year ended December 31, 2004, was $52.1 million, compared to $45.7 million for the same period in 2003, an increase of $6.4 million or 14.2%. Revenue increased by $6.5 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Revenues at The Sports Club/LA - Los Angeles , The Sports Club/LA - Orange County, The Sports Club/LA - New York at Rockefeller Center and our remaining SportsMed facilities, decreased approximately $100,000 from the prior year.

         Our club operating costs and cost of products and services increased by $7.6 million (23.1%) to $40.8 million for the year ended December 31, 2004, versus $33.2 million for the same period in 2003. Club operating costs and cost of products and services increased by $6.7 million as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003. Club operating costs and cost of products and services increased by approximately $900,000 at The Sports Club/LA - Los Angeles , The Sports Club/LA - Orange County, The Sports Club/LA - New York at Rockefeller Center and our remaining SportsMed facilities primarily due to increased payroll and payroll related costs at The Sports Club/LA Clubs and to an increase in our reserve for bad debts of $200,000 related to our remaining SportsMed facilities.

         Our selling and marketing expenses were $2.0 million for the year ended December 31, 2004, versus $1.8 million for the same period in 2003, an increase of $216,000 or 12.2%. Selling and marketing expenses increased by $450,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and decreased by $234,000 at The Sports Club/LA - New York at Rockefeller Center.

         General and administrative expenses were $8.1 million for the year ended December 31, 2004, versus $7.5 million for the same period in 2003, an increase of $631,000. Payroll and payroll-related expenses for the year ended December 31, 2004 increased by $570,000, primarily due to normal compensation and headcount increases. Legal fees decreased by approximately $400,000, primarily due to the reimbursement of certain legal costs recognized in 2003 related to litigation at one of our Clubs. Outside service fees increased by $533,000, primarily due to costs incurred to retain an investment bank to assist us in evaluating alternatives to restructure our debt and due to costs incurred for an advisor regarding certain potential real estate transactions. There were other minor increases and decreases in other general and administrative expenses resulting in a decrease of $72,000.

         Pre-opening expenses of $46,000 and $2.3 million for the years ended December 31, 2004 and 2003, respectively, consisted of expenses related to The Sports Club/LA-Beverly Hills, which opened on October 7, 2003.

         Our depreciation and amortization expenses were $7.0 million for the year ended December 31, 2004, versus $6.4 million for the same period in 2003, an increase of $674,000 or 10.6%. Depreciation and amortization expenses increased by $561,000 as a result of the opening of The Sports Club/LA-Beverly Hills on October 7, 2003 and by $113,000 primarily due to capital additions made at The Sports Club/LA - Los Angeles , The Sports Club/LA - Orange County and The Sports Club/LA - New York at Rockefeller Center during 2003 and 2004.

         We recorded an operating expense of $1.1 million during the year ended December 31, 2004 comprised of various costs, primarily legal fees and investment banking fees, related to a proposed equity transaction that was initiated in April 2003 and abandoned in February 2004.

         In the years ended December 31, 2004 and 2003 we allocated $9.9 million of interest expense to discontinued operations. Our net remaining interest expense increased by $1.1 million (28.9%) to $4.8 million for the year ended December 31, 2004, versus $3.7 million for the same period in 2003. Net interest expense increased by $708,000 as a result of interest incurred on a $20.0 million five-year mortgage loan, which funded on June 12, 2003. Net interest expense increased by $432,000 due to the termination of the capitalization of interest on our construction costs for The Sports Club/LA-Beverly Hills in 2003 when the Club was ready for use. Net interest expense decreased by $76,000 primarily as a result of capital lease payoffs at The Sports Club/LA - New York at Rockefeller Center.

         We did not record any federal or state deferred tax benefit related to our consolidated loss from continuing operations for the years ended December 31, 2004 and 2003.

         Our loss from discontinued operations was $8.9 million for the year ended December 31, 2004, versus $9.1 million for the same period in 2003, a decrease of $280,000 or 3.1%. Our net loss decreased primarily as a result of a 5.6% increase in membership at our Clubs held for sale during the year ended December 31, 2004 and to annual rate increases for monthly dues and other ancillary services. In 2004, we also sold three SportsMed facilities that we classified as discontinued operations. We recorded a loss on the disposal of these three SportsMed facilities of $527,000 during September 2004.

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

Liquidity and Capital Resources

Liquidity

         In 1999, we decided to expand The Sports Club/LA brand on a national scale. We issued $100.0 million of Senior Secured Notes that were scheduled to mature in March 2006 and used the proceeds to construct six new Clubs between 2000 and 2004. We invested significant amounts of cash in the construction and operations of these new Clubs. As typically happens when a new Club is open, these Clubs operated at minimal or negative cash flows during their early stages of operation as their membership levels were increasing. Because of this, we did not have cash on hand to meet our interest obligations under the Senior Secured Notes and therefore, between March 2002 and September 2004, we raised $24.0 million through four separate Preferred Stock issuances. During 2005, the operations of these new Clubs increased to the level where our operating cash flows were sufficient to cover our debt service and capital expenditure requirements. However, we were faced with the maturity of the $100.0 million of debt in March 2006. We therefore decided to sell some of our Clubs and seek new financing of The Sports Club/LA - Los Angeles property. On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs for $80.0 million. Concurrent with the sale, we completed a $60.0 million financing of The Sports Club/LA - Los Angeles. Proceeds from these transactions were used to retire the $100.0 million Senior Secured Notes.

         Following the sale, we continue to own and operate four Clubs. We believe our remaining consolidated operations will generate sufficient cash flows to cover our operating costs and debt service obligation for the current year. As of January 31, 2006, we have over $30.0 million of cash on hand to fund our operations going forward.

         We plan on spending more than the normal amount on capital expenditures at three of our Clubs during 2006. Normally, we would expect to spend between 3-4% of revenues on capital expenditures. This would approximate $2.0 million per year. In 2006, we plan on replacing much of our cardio vascular and weight training equipment, carpeting, audio visual equipment and lockers at these three Clubs as well as making other significant capital expenditures. Therefore, we have budgeted $7.6 million for capital expenditures in 2006.

         We also intend to retire our Series E Preferred Stock after May 31, 2006 when it can be redeemed. We expect to use $2.4 million of cash to redeem the stock and accrued dividends. At that time we may also pay all accrued dividends on the Series B, C and D Preferred Stock as well as retire the Series C and D Preferred Stock owned by Millennium. This would result in the retirement of an additional $13.4 million of Preferred Stock and accrued dividends. We would only be required to use $5.3 million of cash to make these redemptions since the amounts due to Millennium will be offset against a Note receivable we currently have from them. Our Board of Directors has not yet approved these transactions.

         Substantial funds are required to develop additional new Clubs. Our current debt levels make it difficult for us to secure the financing to develop additional new sites. Therefore we would expect any new Clubs to be structured as joint ventures, partnership agreements or management arrangements. We are currently pursuing several potential new Club developments that would be structured in that manner. This structure would allow us to expand our brand and receive an immediate earnings stream and cash flow, with the potential for additional profits, without making the significant capital investment required to develop a club without a partner.

Operating Activities

         At December 31, 2005, our cash balance was $10.3 million. In January 2006, we completed the sale of five Clubs, financed The Sports Club/LA - Los Angeles and retired our $100.0 million Senior Secured Notes leaving us with over $30.0 million of cash as of January 31, 2006. During 2005, we generated cash flows from operating activities, from continuing operations, of $4.8 million. We believe we will continue to generate positive cash flows in the future.

         During 2005, we used $669,000 of cash flow to support our discontinued operations.

Investing Activities

         Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. In 2005, capital expenditures to maintain and update our Clubs, were $2.2 million for continuing operations and $880,000 for discontinued operations. We normally estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. However, in 2006 we plan on spending approximately $7.6 million in capital expenditures at our four Clubs. We plan to replace most cardio vascular and weight training equipment, carpeting, audio visual equipment and lockers at our three established Clubs and upgrade our management information systems and enhance our disaster recovery capabilities.

         We currently have no definitive plans for new Club developments that would require our own capital. However, we are in preliminary discussion with several parties about the possibility of developing new Clubs under management agreements.

Financing Activities

         On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006, with interest due semi-annually. The Senior Secured Notes were issued pursuant to the terms of an indenture agreement dated April 1, 1999 (the "Indenture"). The Senior Secured Notes were secured by substantially all of our assets, other than certain excluded assets. The Senior Secured Notes were repaid in January 2006 with the proceeds from the sale of five of our Clubs and the financing of The Sports Club/LA - Los Angeles.

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

         In March 2004, three of our principal shareholders purchased $6.5 million of a newly created class of Series D Convertible Preferred Stock in a private placement offering. The proceeds were used to pay the March 15, 2004 interest payment on our Senior Secured Notes and to provide additional working capital. In September 2004, three of our principal shareholders purchased $2.0 million of a newly created class of Series E Preferred Stock in another private placement offering. The proceeds were used to pay the September 15, 2004 interest payment on our Senior Secured Notes. The Series E Preferred Stock may be redeemed at any time after May 31, 2006.

         In January 2006, we secured a $60.0 million mortgage note at The Sports Club/LA - Los Angeles. The note, which matures in January 2016, is secured by all the real estate and other assets at The Sports Club/LA - Los Angeles, bears interest at 6.48% per annum and requires monthly payments of $404,375 which amortizes the loan over a twenty-five year period. Two of our shareholders executed limited guarantees under which the lender has recourse to them in certain circumstances. We have agreed to indemnify these shareholders under certain circumstances for losses under this guarantee. In exchange for the guarantee, we agreed to pay each guarantor a fee equal to .75% per annum of the average outstanding principal balance of the loan. At our discretion, such fees may be paid in Common Stock, cash or a combination thereof.

Contractual Obligations

         The following schedule lists known contractual obligations (amounts in thousands) as of December 31, 2005:


                                                             Less                                             More
                                                            Than 1               1-3           3-5           Than 5
Contractual Obligations                       Total          Year               Years         Years           Years
-----------------------                       -----          ----               -----         -----           -----

Senior Secured Notes (1)..............      $  100,000      $  100,000      $      --      $     --      $       --
Interest on Senior Secured Notes (1)..           4,424           4,424             --            --              --
Mortgage note (2).....................          19,250             350         18,900            --              --
Interest on mortgage note (2).........           3,521           1,384          2,137            --              --
Equipment financing loans (3).........              63              20             43            --              --
Interest on equipment financing
     loans (3)........................              11               6              5            --              --
Operating leases (4)..................          50,682           5,509         11,226        11,734          22,213
Minority interest (5).................           1,050             150            900            --              --
Redeemable Preferred Stock (6)........          16,126           2,296             --        13,830              --
                                            -----------     -----------    -----------     ---------     -----------
Total                                       $  195,127      $  114,139     $   33,211      $ 25,564      $   22,213
                                            ===========     ===========    ===========     =========     ===========
-------------

(1) On April 1, 1999, we issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 with interest due semi-annually. On January 13, 2006, we retired the Senor Secured Notes but were required to pay interest through February 5, 2006.

(2) On June 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; and requires a final principal payment of $18.3 million on July 1, 2008.

(3) The equipment financing loans are secured by related furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years.

(4) We lease certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring us to pay all real estate taxes, insurance and maintenance expenses), and, for our Clubs included in continuing operations, have an average remaining term of 19.72 years, including renewal options which are included in the lease term, with the earliest lease expiration date of January 31, 2013. We are also obligated under lease agreements for six of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Amounts due for Spectrum Club leases are excluded from this table. (See Note 8 to Consolidated Financial Statements). This table also excludes amounts due under operating leases related to Clubs that were sold in January 2006 and whose operations are included in discontinued operations in our Consolidated Financial Statements. We have no continuing obligations under these operating leases .

(5) We own a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and D. Michael Talla, our Chairman, beneficially owns the remaining 49.9%. We have the option to redeem Mr. Talla's preferred partnership interest for $600,000, which expires on December 31, 2008. We have included the annual preferred distribution of $149,700 to Mr. Talla in the above table for the next three years and the redemption amount is included in 2008 (Year 3).

(6) On March 18, 2002, we issued 10,500 shares of Series B Preferred Stock. The stock is redeemable by the stockholders on March 18, 2009. On September 14, 2004, we issued 20,000 shares of Series E Preferred Stock. The stock is redeemable by the stockholders after May 31, 2006. The amount of dividends payable on the redemption date is included in the above table.

Impact of Inflation

         We do not believe inflation has had a material impact on our results of operations for any of the years in the three-year period ended December 31, 2005. We cannot provide assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Seasonality of Business

         Seasonal trends have a limited impact on our operations. We typically experience a slight increase in membership sales in the first quarter. Additionally, we normally experience a slight decrease in our revenues during the summer months at our New York Clubs due to lower membership attendance.

Forward Looking Statements

         From time to time we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. The forward-looking statements generally appear in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements may also be found in our other reports filed with the Securities and Exchange Commission and in our press releases and other public disclosures. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to unforeseen developments, including developments relating to the following:

     o    the   availability  and  adequacy  of  our  cash  flow  and  financing facilities for our requirements, including payment of our mortgage notes,

     o our ability to attract and retain members, which depends on competition, market acceptance of new and existing sports and fitness clubs and services, demand for sports and fitness club services generally and competitive pricing trends in the sports and fitness market,

     o    our ability to successfully develop new sports and fitness clubs,

     o disputes or other problems arising with development partners or landlords,

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our current financing bears interest at a fixed rate and is not subject to interest rate risk. We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2005, we had Senior Secured Notes totaling $100.0 million due in March 2006 bearing an interest rate of 11.375%. Annual interest of $11.4 million was payable semi-annually in March and September. On January 13, 2006, we repaid the Senior Secured Notes and borrowed $60.0 million, which bears interest at a fixed rate of 6.48%. We also have a $19.3 million loan with a fixed rate of 7.25% that matures and requires a final principal payment of $18.3 million on July 1, 2008. A hypothetical increase in interest rates of 1% would have increased our interest expense by approximately $1.2 million per year.

         The fair value of our financial instruments as of December 31, 2005 is estimated as follows (in thousands):

        Senior Secured Notes.......................    $           100,000
        First Mortgage Note........................                 19,250
                                                       -------------------
                                                       $           119,250
                                                       ===================

ITEM  8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm
for 2005 and 2004..................................................          F-1

Report of Independent Registered Public Accounting Firm for 2003...          F-2

Consolidated Balance Sheets as of December 31, 2004 and 2005.......          F-3

Consolidated Statements of Operations for each of the Years in the
Three-Year Period ended December 31, 2005..........................          F-4

Consolidated Statements of Stockholders' Equity (Deficit) for each
of the Years in the Three-Year Period ended December 31, 2005......          F-5

Consolidated Statements of Cash Flows for each of the Years in the
Three-Year Period ended December 31, 2005...........................         F-6

Notes to Consolidated Financial Statements..........................         F-7

                    Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts...................................        F-35

           All other schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or notes thereto.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Sports Club Company, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of The Sports Club Company, Inc. and subsidiaries as of December 31, 2004 and 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended. Our audits also included the financial statement schedule listed at the index in Item 8 as of and for the years ended December 31, 2004 and 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sports Club Company, Inc. and Subsidiaries as of December 31, 2004 and 2005 and the results of its operations and its cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 17, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Sports Club Company, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Sports Club Company, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Los Angeles, California
May 24, 2004, except as to
Notes 2 and 5, which are as of
May 3, 2006

                          THE SPORTS CLUB COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2005
                    (in thousands, except per share amounts)

                                     ASSETS

                                                                                               2004          2005
                                                                                               ----          ----
                                                                                            (Reclassified)
Current assets:
    Cash and cash equivalents..........................................................     $   7,559    $  10,287
    Accounts receivable, net of allowance for doubtful accounts of $443 and $464 at
      December 31, 2004 and 2005, respectively.........................................         2,256        1,883
    Inventories........................................................................           695          435
    Prepaid expenses...................................................................           981        1,353
    Assets held for sale...............................................................       124,516      127,849
                                                                                            ---------    ---------
         Total current assets..........................................................       136,007      141,807

Property and equipment, net...........................................................         82,240       60,743
Goodwill...............................................................................         7,315        7,315
Restricted cash........................................................................         3,403        1,379
Other assets...........................................................................         2,577        1,318
                                                                                            ---------    ---------
                                                                                            $ 231,542    $ 212,562
                                                                                            =========    =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $  65,444    $ 100,373
    Accounts payable...................................................................         2,040        2,454
    Accrued liabilities................................................................         9,777       10,975
    Deferred revenues..................................................................         7,688        8,846
    Liabilities related to assets held for sale........................................        77,988       78,370
                                                                                            ---------    ---------
         Total current liabilities.....................................................       162,937      201,018

Notes payable and equipment financing loans, less current installments.................        54,286       18,940
Deferred lease obligations.............................................................         7,564        7,675
Deferred revenues, less current portion................................................           617          286
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       226,004      228,519

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding at December 31, 2004 and 2005
    (liquidation preference of $13,148 and $14,098 at December 31, 2004 and 2005,
    respectively)......................................................................        12,796       13,830
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued and outstanding at December 31, 2004 and 2005 (liquidation preference of $2,000 and
    $2,295 at December 31, 2004 and 2005, respectively).................................        2,000        2,295

Stockholders' equity (deficit):
    Preferred Stock, $.01 par value, 899,500 shares authorized at December 31,
      2004 and 2005; no shares issued or outstanding...................................            --           --
    Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding at December 31, 2004 and 2005 (liquidation preference of
      $6,040 and $6,490 at December 31, 2004 and 2005, respectively)............ ......         6,040        6,490
    Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized;
      issued and outstanding at December 31, 2004 and 2005; (liquidation preference of
      $6,971 and $7,556 at December 31, 2004 and 2005, respectively)...................         6,543        7,128
    Common Stock, $.01 par value, 40,000,000 shares authorized;
      21,074,717 shares issued and outstanding at December 31, 2004 and 2005...........           211          211
    Additional paid-in capital.........................................................        98,392       96,028
    Accumulated deficit................................................................      (106,974)    (129,223)
    Treasury Stock, at cost, 2,097,079 and 1,668,999 shares at
      December 31, 2004 and 2005, respectively.........................................       (13,470)     (12,716)
                                                                                            ----------   ----------
         Total Stockholders' equity (deficit)..........................................        (9,258)     (32,082)
                                                                                            ----------   ----------
                                                                                            $  231,542   $  212,562
                                                                                            ===========  ==========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three-Year Period ended December 31, 2005
                    (in thousands, except per share amounts)

                                                                                 2003           2004           2005
                                                                                 ----           ----           ----
                                                                             (Reclassified) (Reclassified)
Revenues:
    Membership revenues.................................................     $    30,847    $     34,906   $     37,638
    Products and services...............................................          14,828          17,234         18,567
                                                                             -----------    ------------   ------------
         Total revenue..................................................          45,675          52,140         56,205

Operating expenses:
    Club operating costs................................................          21,314          26,150         26,163
    Cost of products and services.......................................          11,849          14,665         15,415
    Selling and marketing...............................................           1,776           1,992          1,803
    General and administrative..........................................           7,517           8,148          8,079
    Pre-opening expenses................................................           2,258              46             --
    Impairment charge...................................................              --              --         18,642
    Depreciation and amortization.......................................           6,370           7,044          5,034
    Other...............................................................              --           1,104             --
                                                                             -----------    ------------   ------------
         Total operating expenses.......................................          51,084          59,149         75,136
                                                                             -----------    ------------   ------------
             Loss from operations.......................................          (5,409)         (7,009)       (18,931)

Other expense:
    Interest, net.......................................................          (3,677)         (4,741)        (4,572)
    Minority interests..................................................            (150)           (149)          (148)
                                                                             ------------   -------------  -------------

             Loss from continuing operations............................          (9,236)        (11,899)       (23,651)

Discontinued operations:
    Income (loss) from operations of discontinued operations............          (9,138)         (8,331)          1,402
    Loss on disposal....................................................              --            (527)             --
                                                                             -----------    -------------  -------------
             Income (loss) from discontinued operations.................          (9,138)         (8,858)          1,402
                                                                             ------------   -------------  -------------
             Net loss...................................................         (18,374)        (20,757)        (22,249)

Dividends on Preferred Stock............................................           1,400           1,871           2,212
                                                                             -----------    ------------   -------------

             Net loss attributable to common stockholders...............     $   (19,774)   $    (22,628)  $     (24,461)
                                                                             ============   =============  =============


Net loss per share - basic and diluted:
     Continuing operations..............................................     $     (0.58)   $      (0.74)  $       (1.34)
     Discontinued operations............................................           (0.50)          (0.47)           0.07
                                                                             ------------   -------------  -------------
         Net loss per share.............................................     $     (1.08)   $      (1.21)  $       (1.27)
                                                                             ============   =============  =============


Weighted average number of common shares outstanding:
    Basic and diluted...................................................          18,316          18,733          19,231
                                                                             ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Three-Year Period ended December 31, 2005
                                 (in thousands)


                                             Preferred Stock  Preferred Stock                 Additional
                                                Series C          Series D       Common Stock   Paid-in Accumulated   Treasury Stock
                                             Shares   Amount  Shares   Amount  Shares   Amount  Capital   Deficit    Shares   Amount
                                             ------   ------  ------   ------  ------   ------  -------   -------    ------   ------

Balance, December 31, 2002...................   5   $ 5,140   $  --  $    --  21,069  $   211  $101,821 $ (67,843)   2,965 $(15,184)
     Net loss................................  --        --      --       --      --       --       --    (18,374)      --        --
     Issuance of Common Stock to outside
     directors...............................  --        --      --       --       6       --       12         --       --        --
     Reissuance of Treasury Stock for loan
     guarantee fee...........................  --        --      --       --      --       --       --         --    (213)       472
     Reissuance of Treasury Stock for
     employee stock plans....................  --        --      --       --      --       --       --         --    (102)       234
     Accretion of dividends on Series B
     Preferred Stock.........................  --        --      --       --      --       --    (950)         --       --        --
     Accretion of dividends on Series C
     Preferred Stock.........................  --       450      --       --      --       --    (450)         --       --        --
     Accretion of issuance costs on Series B   --        --      --       --      --       --     (85)         --       --        --
                                             ----   -------  ------  -------  ------  -------  -------  ---------   ------  --------

Balance, December 31, 2003...................   5     5,590      --       --  21,075      211  100,348    (86,217)   2,650  (14,478)
     Net loss................................  --        --                       --       --       --    (20,757)      --        --
     Issuance of Series D Preferred Stock....  --        --      65    6,072      --       --       --         --       --        --
     Reissuance of Treasury Stock for loan
     guarantee fee...........................  --        --      --       --      --       --       --         --    (411)       752
     Reissuance of Treasury Stock for
     employee stock plans....................  --        --      --       --      --       --       --         --    (142)       256
     Accretion of dividends on Series B
     Preferred Stock.........................  --        --      --       --      --       --    (950)         --       --        --
     Accretion of dividends on Series C
     Preferred Stock.........................  --       450      --       --      --       --    (450)         --       --        --
     Accretion of dividends on Series D
     Preferred Stock.........................  --        --      --      471      --       --    (471)         --       --        --
     Accretion of issuance costs on Series B
     Preferred Stock.........................  --        --      --       --      --       --     (85)         --       --        --
                                             ----   -------  ------  -------  ------  -------  -------  ---------   ------  --------

Balance, December 31, 2004...................   5     6,040      65    6,543  21,075      211   98,392   (106,974)   2,097  (13,470)
     Net loss................................  --        --      --       --      --       --       --    (22,249)      --        --
     Accretion of dividends on Series E
     Preferred Stock.........................  --        --      --       --      --       --    (295)         --       --        --
     Accretion of dividends on Series D
     Preferred Stock.........................  --        --      --      585      --       --    (585)         --       --        --
     Reissuance of Treasury Stock for loan
     guarantee fee...........................  --        --      --       --      --       --       --         --    (255)       438
     Reissuance of Treasury Stock for
     employee stock plans....................  --        --      --       --      --       --       --         --    (173)       316
     Accretion of dividends on Series B
     Preferred Stock.........................  --        --      --       --      --       --    (950)         --       --        --
     Accretion of issuance costs on Series B
     Preferred Stock.........................  --        --      --       --      --       --     (84)         --       --        --
     Accretion of dividends on Series C
     Preferred Stock........................   --       450      --       --      --       --    (450)         --       --        --
                                             ----   -------  ------  -------  ------  -------  -------  ---------   ------  --------
Balance, December 31, 2005...................   5   $ 6,490      65  $ 7,128  21,075  $   211  $96,028  $(129,223)   1,669 $(12,716)
                                             ====   =======  ======  =======  ======  =======  =======  ==========  ====== =========



          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three-year Period ended December 31, 2005
                                 (in thousands)

                                                                                 2003         2004         2005
                                                                                 ----         ----         ----
                                                                             (Reclassified)(Reclassified)
Cash flows from operating activities:
    Net loss.............................................................    $(18,374)     $(20,757)    $ (22,249)
    Adjustments to reconcile net loss to cash provided by (used in)
    operating activities:
         (Income) loss from discontinued operations......................       9,138         8,858        (1,402)
         Depreciation and amortization...................................       6,370         7,044         5,034
         Related party costs settled with Common Stock...................         718         1,008           754
         Minority interests expense......................................         150           149           148
         Distributions to minority interests.............................        (150)         (149)         (148)
         Impairment charge...............................................          --            --        18,642
         (Increase) decrease in:
             Accounts receivable, net....................................         (75)           98           373
             Inventories.................................................         151          (100)          260
             Other current assets........................................        (651)          376          (372)
             Other assets, net...........................................          72         5,079         1,259
         Increase (decrease) in:
             Accounts payable............................................         (81)         (424)          414
             Accrued liabilities.........................................         348          (998)        1,198
             Deferred revenues...........................................       1,380           891           827
             Accrued lease obligations...................................        (166)          150           111
                                                                             ---------     --------     ---------
                Net cash provided by (used in) operating activities......      (1,170)        1,225         4,849

Cash flows from (used in) investing activities:
    Capital expenditures.................................................      (9,679)       (2,524)       (2,179)
    (Increase) decrease in restricted cash...............................      (4,205)         1,029         2,024
                                                                              --------      --------     ---------
                Net cash provided by (used in) investing activities......     (13,884)        (1,495)         (155)

Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock - net of costs.............          --         8,072            --
    Proceeds from notes payable and equipment financing loans............      30,741            --            --
    Repayments of notes payable and equipment financing loans............     (13,710)       (2,100)         (417)
                                                                             ---------     ---------    ----------
                Net cash provided by (used in) financing activities......      17,031         5,972          (417)
                                                                             --------      --------     ----------
                Net cash provided by continuing operations...............       1,976         5,702          4,277

Cash flows (used in) discontinued operations:
    Operating activities - Net cash provided by (used in)................      (2,312)          441          (669)
    Investing activities:
      Proceeds from sale of SportsMed facilities.........................          --           600            --
      Capital expenditures...............................................        (918)       (1,116)         (880)
                                                                             ---------     ---------    ----------
             Net cash (used in) discontinued operations..................      (3,230)          (75)       (1,549)
                                                                             ---------     ---------    ----------
             Net increase (decrease) in cash and cash equivalents........      (1,253)         5,627        2,728
Cash and cash equivalents at beginning of year...........................       3,185          1,932        7,559
                                                                             --------      ---------    ---------
Cash and cash equivalents at end of year.................................    $  1,932      $   7,559    $  10,287
                                                                             ========      =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest...............................    $ 12,500      $ 12,912     $  13,048
                                                                             ========      ========     =========
    Cash paid during the year for income taxes...........................    $    386      $    792     $     380
                                                                             ========      ========     =========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2004 and 2005

1. Organization

         The Sports Club Company, Inc. (the "Company") operates sports and fitness Clubs ("Clubs"), primarily under the The Sports Club/LA name. The Sports Club/LA sites are developed as "urban country clubs" offering a full range of services including numerous fitness and recreation options, diverse facilities and other amenities. The Sports Club/LA is marketed to affluent, health conscious individuals who desire a premier Club.

2. Reclassification

         In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness Clubs to an affiliate of Millennium Entertainment Partners (collectively with its affiliates "Millennium") for $65.0 million. Accordingly, the Company reported the operating results of these six Clubs as discontinued operations and their assets and liabilities as held for sale in the consolidated financial statements included in the Company's 2004 10-K.

         As discussed above, the consolidated financial statements for 2003 and 2004 previously reported the assets and liabilities of The Sports Club/LA - New York at Rockefeller Center as held for sale and reported the operations of this Club as part of discontinued operations. In November 2005, the Company decided to retain ownership of this Club. Accordingly, the consolidated financial statements have been revised to include the assets, liabilities and operating results of this club as part of continuing operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets.

         A reclassified consolidated balance sheet at December 31, 2004 and a reclassified consolidated statement of operations for the years ended December 31, 2003 and 2004, reflecting the above reclassification are presented below. The amounts are in thousands, except per share amounts:

         The consolidated statements of cash flows for 2003 and 2004 presented elsewhere in this 2005 Form 10-K have also been reclassified to reflect The Sports Club/LA - New York at Rockefeller Center as a continuing operation.



                                                                                   Consolidated Balance Sheet
                                                                                      At December 31, 2004
                                  ASSETS
                                                                                As      Discontinued        As
                                                                             Reported    Operations    Reclassified
                                                                             --------    ----------    ------------
Current assets:
    Cash and cash equivalents..............................................  $   7,559  $        --    $   7,559
    Accounts receivable, net of allowance for doubtful accounts...........       2,030          226        2,256
    Inventories............................................................        662           33          695
    Prepaid expenses.......................................................        993          (12)         981
    Assets held for sale...................................................    143,408      (18,892)     124,516
                                                                             ---------  ------------   ---------
         Total current assets..............................................    154,652      (18,645)     136,007

Property and equipment, net................................................     63,622       18,618       82,240
Goodwill...................................................................      7,315           --        7,315
Restricted cash............................................................      3,403           --        3,403
Other assets...............................................................      2,550           27        2,577
                                                                             ---------  -----------    ---------
                                                                             $231,542   $        --    $ 231,542
                                                                             ========   ===========    =========



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current installments of notes payable and equipment financing loans....  $  65,444  $        --    $  65,444
    Accounts payable.......................................................      2,040           --        2,040
    Accrued liabilities....................................................      9,481          296        9,777
    Deferred revenues......................................................      6,013        1,675        7,688
    Liabilities related to assets held for sale............................     85,169       (7,181)      77,988
                                                                             ---------  ------------   ---------
         Total current liabilities.........................................    168,147       (5,210)     162,937

Notes payable and equipment financing loans, less current installments.....     54,286           --       54,286
Deferred lease obligations.................................................      2,354        5,210        7,564
Deferred revenues, less current portion....................................        617           --          617
Minority interest..........................................................        600           --          600
                                                                             ---------  -----------    ---------
         Total liabilities.................................................    226,004           --      226,004

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B...........................     12,796           --       12,796
Redeemable Preferred stock, Series E....................................         2,000           --        2,000

Stockholders' equity (deficit):
    Convertible Preferred Stock, Series C..................................      6,040           --        6,040
    Convertible Preferred Stock, Series D..................................      6,543           --        6,543
    Common Stock...........................................................        211           --          211
    Additional paid-in capital.............................................     98,392           --       98,392
    Accumulated deficit....................................................  (106,974)           --     (106,974)
    Treasury Stock, at cost.............................................      (13,470)           --      (13,470)
                                                                             ---------  -----------    ----------
         Total Stockholders' equity (deficit)..............................    (9,258)           --       (9,258)
                                                                             ---------  -----------    ----------
                                                                             $ 231,542  $        --    $  231,542
                                                                             =========  ===========    ==========




                                                          Consolidated Statement of Operations
                                                              Year Ended December 31, 2003
                                                             As        Discontinued       As
                                                          Reported     Operations    Reclassified
                                                          --------     ----------    ------------
Revenues:
    Membership revenues...............................  $    25,141    $     5,706   $    30,847
    Products and services.............................       11,904          2,924        14,828
                                                        -----------    -----------   -----------
         Total revenue................................       37,045          8,630        45,675

Operating expenses:
    Club operating costs..............................       12,567          8,747        21,314
    Cost of products and services.....................        9,517          2,332        11,849
    Selling and marketing.............................        1,043            733         1,776
    General and administrative........................        7,517             --         7,517
    Pre-opening expenses..............................        2,258             --         2,258
    Depreciation and amortization.....................        3,706          2,664         6,370
                                                        -----------    -----------   -----------
         Total operating expenses.....................       36,608         14,476        51,084
                                                        -----------    -----------   -----------
             Income (loss) from operations............          437         (5,846)       (5,409)

Other income (expense):
    Interest, net.....................................       (5,440)          1,763       (3,677)
    Minority interests................................         (150)             --         (150)
                                                        ------------   ------------  ------------
         Loss from continuing operations.....................(5,153)        (4,083)       (9,236)

Discontinued operations:
    Loss from operations of discontinued operations.........(13,221)         4,083        (9,138)
                                                            --------   -----------   ------------

         Net loss.....................................      (18,374)            --       (18,374)
                                                        ------------   -----------   ------------

Dividends on Preferred Stock..........................        1,400              --        1,400
                                                        -----------    ------------  -----------
         Net loss attributable to common stockholders.  $   (19,774)   $         --  $   (19,774)
                                                        ============   ============  ============

Net loss per share - basic and diluted:
     Continuing operations..........................    $     (0.36)   $     (0.22)  $     (0.58)
     Discontinued operations........................          (0.72)          0.22         (0.50)
                                                        ------------   -----------   ------------
         Net loss per share.........................    $     (1.08)   $        --   $     (1.08)
                                                        ============   ===========   ============


Weighted average number of common shares outstanding:
    Basic and diluted.................................       18,316             --        18,316
                                                        ===========    ===========   ===========





                                                                     Consolidated Statement of Operations
                                                                         Year Ended December 31, 2004
                                                                        As       Discontinued       As
                                                                     Reported    Operations    Reclassifed
                                                                     --------    ----------    -----------
Revenues:
    Membership revenues.......................................     $   29,433    $    5,473    $   34,906
    Products and services.....................................         14,239         2,995        17,234
                                                                   ----------    ----------    ----------
         Total revenue........................................         43,672         8,468        52,140

Operating expenses:
    Club operating costs.......................................        17,647         8,503        26,150
    Cost of products and services..............................        12,398         2,267        14,665
    Selling and marketing......................................         1,492           500         1,992
    General and administrative.................................         8,148            --         8,148
    Pre-opening expenses.......................................            46            --            46
    Depreciation and amortization..............................         4,369         2,675         7,044
    Other......................................................         1,104            --         1,104
                                                                   ----------    ----------    ----------
         Total operating expenses..............................        45,204        13,945        59,149
                                                                   ----------    ----------    ----------
            Loss from operations...............................        (1,532)       (5,477)       (7,009)

Other income (expense):
    Interest, net..............................................        (6,580)        1,839        (4,741)
    Minority interests.........................................          (149)           --          (149)
                                                                   -----------   ----------    -----------
            Loss from continuing operations....................        (8,261)       (3,638)      (11,899)

Discontinued operations:
   Loss from operations of discontinued operations.............       (11,969)        3,638        (8,331)
   Loss on disposal............................................          (527)           --          (527)
                                                                   -----------   ----------    -----------
            Loss from discontinued operations..................      (12,496)         3,638        (8,858)
                                                                   ----------    ----------    -----------

            Net loss...........................................       (20,757)           --       (20,757)

Dividends on Preferred Stock...................................         1,871            --         1,871
                                                                   ----------    ----------    ----------
            Net loss attributable to common stockholders.......    $  (22,628)   $       --    $  (22,628)
                                                                   ===========   ==========    ===========

Net loss per share - basic and diluted:
     Continuing operations.....................................    $    (0.54)   $    (0.20)   $    (0.74)
     Discontinued operations...................................         (0.67)         0.20         (0.47)
                                                                   -----------   ----------    -----------
         Net loss per share....................................    $   (1.21)    $       --    $    (1.21)
                                                                   ==========    ==========    ===========

Weighted average number of common shares outstanding:
    Basic and diluted..........................................        18,733            --        18,733
                                                                   ==========    ==========    ==========


3. Liquidity/Going Concern

         We previously disclosed the following in our financial statements filed with the Securities and Exchange Commission on Form 10-K for the period ended December 31, 2004:

         "The Company has experienced recurring net losses of $22.7 million, $18.4 million and $20.8 million during the years ended December 31, 2002, 2003 and 2004, respectively. The Company has also experienced net cash flows used in operating activities from (both continuing and discontinued operations) of $4.4 million and $3.5 million during the years ended December 31, 2002 and 2003, respectively. During 2004, the Company experienced net cash flows from operating activities of $1.7 million. Additionally, the Company may suffer a significant loss during the year ending December 31, 2005. On March 15, 2006, the

Company is required to repay its $100.00 million Senior Secured Notes. In the past, the Company has had to raise funds through the offering of equity securities in order to make the interest payments due on its Senior Secured Notes. The above historical and estimated future results of operations and cash flows in relation to the Company's debt obligations raise substantial doubts about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to satisfy the interest and principal obligation of its Senior Secured Notes."

         As discussed in Note 5 to the consolidated financial statements, in order to generate funds for the March 2006 payment, the Company sold five Clubs in January 2006 for $80.0 million and completed a $60.0 million financing of The Sports Club/LA - Los Angeles. The net proceeds from these two transactions were used to retire the Senior Secured Notes.

         As a result of these two transactions, as of January 31, 2006, the Company has over $30 million of cash on hand to fund its operations going forward. The Company's remaining consolidated operations are expected to generate sufficient cash flows to cover its operating costs and debt service obligation for at least the next twelve months. Due to these events and management's plan of operations described above, the uncertainty as to the Company's ability to continue as a going concern for the next twelve month period has been eliminated.

4. Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company has a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and the Company's Chairman beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA - Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow and profits in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by the Company's Chairman. The option expires on December 31, 2008. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2004 and 2005 and has been classified as minority interest on the accompanying consolidated balance sheets.

Revenue Recognition

         The Company receives initiation fees and monthly membership dues from its members. Substantially all of the Company's members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which the Company receives initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, Revenue Arrangement with Multiple Elements, the Company determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses (primarily sales commissions) are deferred and recognized on a straight-line basis, over the average membership life. Effective in the second quarter of 2005, the Company started amortizing initiation fees over the membership lives of each Club based on each individual Club's respective average membership life. Such average lives range from two and a half to five years. For the six month period ended December 31, 2003, the Company recognized a portion of the membership initiation fee as private training revenues since members were granted the opportunity to utilize private training at no charge. The amount of such revenue was not material to the 2003 consolidated financial statements. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last month dues are deferred.

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

Reimbursed Costs

         The Company accounts for reimbursed costs in accordance with Emerging Issue Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 99-19 requires that revenue be reported gross with separate display of cost of sales to arrive at gross profit, when the Company acts as a primary obligor in the transaction, has discretion in selecting the service provider and has credit risk as the Company receives reimbursements after the goods or services have been purchased. Reimbursed costs relate to The Sports Club/LA - Miami, which is a non-owned Club that the Company manages for its owner. The Company receives a management fee for managing the Club and is reimbursed for all costs that are advanced on the owner's behalf. Reimbursed costs are recorded as both revenue and expense in the consolidated financial statements. Such amounts are classified as discontinued operations since the Company committed to the termination of the management agreement in 2004 in connection with the commitment to sell six of its nine Clubs.

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

Cash Equivalents and Restricted Cash

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2005, cash and cash equivalents were $7.6 million and $10.3 million, respectively.

         The Company considers cash, cash equivalents and other short-term investments that are required to be held as deposits to satisfy certain governmental regulatory or Club deposits as restricted cash. At December 31, 2004 and 2005, the Company had $3.4 and $1.4 million, respectively, of restricted cash.

Inventories

         Inventories are stated at the lower of average cost or market. Inventories consist of retail merchandise sold at spas, nutritional products, food and beverage products, uniforms and supplies.

Advertising Costs

         Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense for continuing operations totaled approximately $473,000, $506,000 and $342,000 for the years ended December 31, 2003, 2004 and
2005, respectively. Advertising expense for discontinued operations totaled approximately $942,000, $517,000 and $391,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Loan Costs

         Loan costs and the debt discount on the Senior Notes are amortized over the terms of the related loans using the straight-line method, which approximates the effective interest method.

Lease Accounting

         The Company records rent expense on its facilities under operating leases. The aggregate rental obligation is expensed on a straight line basis over the lease term, commencing with the date when the Company takes possession of the property. If the lease imposes a significant economic penalty not to renew an option period, the Company uses the initial period plus the option period as the lease term. Rent incurred before the facility is ready for use has been capitalized as leasehold improvements. Effective December 15, 2005, the Company adopted FASB Staff Position 13-1 Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs incurred during construction be expensed.

Interest Expense

         In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, Allocation of Interest to Discontinued Operations, interest was allocated to discontinued operations based on the interest on debt that will be required or was required to be repaid as a result of disposal transactions. In January 2006, the Company completed the sale of five of its nine sports and fitness Clubs (See
Note 5). The proceeds of $80.0 million from the sale of these secured assets was used to repay a portion of the $100.0 million of Senior Secured Notes (See Note
7). Accordingly the Company has allocated to discontinued operations 80.0% of the interest associated with the Senior Secured Notes. For the years ended December 31, 2003, 2004 and 2005, the amount of interest allocated to discontinued operations was $9.9 million each year.

Start-up Costs

         All costs related to the development of new sports and fitness clubs, except for real estate related costs, are expensed as incurred. Real estate related costs, which include construction costs and rent payments prior to opening, have been capitalized. Effective December 15, 2005, the Company adopted FASB Staff Position 13-1 Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs incurred during construction be expensed.

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

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. Through 2005, the Company evaluated its long-lived assets on a club-by-club basis with the exception of its three New York Clubs, which were evaluated on a combined basis due to the inter-related nature of the operations of the New York Clubs. Due to the sale of two New York Clubs in January 2006, the Company now evaluates all its long lived assets on a Club-by-Club basis.

         The Company reviews its long-lived assets and certain identifiable intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No loss impairment was recognized during 2004 based on management's review. At December 31, 2005, the Company recorded an impairment charge of $18.6 million related to The Sports Club/LA-New York at Rockefeller Center.

Goodwill

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed for impairment on at least an annual basis or when certain events require the Company to reevaluate. Through December 31, 2001, goodwill was being amortized on a straight-line basis over forty years. The Company has goodwill recorded which is no longer being amortized due to the adoption of SFAS No. 142. An annual test was performed as of December 31, 2005 and 2004 and the Company concluded that there was no impairment to goodwill.

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

         In 2001, the Company determined that it was more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company ceased recording any further deferred tax benefit related to its taxable losses. The Company will continue to evaluate its projected future taxable operating income and reconsider its current determination as appropriate.

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

         The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows:

     o December 31, 2005 - 1,188,333 stock options; 10,500 shares of Series B redeemable convertible Preferred Stock, (convertible into 3,636,867 shares of Common Stock at $2.8871 per share); 5,000 shares of Series C convertible Preferred Stock, (convertible into 1,731,842 shares of Common Stock at $2.8871 per share); and 65,000 shares of Series D convertible Preferred Stock, (convertible into 3,250,000 shares of Common Stock at $2.00 per share).

     o December 31, 2004 - 1,741,833 stock options; 10,500 shares of Series B redeemable convertible Preferred Stock, (convertible into 3,636,867 shares of Common Stock at $2.8871 per share); 5,000 shares of Series C convertible Preferred Stock, (convertible into 1,731,842 shares of Common Stock at $2.8871 per share); and 65,000 shares of Series D convertible Preferred Stock, (convertible into 3,250,000 shares of Common Stock at $2.00 per share).

     o December 31, 2003 - 1,754,609 stock options; 10,500 shares of Series B redeemable convertible Preferred Stock (convertible into 3,500,000 shares of Common Stock at $3.00 per share) and 5,000 shares of Series C convertible Preferred Stock (convertible into 1,666,667 shares of Common Stock at $3.00 per share).

Stock Based Compensation

         The Company has elected to account for stock options granted to employees and directors under the provisions of APB Opinion No. 25, using the intrinsic value method. Entities electing to continue using the accounting prescribed by APB Opinion No. 25 must make pro forma disclosures of net income
(loss) and income (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25, no compensation cost has been recognized as the fair value of the Company's stock was equal to the exercise price of the options at the date of grant. Had compensation cost for the Company's plan been determined consistent with SFAS No. 123, the Company's net loss attributable to common stockholders and loss per share would have been increased to the pro-forma amounts indicated below:

                                                                       Year ended December 31
                                                             2003             2004                2005
                                                             ----             ----                ----
                                                                (in thousands, except per share data)

   Net loss attributable to common
        stockholders, as reported....................  $   (19,774)      $   (22,628)     $      (24,461)

   Stock-based employee compensation expense
       included in reported net loss...............             --                --                 --

   Stock-based employee compensation expense
       determined under fair value based method for
       all awards..................................           (583)              (93)                  --
                                                       ------------      ------------     ---------------

   Pro forma net loss attributable to common
       stockholders.................................   $   (20,357)      $   (22,721)     $      (24,461)
                                                       ============      ============     ===============

   Net loss per share as reported basic and
       diluted.....................................    $     (1.08)      $     (1.21)     $        (1.27)
                                                       ============      ============     ===============

   Pro forma net loss per share basic and diluted...   $     (1.11)      $     (1.22)     $        (1.27)
                                                       ============      ============     ===============

         In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards 123, Share-Based Payment ("SFAS 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 ("APB 25"). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning on January 1, 2006. Implementation of SFAS 123(R) will not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Fair Value of Financial Instruments

         The carrying amounts related to cash equivalents, short-term investments, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities or by obtaining the then current fair value from the publicly traded bond market. The fair value of long-term debt at December 31, 2005 was estimated to be $119.3 million.

Redeemable Preferred Stock

         The Company's Series B redeemable convertible Preferred Stock is stated at redemption value, less the unamortized discount. The discount is being accreted as an adjustment to the carrying value of the redeemable convertible Preferred Stock through the date at which the Preferred Stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares, it is not practicable for management to determine their fair value.

         The Company's redeemable Series E Preferred Stock is stated at its original stated value, plus the amount of accrued and unpaid dividends.

Segment Reporting

         Management has determined that the Company has one reporting segment.

Impact of Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Management does not expect the implementation of this new standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. The SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         FASB Interpretation No. 47 ("FIN 47") Accounting for Conditional Asset Retirement Obligations was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not expect the implementation of this new standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         In October 2005, FASB staff issued Position 13-1 Accounting for Rental Costs Incurred During a Construction Period ("FAS 13-1"). FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. FAS 13-1 requires that such costs be recognized as rental expenses. The guidance provided by FAS 13-1 shall be applied to the reporting periods ending after December 31, 2005. Retrospective application is not required and the Company will apply the provisions prospectively. Since the Company does not have any current Clubs under development, implementation of this new standard will not impact the Company's financial position, results of operations and cash flows.

5. Assets Held for Sale and Sale of Assets

         In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness Clubs to an affiliate of Millennium Entertainment Partners (collectively with its affiliates "Millennium") for $65.0 million. Accordingly, the Company reported the operating results of these six Clubs as discontinued operations and their assets and liabilities as held for sale in the consolidated financial statements included in the Company's 2004 10-K (see Note 2 to the Company's consolidated financial statements). In November 2005, the Company decided to retain ownership of one Club and increase the sales price to $80.0 million. The consolidated financial statements included in the Company's 2005 Form 10-K have been reclassified to reflect the decision to retain ownership of this Club (see Note 2 to the Company's consolidated financial statements). On January 13, 2006, the Company completed the sale of five Clubs to Millennium for $80.0 million. Millennium is the Company's largest stockholder and was the landlord at four of these Clubs. The Clubs sold include the Company's interest in Reebok Sports Club/NY and The Sports Club/LA in Washington D.C., Boston, San Francisco and the Upper East Side in New York. The Company's management agreement covering the Club in Miami was also terminated. The Company received $50.0 million in cash upon closing the sale (before transaction related costs) and received two Notes from Millennium. The first Note of $22.2 million was due and was collected on January 31, 2006. The second Note of $7.8 million is due in 2013 and is secured by a pledge of the Series C and Series D Preferred Stock owned by Millennium. The Note is also guaranteed by an affiliate of Millennium. The net proceeds from the sale exceeded the carrying value of the net assets sold by approximately $25.0 million.

         Concurrent with the asset sale the Company entered into several ancillary agreements with Millennium. These agreements provide Millennium rights to use certain Proprietary Information and Trademarks in connection with their operations of the acquired Clubs. The Company also entered into a short-term Transitional Services Agreement with Millennium to assist them in certain areas to ensure an orderly transition in the operations of the Clubs. Millennium, as the owner of these Clubs, remains responsible for general management of each Club and the Company is not involved in the management of the sold Clubs.

         In October 2004, the Company sold three SportsMed physical therapy facilities for $600,000. The Company continues to own and operate two SportsMed facilities that are located within The Sports Club/LA Clubs in Los Angeles and Orange County. The 2004 statement of operations includes a loss of $527,000 recognized on the sale of these assets.

         The operating results of the five Clubs and SportsMed facilities sold have been classified as discontinued operations in the accompanying statement of operations. Summarized financial data for these locations are as follows:



                                                                        Years Ended December 31,
                                                                 2003            2004             2005
                                                                 ----            ----             ----
                                                             (Reclassified) (Reclassified)
                                                                             (in thousands)
Revenues:
    Membership revenues.................................     $   55,018     $    58,476      $     61,187
    Products and services...............................         30,164          31,465            31,500
    Management fees.....................................            131             305               367
    Reimbursed costs....................................          2,382           5,024             5,998
                                                             ----------     -----------      ------------
       Total revenue....................................         87,695          95,270            99,052

Operating expenses:
    Club operating costs................................         50,018          50,768            52,705
    Costs of products and services......................         22,394          24,926            24,209
    Selling and marketing...............................          3,126           3,120             2,658
    General and administrative..........................            323             254               455
    Depreciation and amortization.......................          8,032           8,119                --
    Reimbursed costs....................................          2,382           5,024             5,998
                                                             ----------     -----------      ------------
       Total operating expenses.........................         86,275          92,211            86,025
                                                             ----------     -----------      ------------
          Income from operations........................          1,420           3,059            13,027

Other (expense):
    Interest, net.......................................        (10,073)         (9,969)           (9,869)
    Minority interests..................................             --            (864)           (1,260)
                                                             ----------     ------------     -------------

          Income (loss) from operations of discontinued
          operations before income taxes................         (8,653)         (7,774)             1,898

Provision for income taxes..............................            485             557               496
                                                             ----------     -----------      ------------

          Income (loss) from operations of discontinued
          operations....................................         (9,138)         (8,331)            1,402

Loss on disposal of assets..............................              --            527                --
                                                             -----------    -----------      ------------

          Income (loss) from discontinued operations....     $   (9,138)    $    (8,858)     $       1,402
                                                             ===========    ============     =============
-------------

Note: Depreciation expense ceased effective January 1, 2005 upon classification of the assets as "Held for Sale."

         Assets and liabilities related to assets held for sale consist of the following:

                                                                                   December 31,
                                                                           2004                  2005
                                                                           ----                  ----
                                                                      (Reclassified)
                                                                                  (in thousands)
Assets held for sale:
   Cash and cash equivalents.....................................     $         --          $       2,105
   Accounts receivable, net of allowance for doubtful accounts ..            1,094                  1,316
   Inventories...................................................              409                    419
   Prepaid expenses..............................................              445                    444
   Property and equipment, net...................................          122,397                123,279
   Other assets..................................................              171                    286
                                                                      ------------          -------------
       Total assets held for sale................................     $    124,516          $     127,849
                                                                      ============          =============

Liabilities related to assets held for sale:
   Accounts payable..............................................     $         --          $         485
   Accrued liabilities...........................................            3,058                  1,897
   Deferred revenues.............................................           13,503                 15,469
   Accrued lease obligations.....................................           60,564                 58,796
   Minority interest.............................................              863                  1,723
                                                                      ------------          -------------
       Total liabilities related to assets held for sale.........     $     77,988          $      78,370
                                                                      ============          =============


6. Property and Equipment

         Property and equipment is carried at cost, less accumulated depreciation and amortization, which is summarized as follows:

                                                                                  At December 31,
                                                                              2004              2005
                                                                              ----              ----
                                                                         (Reclassified)
                                                                                  (in thousands)
        Land.......................................................     $    10,621       $    10,621
        Building and leasehold improvements........................          85,573            58,700
        Furniture, fixtures and equipment..........................          24,466            21,935
                                                                        -----------       -----------
                                                                            120,660            91,256
        Less accumulated depreciation and amortization.............         (38,420)          (30,513)
                                                                        ------------      ------------
        Net property and equipment.................................     $    82,240       $    60,743
                                                                        ===========       ===========

         Equipment, which secures equipment financing loans, was $697,000 and $101,000 at December 31, 2004 and 2005, respectively. In 2004, the Company repaid substantially all of its equipment financing loans.

7. Notes Payable and Equipment Financing Loans

         Notes payable and equipment financing loans are summarized as follows:

                                                                                  At December 31,
                                                                              2004               2005
                                                                              ----               ----
                                                                                   (in thousands)
        Senior secured notes (a)...................................     $   100,000        $    100,000
        Equipment financing loans (b)..............................             180                  63
        Mortgage note (c)..........................................          19,550              19,250
                                                                        -----------        ------------
                                                                            119,730             119,313
        Less current installments..................................          65,444             100,373
                                                                        -----------        ------------
                                                                        $    54,286        $     18,940
                                                                        ===========        ============

(a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes are secured by substantially all of the Company's assets, other than certain excluded assets. In connection with the issuance of the Senior Secured Notes, the Company entered into an indenture dated as of April 1, 1999 (the "Indenture") that includes certain covenants, which as of December 31, 2005, restrict the Company's ability, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, or repurchase capital stock or other equity interests or subordinated indebtedness; and (iii) make certain investments. The Indenture also limits the Company's ability to: (i) enter into transactions with affiliates, (ii) create liens on or sell certain assets, and (iii) enter into mergers and consolidations.
         On January 13, 2006, the Senior Secured Notes were repaid with the proceeds from the Company's asset sale and financing of The Sports Club/LA - Los Angeles real estate. The Company has classified $65.0 million of the Senior Secured Notes as a current liability as of December 31, 2004 because the Indenture required that the proceeds from the asset sale retire a portion of the outstanding Senior Secured Notes and the Company anticipated it would close the transaction before December 31, 2005 and use $65.0 million of the sales proceeds to retire a portion of the Senior Secured Notes.

(b) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years.

(c) The mortgage note bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by two of the Company's major shareholders. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of December 31, 2005, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty and requires a final principal payment of $18.3 million on July 1, 2008.

         Future minimum annual principal payments at December 31, 2005, are as follows (in thousands):

         2006................................................    $   100,373
         2007................................................            400
         2008................................................         18,540
                                                                 -----------
                                                                 $   119,313
                                                                 ===========

8. Commitments and Contingencies

Lease Commitments

          The Company leases certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and noncancelable triple-net leases (requiring the Company to pay all real estate taxes, insurance and maintenance expenses). The Company is also obligated under lease agreements for six of its former Spectrum Club locations that were sold in 1999. The Company has subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Future minimum noncancelable operating lease payments as of December 31, 2005 are as follows (in thousands):

                                                                      Total          Discontinued       Continuing
                                                    Sublease        Net Rental        Operations        Operations
                                  Commitments        Rentals       Commitments       Commitments        Commitments
                                  -----------        -------       -----------       -----------        -----------

Year ending December 31:
    2006......................  $    29,147       $    5,090     $     24,057      $      18,549     $      5,509
    2007......................       29,177            5,162           24,014             18,549            5,466
    2008......................       28,899            4,591           24,309             18,549            5,760
    2009......................       28,155            3,763           24,392             18,549            5,844
    2010......................       28,263            3,824           24,439             18,549            5,890
    Thereafter................      209,293           17,270          192,023            169,810           22,213
                                -----------       ----------     ------------      -------------     ------------
      Total minimum lease
         payments.............  $   352,934       $   39,700     $    313,234      $     262,555     $     50,682
                                ===========       ==========     ============      =============     ============

         The Company's obligations for rent included in the above table as Discontinued Operations terminated upon the sale of those Clubs in January 2006.

         Rent expense for facilities, for both continuing and discontinued operations, including minimum lease payments recorded on a straight-line basis over the lease term are as follows (in thousands):

                                                               Year Ended December 31,
                                                 2003                  2004                    2005
                                                 ----                  ----                    ----
                                            (Reclassified)        (Reclassified)
Continuing operations...............     $          4,781      $           6,213      $           6,125
Discontinued operations.............               16,648                 16,570                 16,438
                                         ----------------      -----------------      -----------------
Total rent expense..................     $         21,429      $          22,783      $          22,563
                                         ================      =================      =================


Litigation

         The Company is involved in various claims and lawsuits incidental to its business, including claims arising from accidents. However, in the opinion of management, the Company is adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any such proceedings will not have an material adverse effect on the Company's consolidated financial condition, cash flow or results of operations.

Employment Agreements

         At December 31, 2005, the Company did not have any employment agreements with any employees.

9.  Preferred Stock

Series B Redeemable Convertible Preferred Stock

         On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its Redeemable Convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At December 31, 2005, the Series B Preferred, including accrued dividends of $3,598,000, was convertible into 4,883,100 shares of Common Stock. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding. Since the Series B Preferred is conditionally redeemable after the redemption date (assuming it has not been converted into Common Stock), the Company has classified this instrument as a component between liabilities and stockholders' equity (deficit) on the consolidated balance sheet.

         The initial carrying value of the Series B Preferred was recorded at its sale price of $10.5 million less $592,000 of costs to issue on the date of issuance. The carrying value of the Series B Preferred will be periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. The Series B Preferred carrying value consisted of the following (in thousands):

Total carrying value at December 31, 2002.....................    $       10,727
Accretion of issuance costs...................................                84
Accrued and unpaid dividends accretion........................               950
                                                                  --------------
     Total carrying value at December 31, 2003................            11,761
Accretion of issuance costs...................................                85
Accrued and unpaid dividends accretion........................               950
                                                                  --------------
     Total carrying value at December 31, 2004................            12,796
Accretion of issuance costs...................................                84
Accrued and unpaid dividends accretion........................               950
                                                                  --------------
     Total carrying value at December 31, 2005................    $       13,830
                                                                  ==============

Series C Convertible Preferred Stock

         On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of Convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Preferred"), at a price of $1,000 per share. Dividends accrue at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Preferred. Dividends are paid pari passu with dividends on the Series B Preferred Stock. In addition, upon conversion any earned and unpaid dividends would become payable. Accordingly, the Company has accrued such Series C dividends. The Series C Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At December 31, 2005, the Series C Preferred, including accrued dividends of $1,490,000, was convertible into 2,247,930 shares of Common Stock. Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Preferred, at the Company's option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company the Series C Preferred Stock may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event of liquidation, the Series C Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Preferred then outstanding, plus earned and unpaid dividends.

         The carrying value of the Series C Preferred is periodically adjusted for any accrued and unpaid dividends. The Series C Preferred dividends are accrued because they must be paid concurrently with any redemption of the Series B Preferred. The Series C Preferred carrying value consisted of the following (in thousands):

         Total carrying value at December 31, 2002...........  $           5,140
         Accrued and unpaid dividend accretion...............                450
                                                               -----------------
         Total carrying value at December 31, 2003...........              5,590
         Accrued and unpaid dividend accretion...............                450
                                                               -----------------
         Total carrying value at December 31, 2004...........              6,040
         Accrued and unpaid Dividend Accretion...............                450
                                                               -----------------
         Total carrying value at December 31, 2005...........  $           6,490
                                                               =================

Series D Convertible Preferred Stock

         On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, net of costs, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Preferred"), at a price of $100 per share. The Series D Preferred was purchased by three of the Company's major shareholders consisting of Rex Licklider (the Company's Chief Executive Officer), Millennium and Kayne Anderson Capital Advisors. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Preferred, Common Stock or any other class of equity security that is junior to the Series D Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Preferred. The Series D Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At December 31, 2005, the Series D Preferred, including accrued dividends of $1,056,000, was convertible into 3,778,000 shares of Common Stock. Each share of Series D Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public stock offering of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable into Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Preferred the Company at its option may redeem the Series D Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Preferred, an amount equal to $100 for each share of Series D Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

         The carrying value of the Series D Preferred is periodically adjusted for any accrued and unpaid dividends. The Series D Preferred carrying value consisted of the following (in thousands):

        Initial fair value..........................   $         6,500
        Issuance costs..............................             (428)
        Accrued and unpaid dividend accretion.......               471
                                                       ---------------
        Total carrying value at December 31, 2004...             6,543
        Accrued and unpaid dividend accretion.......               585
                                                       ---------------
        Total carrying value at December 31, 2005...   $         7,128
                                                       ===============

Series E Redeemable Preferred Stock

         On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Redeemable Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Redeemable Preferred Stock ("Series E Preferred") at a price of $100 per share. The Series E Preferred was purchased by three of the Company's principal shareholders consisting of Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla. Dividends are earned at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred. The Series E Preferred is not convertible into shares of the Company's Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company's stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred for cash at the redemption price of $100 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred may demand that the Company redeem all the shares of the Series E Preferred by paying the redemption price in cash to each holder of the Series E Preferred. Since the Series E Preferred is conditionally redeemable after the redemption date, the Company has classified this instrument as a component between liabilities and stockholders' equity (deficit) on the consolidated balance sheet. At December 31, 2005, the Series E Preferred carrying value consisted of the following (in thousands):

        Initial fair value..........................   $         2,000
        Accrued and unpaid dividend accretion.......               295
                                                       ---------------
                                                       $         2,295
                                                       ===============

10. Consolidated Statements of Operations

         Additional details of revenues and operating expenses are as follows:

                                                                    Years ended December 31,
                                                          2003                 2004                2005
                                                          ----                 ----                ----
                                                     (Reclassified)        (Reclassified)
                                                                           (in thousands)
Revenues:
     Membership revenues:
       Monthly dues................................  $    27,955           $  32,317           $   34,751
       Initiation fees.............................        2,119               1,787                2,147
       Other.......................................          773                 802                  740
                                                     -----------           ---------           ----------
        Total membership revenues..................       30,847              34,906               37,638
     Products and Services:
       Private training............................        7,536               9,125                9,864
       Food and beverage...........................        3,719               4,310                4,639
       Spa services................................        1,328               1,535                1,981
       Physical therapy............................        1,641               1,553                1,320
       Other.......................................          604                 711                  763
                                                     -----------           ---------           ----------
        Total products and services................       14,828              17,234               18,567
                                                     -----------           ---------           ----------
Total revenue......................................  $    45,675           $  52,140           $   56,205
                                                     ===========           =========           ==========

Operating expenses:
     Club operating costs:
       Payroll and benefits........................  $     8,271           $  10,567           $   10,910
       Rent........................................        3,896               5,315                5,328
       Other operating costs.......................        9,147              10,268                9,925
                                                     -----------           ---------           ----------
        Total Club operating costs.................       21,314              26,150               26,163
     Costs of products and services:
       Private training............................        5,836               7,348                8,135
       Food & beverage.............................        3,779               4,532                4,619
       Spa services................................        1,215               1,535                1,748
       Physical therapy............................          931               1,162                  824
       Other.......................................           88                  88                   89
                                                     -----------           ---------           ----------
        Total cost of products and services........       11,849              14,665               15,415

     Selling and marketing.........................        1,776               1,992                1,803
     General and administrative....................        7,517               8,148                8,079
     Pre-opening expenses..........................        2,258                  46                   --
     Impairment charge.............................           --                  --               18,642
     Depreciation and amortization.................        6,370               7,044                5,034
     Other.........................................           --               1,104                   --
                                                     -----------           ---------           ----------
Total operating expenses...........................  $    51,084           $  59,149           $   75,136
                                                     ===========           =========           ==========


11. Income Taxes

         The provision for income taxes consists of the following:

                                                                 Years ended December 31,
                                                           2003            2004             2005
                                                           ----            ----             ----
                                                                      (in thousands)
    Continuing Operations:
       Current...................................     $       --     $        --      $        --

    Discontinued operations:
       Current:
          Federal................................             --              --               --
          State..................................            485             557              496
                                                     -----------     -----------      -----------
                                                             485             557              496
                                                     -----------     -----------      -----------
    Income tax provision (benefit)...............    $       485     $       557      $       496
                                                     ===========     ===========      ===========

         Income tax expense (benefit) as computed differs from the statutory rate as applied to pre-tax net income (loss) as follows:

                                                                          Years ended December 31
                                                                   2003            2004             2005
                                                                   ----            ----             ----
                                                                               (in thousands)

    Computed "expected" tax benefit.......................    $    (6,070)    $    (6,868)     $   (7,396)
    Increase (decrease) in tax resulting from:
        State taxes - net of federal benefit..............           (524)         (1,145)         (2,246)
        Meals and entertainment...........................             79              96              18
        Change in valuation allowance.....................          6,592           2,983           9,380
        Change in tax laws................................             --              --              --
        Other, primarily NOL carryforward adjustments.....            408           5,491             740
                                                              -----------     -----------      ----------
    Income tax expense (benefit)..........................    $       485     $       557      $      496
                                                              ===========     ===========      ==========

         The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows:

                                                                               At December 31,
                                                                        2004                     2005
                                                                        ----                     ----
                                                                               (in thousands)
Deferred tax assets:
     Deferred revenues....................................     $           761         $          2,432
     Operating loss carryforwards.........................              34,243                   34,911
     Accrued vacation.....................................                 336                      331
     Allowance for doubtful accounts......................                 227                      263
     Impairment loss......................................                  --                    9,639
     Depreciation and amortization........................               (389)                      226
     State taxes..........................................                  95                      323
     Other................................................               2,977                     (496)
                                                               ---------------         -----------------
       Gross deferred tax assets..........................              38,250                   47,629
Valuation allowance.......................................             (38,250)                 (47,629)
                                                               ----------------        -----------------
Net deferred tax asset....................................     $            --         $             --
                                                               ===============         ================


         The Company has determined, based on historical operating results and future projections, that it is more likely than not that future taxable income will be insufficient to utilize its deferred tax assets. As a result of this determination, the Company does not record any deferred tax benefit related to its taxable losses and recorded increases in the valuation allowances of $6.6 million, $3.0 million and $9.4 million in 2003, 2004 and 2005, respectively to offset the Company's net deferred tax assets.

         As of December 31, 2005, the Company had federal and state net operating loss carryforwards of $87.9 million and $56.5 million respectively, beginning expiration in 2021 and 2005, respectively.

12. Employee Benefit Plans

Stock Incentive Plans

         The Company's shareholders reserved 1,800,000 shares of Common Stock under the Company's Amended and Restated 1994 Stock Incentive Plan, which authorized the issuance of various stock incentives to directors, officers, employees and consultants including options, stock appreciation rights and purchase rights. On December 31, 2001, the 1994 Stock Incentive Plan expired (although any option granted thereunder remains exercisable in accordance with the individual award agreement) and in May 2001, the Company's shareholders adopted the 2001 Stock Incentive Plan (the "Plan"). The 2001 Stock Incentive Plan reserves 2.5 million shares of Common Stock, expires on December 31, 2010 and also authorizes stock appreciation rights and purchase rights.

         Options allow for the purchase of Common Stock at prices determined by the Company's Compensation Committee. Incentive stock options must be granted at a price equal to or greater than the fair value of a share of Common Stock on the date the option is granted. Non-statutory options must have an exercise price equal to at least 85% of the fair value of the Company's Common Stock at the date of grant. Options granted under the Plans may, at the election of the Compensation Committee, become exercisable in installments. Except for options granted to the Company's former Co-Chief Executive Officer D. Michael Talla, which expire on the fifth anniversary of the grant date, all options expire on the tenth anniversary of the grant date.

         A summary of the status of the Company's stock option plans as of December 31, 2003, 2004 and 2005 and changes during the years then ended are presented below:


                                                                                                Weighted
                                                                                            Average Exercise
                                                                              Shares             Price
                                                                              ------             -----
Outstanding at January 1, 2003.......................................          1,785,333   $      5.38
Granted..............................................................                 --            --
Canceled.............................................................            (30,724)         8.13
Exercised............................................................                --             --
                                                                          -------------
Outstanding at December 31, 2003.....................................         1,754,609           5.33
                                                                          =============

Options exercisable at December 31, 2003.............................         1,621,965           5.52
                                                                          =============

Outstanding at January 1, 2004.......................................          1,754,609          5.33
Granted..............................................................                 --            --
Canceled.............................................................            (12,776)         3.75
Exercised............................................................                --             --
                                                                          -------------
Outstanding at December 31, 2004.....................................         1,741,833           5.34
                                                                          =============

Options exercisable at December 31, 2004.............................         1,741,833           5.34
                                                                          =============

Outstanding at January 1, 2005.......................................          1,741,833          5.34
Granted..............................................................                 --            --
Canceled.............................................................           (553,500)         6.52
Exercised............................................................                --             --
                                                                          -------------
Outstanding at December 31, 2005.....................................         1,188,333           4.80
                                                                          =============

Options exercisable at December 31, 2005.............................         1,188,333           4.80
                                                                          =============

         The following table summarizes information about stock options outstanding at December 31, 2005:

                                                           Weighted
                                                            Average
                                                           Remaining
              Exercise                Number              Contractual                Options
               Prices              Outstanding           Life (Years)              Exercisable
               ------              -----------           ------------              -----------
              $2.5625                 22,333                 0.41                     22,333
               2.6875                 45,000                 0.11                     45,000
               2.7500                 26,000                 0.84                     26,000
               3.0100                246,706                 5.39                    246,706
               3.3110                115,000                 0.39                    115,000
               3.9375                160,000                 3.10                    160,000
               4.2500                171,294                 4.85                    171,294
               4.3750                 45,000                 1.22                    45,000
               5.3750                 32,000                 1.50                    32,000
               8.0000                171,000                 2.29                    171,000
               8.0000                150,000                 4.11                    150,000
               8.3750                  4,000                 1.85                      4,000
                               -------------                                   -------------
                                   1,188,333                                       1,188,333
                               =============                                   =============


         Stock appreciation rights ("SAR's") may be granted in combination with options or on a stand-alone basis. SAR's permit the holder to receive shares of stock, cash or a combination of shares and cash based upon by the difference between the option price and the fair value of the Common Stock on the date of exercise. Upon exercise of a SAR granted in combination with an option, the related option is canceled. At December 31, 2005, no SAR's had been granted.

         Rights to purchase shares of Common Stock to be offered for direct sale under the Plan must be at a purchase price equal to not less than 85% of the fair value of the shares on the day preceding the date of grant. Purchase rights are generally exercisable for a period of thirty days following the date of grant. At December 31, 2005, no purchase rights had been granted.

1994 Stock Compensation Plan

         In July 1994, the Company instituted its 1994 Stock Compensation Plan (that was amended by the Company's shareholders in July 1999) for the purpose of compensating outside directors by issuing them shares of the Company's Common Stock as part of their directors' fees. A total of 50,000 shares were reserved for issuance pursuant to this plan and a total of 50,000 shares have been issued to outside directors under the plan. During the years ended December 31, 2003, 2004 and 2005, the Company issued 6,000, zero and zero shares of Common Stock as director compensation for aggregate consideration of $12,000, zero and zero, respectively.

401(k) Plan

         The Company maintains a 401(k) defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan provides for the Company to make a discretionary employer matching contribution currently equal to 33% of the first 8% of each eligible participating employees' wages. The employer matching contribution can be made in cash or Company stock, at the Company's discretion. Employer matching contributions totaling $256,000, $316,000 and $336,000 were made for the Plan years ended December 31, 2003, 2004 and 2005, respectively. The matches for the Plan years ended December 31, 2003 and 2004 were made in the form of Common Stock. The match for the Plan year ended December 31, 2005 was made in cash. The employer contribution vests pro-rata over four years. In order to participate in the Plan, employees must have been employed by the Company for at least one year and must have worked at least 1,000 hours during that one year period. In order to receive an employer matching contribution the participant must be actively employed by the Company on December 31st and must have worked a minimum of 1,000 hours for the applicable Plan year.

13. Related Party Transactions

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

         The Company pays rent to Millennium for The Sports Club/LA - Washington D.C., The Sports Club/LA - Boston and The Sports Club/LA - San Francisco and in 2003, 2004 and 2005 a total of $9.5 million per year was paid to Millennium for rent on these three Clubs. All such payments are reflected as rent expense (discontinued operations) in the Company's consolidated statements of operations. In connection with the development of these Clubs, Millennium provided the Company with allowances of $45.0 million. These funds were used to complete construction of the Company's leasehold improvements. After the Company receives a management fee equal to 6% of all revenues, an amount equal to its capital investment in the Boston and Washington D.C. Clubs and a 11% annual return on the capital investment and an amount equal to its operating investment in the Club and a 10% annual return on the operating investment, Millennium is entitled to receive a percentage of all additional cash flows from each Club as additional rent. Millennium's percentage of the excess cash flow, as defined, is 25% for the Washington and Boston Clubs and 60% for the San Francisco Club. Millennium has not received any payments to date under these provisions.

         On November 24, 2003, the Company opened The Sports Club/LA - Miami as part of the exclusive new Four Seasons Hotel and Tower in Miami, Florida. The Company operates this 40,000 square foot Club pursuant to a management agreement with Millennium, the developer of the project. The Company receives a fee of 6% of gross revenues and a participation in the Club's net cash flow. For the years ended December 31, 2003, 2004 and 2005, management fees of $131,000, $305,000 and $367,000 were earned by the Company. The Company was also reimbursed $2,382,000, $5,024,000 and $5,998,000 for costs it incurred related to the operation of The Sports Club/LA - Miami for the years ended December 31, 2003, 2004 and 2005, respectively.

         On January 13, 2006, the Company sold five of its nine sports and fitness Clubs to Millennium Entertainment for $80.0 million. The Clubs sold include the Company's interest in Reebok Sports Club/NY and The Sports Club/LA in Washington D.C., Boston, San Francisco and the Upper East Side in New York. The Company's management agreement covering the Club in Miami was also terminated. The Company received $50.0 million in cash upon closing the sale (before transaction related costs of $3.0 million) and received two Notes from Millennium. The first Note of $22.2 million was due and was collected on January 31, 2006. The Second Note of $7.8 million is due in 2013 and is secured by a pledge of the Series C and Series D Preferred Stock owned by Millennium. The
Note is also guaranteed by an affiliate of Millennium. The net proceeds from the sale exceeded the carrying value of the net assets sold by approximately $25.0 million. Concurrent with the asset sale, the Company entered into several ancillary agreements with Millennium. These agreements provide Millennium rights to use certain Proprietary Information and Trademarks in connection with their operations of the acquired Clubs. The Compnay also entered into a short-term Transitional Services Agreement with Millennium to assist them in certain areas to ensure an orderly transition in the operation of the Clubs. Millennium, as the owner of these Clubs, remains responsible for general management of each Club.

         The Company has a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and the Company's Chairman beneficially owns the remaining 49.9%. The Company includes The Sports Club/LA - Los Angeles in its consolidated financial statements. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to the Company. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by the Company's Chairman. The option expires as of December 31, 2008. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2004 and 2005 and has been classified as minority interest in the liability section on the accompanying consolidated balance sheets.

         As of May 4, 2001, the Company entered into a ten-year sublease for space located within The Sports Club/LA - New York on the Upper East Side. The sublease provides for two five-year renewal options and one seven-year renewal option; an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla.

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

         On March 18, 2002, the Company sold an aggregate of 10,500 shares of Series B Convertible Preferred Stock to Kayne Anderson Capital Advisors and four affiliates thereof for aggregate offering proceeds of $10.5 million. The shares of Series B Preferred may, at the option of the holder, be converted into shares of the Company's Common Stock at the current rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series B Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series B Preferred. As part of the sale of the Series B Preferred to Kayne Anderson, the Company agreed that for so long as Kayne Anderson beneficially owns at least 12% of the Company's equity securities (on an "as-converted basis") Kayne Anderson will have the right to designate one member to the Company's Board of Directors.

         On September 6, 2002, the Company sold an aggregate of 5,000 shares of Series C Convertible Preferred Stock to three of the Company's major shareholders, D. Michael Talla, Rex Licklider and MDP Ventures II, LLC, an affiliate of Millennium, for aggregate offering proceeds of $5.0 million. The shares of Series C Preferred may, at the option of the holder, be converted into shares of the Company's Common Stock at the current rate of $2.8871 per share; entitle each holder to one vote for each share of Common Stock into which such Series C Preferred could then be converted; and provide for the payment of dividends at an annual rate of $90.00 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series C Preferred.

         On March 12, 2004, the Company sold an aggregate of 65,000 shares of Series D Convertible Preferred Stock to three of the Company's major stockholders, Kayne Anderson Capital Advisors, Rex Licklider and Millennium, for aggregate offering proceeds of $6.5 million. The shares of Series D Preferred may, at the option of the holders, be converted into share of the Company's Common Stock at the rate of $2.00 per share; entitle each holder to one vote for each share of Common Stock into which such Series D Preferred could be converted; and provide for the payment of dividends at an annual rate of $9.00 per share. Dividends are cumulative, do not accrue interest and at the Company's option, may be paid in additional shares of Series D Preferred. Each share of Series D Preferred shall automatically be converted into shares of Common Stock upon consumption of a qualified secondary stock offering of at least $50.0 million or if the closing price of the Company's Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable trading day period. The holders of the Series D Preferred are afforded various protective rights that restrict the Company's ability to enter into certain transactions. As part of the sale of the Series D Preferred, Millennium received the right to designate two directors (at least one of whom must be independent) and the other Series D Preferred holders are each entitled to designate one director, to serve on the Company's Board of Directors.

         On September 14, 2004, the Company sold an aggregate of 20,000 shares of Series E Redeemable Preferred Stock to three of the Company's major shareholders, Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla for aggregate offering proceeds of $2.0 million. Dividends are earned at the annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred. At any time after May 31, 2006, the Series E Preferred may be redeemed by the Company or the holders of the Series E Preferred my demand that the Company redeem all shares of the Series E Preferred.

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

         Upon termination of the Credit Facility, the Company entered into a new promissory note with another financial institution. The new note was for $20.0 million (the "Loan") and is guaranteed by Messrs. Talla and Licklider. Messrs. Talla and Licklider entered into agreements with the Company as of December 1, 2003, pursuant to which the Company is obligated to pay a quarterly fee to each guarantor equal to 1.5% per annum of the average outstanding principal balance of the Loan. At the Company's discretion, such fees may be paid in Common Stock, cash or a combination thereof. As of December 31, 2005, each guarantor has received 333,426 shares, representing payment of their pro rated portion of the guarantee fees through the second quarter of 2005.

         In January 2006, the Company financed The Sports Club/LA - Los Angeles under a $60.0 million loan agreement with Bank of America, N.A. Messrs. Talla and Licklider executed limited guarantees under which the lender has recourse to them in certain circumstances. In exchange for their guarantees, the Company agreed to pay a fee to each guarantor equal to .75% per annum of the average outstanding principal balance of the loan. At the Company's discretion, such fees may be paid in Common Stock, cash or a combination thereof. The Company, Millennium and Kayne Anderson have agreed to indemnify Messrs. Licklider and Talla under certain circumstances for losses under their guarantee.

14. Concentration of Credit Risk

         As of December 31, 2005, the Company markets its products principally to customers in Southern California, New York City, Washington D.C., Boston and San Francisco. In January 2006, the Company sold five of its Clubs (see Note 5 to consolidated financial statements) and as a result, we no longer market in the Boston, Washington D.C. and San Francisco regions. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded managements' estimates.

15. Quarterly Summary of Information (Unaudited)

         The following unaudited quarterly summary operating results for the year ended December 31, 2004 and first three quarters of 2005 have been reclassified as described in Note 2 to the consolidated financial statements. All reclassifications reflect reporting The Sports Club/LA - New York at Rockefeller Center as part of continuing operations.

                                                                                2005
                                                   ---------------------------------------------------------------
                                                     March 31       June 30       September 30      December 31
                                                     --------       -------       ------------      -----------
                                                   (Reclassified)(Reclassified)  (Reclassified)
                                                              (in thousands, except per share amounts)

Total revenue:
     As reported.............................      $    11,651   $     12,070    $     11,903     $         --
                                                   ===========   ============    ============     ============
     As reclassified.........................      $    13,639   $     14,318    $     14,022     $     14,226
                                                   ===========   ============    ============     ============

Total operating expenses:
     As reported.............................      $    11,339   $     11,251    $     11,287     $         --
                                                   ===========   ============    ============     ============
     As reclassified.........................      $    14,053   $     14,147    $     14,019     $     32,917
                                                   ===========   ============    ============     ============

Income (loss) from continuing operations:
     As reported.............................      $    (1,357)  $      (847)    $     (1,043)    $         --
                                                   ============  ============    =============    ============
     As reclassified.........................      $    (1,619)  $    (1,031)    $     (1,192)    $    (19,810)
                                                   ============  ============    =============    =============

Net loss attributable to common stockholders:
     As reported.............................      $    (1,737)  $      (797)    $     (1,285)    $         --
                                                   ============  ============    =============    ============
     As reclassified.........................      $    (1,737)  $      (797)    $     (1,285)    $    (20,530)
                                                   ============  ============    =============    =============

Net loss per share basic and diluted:
     As reported.............................      $     (0.09)  $     (0.04)    $      (0.07)    $         --
                                                   ============  ============    =============    ============
     As reclassified.........................      $     (0.09)  $     (0.04)    $      (0.07)    $      (1.06)
                                                   ============  ============    =============    =============





                                                                                2004
                                                   ---------------------------------------------------------------
                                                     March 31       June 30       September 30      December 31
                                                     --------       -------       ------------      -----------
                                                   (Reclassified)(Reclassified)  (Reclassified)   (Reclassified)
                                                              (in thousands, except per share amounts)

Total revenue:
     As reported.............................      $    10,678   $     10,916    $     10,978     $     11,100
                                                   ===========   ============    ============     ============
     As reclassified.........................      $    12,764   $     13,000    $     12,984     $     13,392
                                                   ===========   ============    ============     ============

Total operating expenses:
     As reported.............................      $    11,947   $     11,108    $     10,877     $     11,272
                                                   ===========   ============    ============     ============
     As reclassified.........................      $    15,592   $     14,604    $     14,298     $     14,655
                                                   ===========   ============    ============     ============

Income (loss) from continuing operations:
     As reported.............................      $    (2,946)  $    (1,868)    $     (1,572)    $     (1,875)
                                                   ============  ============    =============    =============
     As reclassified.........................      $    (4,052)  $    (2,820)    $     (2,512)    $     (2,516)
                                                   ============  ============    =============    =============

Net loss attributable to common stockholders:
     As reported.............................      $    (6,695)  $    (5,203)    $     (5,857)    $     (4,873)
                                                   ============  ============    =============    =============
     As reclassified.........................      $    (6,695)  $    (5,203)    $     (5,857)    $     (4,873)
                                                   ============  ============    =============    =============

Net loss per share basic and diluted:
     As reported.............................      $     (0.36)  $     (0.28)    $      (0.31)    $      (0.26)
                                                   ============  ============    =============    =============
     As reclassified.........................      $     (0.36)  $     (0.28)    $      (0.31)    $      (0.26)
                                                   ============  ============    =============    =============


16. Subsequent Events

         On January 13, 2006, the Company completed the sale of five Clubs for $80.0 million. (See Note 5). Also on that date, the Company completed a $60.0 million financing of The Sports Club/LA - Los Angeles. The new note, which matures in January 2016, is secured by all the real estate and other assets at The Sports Club/LA - Los Angeles, bears interest at 6.48% per annum and requires monthly payments of $404,375 which amortizes the loan over a twenty-five year period. The new note is also subject to various non-financial covenants.Proceeds from these transactions were used to retire the Company's $100.0 million Senior Secured Notes that were scheduled to mature on March 15, 2006 (See Note 7).

                          THE SPORTS CLUB COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    Three-year period ended December 31, 2005



                                                 Balance at
                                                beginning of                                         Balance at end
Description                                        period          Additions         Deletions          of period
-------------------------------------------    ---------------    -------------    --------------    ----------------

Continuing Operations:
   Year ended December 31, 2003*:
        Allowance for doubtful accounts       $   410,000        $   606,000      $   600,000        $   416,000
                                              ===========        ===========      ===========        ===========

    Year ended December 31, 2004*:
        Allowance for doubtful accounts       $   416,000        $   743,000      $   716,000        $   443,000
                                              ===========        ===========      ===========        ===========

    Year ended December 31, 2005:
        Allowance for doubtful accounts       $   443,000        $   333,000      $   312,000        $   464,000
                                              ===========        ===========      ===========        ===========

Discontinued Operations:
    Year ended December 31, 2003*:
        Allowance for doubtful accounts       $   124,000        $    78,000      $   101,000        $   101,000
                                              ===========        ===========      ===========        ===========

    Year ended December 31, 2004*:
        Allowance for doubtful accounts       $   101,000        $    78,000      $    22,000        $   157,000
                                              ===========        ===========      ===========        ===========

    Year ended December 31, 2005:
        Allowance for doubtful accounts       $   157,000        $   109,000      $    77,000        $   189,000
                                              ===========        ===========      ===========        ===========

------------
*Data for the years ended December 31, 2003 and 2004 have reclassified (See Note 2 to the Company's consolidated financial statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

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

         In performing its audit of our Consolidated Financial Statements for the years ended December 31, 2004 and 2005, Stonefield Josephson, Inc. ("Stonefield") noted a matter involving our internal controls that it considered to be a "reportable condition." A "reportable condition," which may or may not be deemed a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in the auditor's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

         The reportable condition that Stonefield considered to be a material weakness was that the Company was unable to process its financial information and present financial statements within a timely fashion. Stonefield's observation was summarized in its letters dated September 30, 2005 and May 5, 2006 to the Audit Committee of the Board of Directors.

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

         The Audit Committee has authorized and directed management to devise and implement actions to address this deficiency and to enhance the reliability and effectiveness of the Company's internal controls over financial reporting and to provide reasonable assurance that our disclosure controls and procedures allow for the accurate presentation and timely filing of our financial statements. The Company's accounting personnel have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002, and have consulted with the Company's outside counsel with respect to those obligations. We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures, which we believe will address the conditions identified by our auditors as a material weakness, including the following:

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

         o reviewing the new FASB, EITF, SOP and other accounting rules and pronouncements. The review will assess each new rule or pronouncement; whether or not it amends or modifies an existing rule or pronouncement; its applicability to the Company or any transactions in which the Company has engaged, or proposes to engage; and the appropriate accounting ramifications of the new rule or pronouncement;

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

         Management believes that the foregoing measures will address the condition identified as material weaknesses by Stonefield. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary. We believe that these measures are reasonably likely to have a material impact on both our internal controls over financial reporting and disclosure controls and procedures in future periods.

         (b) Changes in internal controls over financial reporting.

         During the quarter ended December 31, 2005, the following changes occurred in the Company's internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting:

     o the Company has worked with an accounting firm (other than Company's independent auditor) to consult with on accounting issues;

     o the Company has reviewed new accounting pronouncements to determine the applicability to the Company;

     o the Company has subscribed to professional publications that discuss new accounting rules and regulations;

     o members of Company's accounting management attended financial related seminars.

ITEM 9B.  OTHER INFORMATION

         None.

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors and their ages as of March 31, 2006 are as follows:

Name                                        Age    Position
----                                       ----------------
D. Michael Talla.......................     59     Chairman of the Board
Rex A. Licklider.......................     63     Vice Chairman of the Board
                                                   and Chief Executive Officer
Nanette Pattee Francini................     57     Executive Vice President
Timothy M. O'Brien.....................     54     Chief Financial Officer and
                                                   Assistant Secretary
Mark S. Spino..........................     51     Senior Vice President of
                                                   Development
Andrew L. Turner.......................     59     Director
George J. Vasilakos....................     68     Director
Charles A. Norris......................     59     Director
Christopher M. Jeffries................     55     Director
Charles J. Ferraro.....................     62     Director

         The following information summarizes the business experience during at least the past five years of each of our executive officers and directors.

         D. Michael Talla began developing sports and fitness clubs in 1977 when he co-founded our predecessor non-public company. He has served as Chairman of the Board since the inception of our public company in 1994, and served until July 1999 as our Chief Executive Officer. From February 2000 until March 2004, Mr. Talla held the position of Co-Chief Executive Officer with Mr. Licklider. Since 1978, Mr. Talla has owned TDC, Inc. (fka Talla Development Company) and West Hollywood Development Company, both real estate holding companies with properties in California and Nevada. He has served on the Board of Trustees for the Curtis School in Brentwood, California; West L.A. Little League; For Kids Only Foundation; American Youth Soccer Association and Los Angeles Youth Programs.

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

         Charles J. Ferraro became a member of the Board of Directors in April 2004. Mr. Ferraro has been with the Four Seasons Hotels and Resorts since 1980 and currently serves as its Senior Vice President of Operations with operating responsibilities in Texas, California, Hawaii, Washington, Florida, the Caribbean, Mexico, Central America and South America. Mr. Ferraro graduated from Paul Smith's College of Hotel and Restaurant Management. As part of the sale of the Series D Convertible Preferred Stock in March 2004, we agreed that Millennium has the right to designate two directors (one of whom must be independent) to serve on our Board of Directors. Mr. Ferraro meets the criteria of "independent" as defined by the Securities and Exchange Commission and is serving as Millennium's independent designee pursuant to this agreement.

         Rex A. Licklider ("Licklider"), Millennium and Kayne Anderson Capital Advisors, L.P. and its affiliates ("Kayne") own Common Stock and various series of voting Convertible Preferred Stock, which in the aggregate, constitute 66.3% of the voting power of the Company. In connection with their purchase of the Series D Convertible Preferred Stock on March 12, 2004, Licklider, Millennium and Kayne entered into an Investors' Rights Agreement with us, which affords each of them certain consent rights with respect to the operation of our business. In addition, the Investors' Rights Agreement affords each of Licklider and Kayne the right to designate one director and affords Millennium the right to designate two directors, one of whom must be an independent director, in each case so long as certain specified Common Stock ownership thresholds are maintained. As a result of the provisions of the Investors' Rights Agreement, Licklider, Millennium and Kayne as a group hold over 50% of the voting power of the Company.

         The Securities and Exchange Commission requires that a public company maintain a permanent independent audit committee. The Board has established an Audit Committee of only non-employee directors who meet the independence, experience, and financial expertise requirements of the Securities and Exchange Commission. Messrs. Vasilakos (Chairman), Turner and Norris currently serve as Audit Committee Members. Mr. Vasilakos satisfies the financial expertise requirement. The Audit Committee assists the Board in its oversight responsibilities, and its primary obligations fall into these broad categories;
(i) monitor the integrity of our financial statements and reporting processes and systems of internal controls relating to financial disclosure, (ii) monitor our compliance with, and effectiveness of, our legal, regulatory and ethical programs, (iii) appoint, monitor and appraise the independence and performance of the outside accounting firm and (iv) provide an avenue of communication among the independent auditor, management and our Board of Directors.

         The Board has created two other permanent committees: Compensation and Nominating and Governance. The Compensation Committee, composed of Messrs. Turner, Vasilakos and Norris recommends compensation for key-employees, oversees the management bonus program and administers our stock incentive plans. The Nominating and Governance Committee, composed of Messrs. Norris, Vasilakos and Turner, reviews our compliance with our governance policies and procedures.

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

         To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all the Reporting Persons complied with applicable filing requirements, except:

Code of Ethics

         On July 23, 2004, the Board of Directors approved a written code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer and other persons performing similar functions. This code of standards fulfills the requirements recently imposed by the Securities and Exchange Commission and covers such topics as conflict of interest, confidentiality, compliance with legal requirements and other business ethics subjects. Also, on July 23, 2004, the Board adopted a Code of Business Conduct for its members. This code of conduct seeks to guide our Board members in (i) recognizing and dealing with ethical issues, (ii) fulfilling their fiduciary and oversight responsibilities and (iii) establishing and maintaining mechanisms for reporting by our employees of unethical conduct. Any person may obtain without charge copies of these codes by writing to us, Attn: Corporate Secretary, 11151 Missouri Avenue, Los Angeles, CA 90025. We will promptly disclose through appropriate filings with the SEC (i) the nature of any amendment to these codes and (ii) the nature of any waiver, including an implicit waiver, from a provision of our codes that is granted, the name of such person who is granted the waiver and the date of the waiver. We presently rely on the written policies in our Employee Handbook, as well as informal policies and procedures, our directors' awareness of their fiduciary duties and our employees' understanding of their responsibilities to the Company and our shareholders to fulfill our duties as a public company. These policies may not adequately protect us from all conflict of interest situations; therefore, it is our intention in addition to the code of financial conduct and the code of business conduct to also adopt: (i) corporate governance principles that will establish oversight responsibilities for the conduct of our business and (ii) a code of standards that will expand our current Employee Handbook and define how all employees and directors will act in areas of professional conduct.

         To demonstrate our commitment to operating fairly and ethically, we currently require that each employee acknowledge receipt of our Employee Handbook, which sets forth, among other things, our professional standards requiring proper business conduct and confidentiality of proprietary information. We have also contracted with an independent outside hotline reporting service to provide for an anonymous avenue for the reporting of individual's concerns relating to our financial reporting.

ITEM 11.  EXECUTIVE COMPENSATION

         The table below shows, for the last three fiscal years, the amount of compensation earned by the Chairman, the Chief Executive Officer and other executive officers (the "Named Executive Officers"). The current salaries of such executive officers are described below under "Employment Agreements."

                                                                              Long-Term
                                                                            Compensation
                                                                               Shares           All Other
                                             Annual Compensation             Underlying       Compensation
 Name & Position                Year      Salary($)         Bonus($)       Options Awards        ($)(a)
 ---------------               ----------------------   ---------------  -----------------    -----------
D. Michael Talla..........     2005   $      --         $      --                 --         $      --
  Chairman of the Board        2004      150,000(b)(c)         --                 --              16,051
                               2003      200,000(b)(c)         --                 --              15,281

Rex A. Licklider..........     2005       200,000           115,200               --              16,051
  Chief Executive Officer and  2004       200,000              --                 --              16,051
  Vice Chairman of the Board   2003       200,000              --                 --              11,321

Nanette Pattee Francini....    2005       160,000            61,440               --              13,184
  Executive Vice President     2004       160,000              --                 --              13,184
                               2003       160,000              --                 --               9,925

Mark S. Spino.............     2005       160,000            61,440               --              16,933
  Senior Vice President of     2004       160,000              --                 --              16,933
  Development                  2003       160,000              --                 --              14,291

Timothy M. O'Brien........     2005       200,000            76,800               --              15,597
  Chief Financial Officer      2004       160,000            12,800               --              13,439
  and Assistant Secretary      2003       160,000              --                 --              12,102
----------

(a) Represents value of (i) amounts paid by us on behalf of the Named Executive Officer and dependents for medical and life insurance, (ii) our Common Stock contributed for the benefit of the Named Executive Officer under the 401(k) Profit Sharing Plan, based upon the December 31, 2003 and 2004 closing market price of our Common Stock, on the American Stock Exchange, and (iii) our cash contribution to the Named Executive Officer under the 401(k) plan for the year ended December 31, 2005.

(b) Mr. Talla also receives, on an annual basis, 49.9% of the first $300,000 of The Sports Club/LA - Los Angeles' net cash flow. This amount is not included in Mr. Talla's compensation. See "Certain Relationships and Related Transactions."

(c) Salary reflects amounts received through September 30, 2004 the date Mr. Talla resigned his position as CEO.

Option Grants, Exercises and Year-End Values

         There were no option grants made to any Named Executive Officer during the last fiscal year.

Unexercised Stock Options and Fiscal Year-End Option Values

         None of the Named Executive Officers exercised stock options during the last fiscal year. The following table provides information with respect to unexercised stock options outstanding as of December 31, 2005.

                               Number of Shares Underlying         Value of In-the-Money
                              Unexercised Options at Fiscal    Unexercised Options at Fiscal
                                       Year-End(a)                      Year-End(b)
                            ------------------------------   -------------------------------
                               Exercisable    Unexercisable     Exercisable    Unexercisable
Name                               (#)             (#)              ($)             ($)
----                        --------------- ---------------  --------------- ---------------
D. Michael Talla........       115,000            -0-             -0-              -0-
Rex A. Licklider........       115,000            -0-             -0-              -0-
Nanette Pattee Francini.       210,000            -0-             -0-              -0-
Mark S. Spino...........       210,000            -0-             -0-              -0-
Timothy M. O'Brien......       215,000            -0-             -0-              -0-
----------

(a)   All options were granted pursuant to one of our two Stock Incentive Plans.

(b) The closing price of our Common Stock on December 31, 2005 was $0.70. Since all options have been granted at prices above $0.70, there are no options considered to be in-the-money.

Employment Agreements

         The Company has no written employment agreements. Currently, our executive officers receive the following salaries:

        Rex A. Licklider                Chief Executive Officer         $200,000
        Nanette Pattee Francini         Executive Vice President        $160,000
        Mark S. Spino                   Senior Vice President           $160,000
        Timothy M. O'Brien              Chief Financial Officer         $200,000

Compensation of Directors

Our independent directors receive the following compensation:

     o    Annual retainer fee of $12,000,
     o    Annual  retainer fee of $4,000 for each committee  chair,
     o    $1,000 for each Board and committee meeting attended,
     o    Reimbursement of expenses for attending Board and committee meetings,
     o Annual option award of 2,000 shares under our 2001 Incentive Stock Plan (timing of such grant is at the discretion of the Board, and as of March 31, 2006 no option awards have been granted).

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

         Following are the amounts earned by all directors for each of the last three years:

                           Year                  Amount
                           ----                  ------
                           2003               $  112,675
                           2004               $  118,000
                           2005               $   94,000

         Under the Amended and Restated 1994 Stock Compensation Plan an aggregate of 50,000 shares of Common Stock were issued to non-employee directors through December 31, 2003. There are no more shares available for issuance under this current plan.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board (the "Committee") administers executive compensation. Mr. Turner has been a member of the Committee since September 13, 1994, and became its Chairman on February 27, 1995. Mr. Vasilakos was appointed on August 2, 2002 and Mr. Norris was appointed to the Committee on February 25, 2003. None of these individuals has ever been an officer or employee.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Stock Ownership Table

         The following table shows the shares of our Common Stock beneficially owned as of March 31, 2006 by our directors, the Named Executive Officers and beneficial owners of more than 5% of our Common Stock.

                                                                           Shares
                                                                          Issuable
                                                      Shares Issuable       upon
                                                           Upon           Exercise     Shares Held   Total and Percent of
          Name and Address                 Shares      Conversion of     of Options       Under        Stock Ownership
                                           Owned        Preferred         within 60      401(k)        ---------------
       of Beneficial Owner(a)           Directly (b)      Stock           days (c)      Plan (d)       Number      Percent
       ----------------------           -----------  ---------------    ----------      -------     ---------------------

D. Michael Talla .....................     3,853,667      346,365          115,000         8,126     4,323,158     21.76
Nanette Pattee Francini ..............       256,107           --          195,000         5,167       471,274      2.33
Mark S. Spino ........................       227,969           --          195,000         7,474       445,443      2.20
Timothy O'Brien.......................         3,000           --          200,000         8,108       226,108      1.08
The Licklider Living Trust
  Dated May 2, 1986 ..................     2,279,780    1,192,730          115,000           --      3,587,510     17.32
Andrew L. Turner......................         7,500           --               --           --          7,500      *
Charles A. Norris(e)..................         3,500      173,183               --           --        176,683     20.96
George J. Vasilakos...................       327,400           --               --           --        327,400      1.69
Christopher M. Jeffries (f)...........        29,000           --               --           --         29,000     45.58
Charles J. Ferraro....................            --           --               --           --             --      *
All Directors and Executive Officers as
a Group (10 persons)..................     6,987,923    1,712,278          820,000        28,875     9,549,076     43.53
Millennium (f)........................     7,243,749    2,942,730               --           --      10,186,479    45.58
Kayne Anderson Capital Advisors, L.P.(e)     797,128    4,136,833               --           --      4,933,961     20.96


 *    Less than 1%
 (a) The address of all directors and executive officers is c/o The Sports Club Company, Inc., at 11151 Missouri Ave., Los Angeles, California 90025.

(b) Includes shares for which the named person is considered the owner because:
           1. the named person has sole voting and investment power,
           2. the named person's spouse has voting and investment power, or
           3. the shares are held by other members of the named person's immediate family.

(c) Includes shares that can be acquired through stock option exercises through May 31, 2006.

(d) Includes shares issued pursuant to our 401(k) Profit Sharing Plan's discretionary match as of March 31,2006.

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

      The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Kayne affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:

                                   Outstanding
                                      Common       Series B     Series D
                                     Directly    Convertible  Convertible
                     Owner             Held        Preferred   Preferred        Total
                     -----             ----        ---------   ---------        -----

   Kayne Anderson Capital
     Advisors, L.P................   793,628       3,073,990       --       3,867,618
   Ric Kayne......................      --           346,365       --         346,365
   Charles Norris.................     3,500         173,183       --         176,683
   Howard Zelikow.................      --            34,636       --          34,636
   David Shladovsky...............      --             8,659       --           8,659
   Arbco Associates, L.P..........      --             --        166,668      166,668
   Kayne Anderson Non-
   Traditional Investments, L.P...      --             --        166,666      166,666
   Kayne Anderson Select
     Investments A, L.P...........      --             --        166,666      166,666
                                   ---------     ----------- -----------   ----------
        Total.....................   797,128       3,636,833     500,000    4,933,961
                                   =========     =========== ===========   ==========

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

      The Preferred Stock carries voting rights and is convertible into shares of Common Stock. The following table reflects the ownership of the Millennium affiliates as to outstanding Common Stock currently owned and Common Stock into which the preferred shares are convertible:

                                 Outstanding
                                   Common        Series C       Series D
                                  Directly     Convertible     Convertible
                Owner               Held        Preferred      Preferred         Total
                -----               ----        ---------      ---------         -----
 Christopher M. Jeffries            29,000          --             --            29,000
 Millennium Partners LLC...      2,253,863          --             --         2,253,863
 Millennium Development
   Partners L.P...........         978,900          --             --           978,900
 MDP Ventures I LLC........         72,100          --             --            72,100
 MDP Ventures II LLC.......      3,284,886        692,730      2,250,000      6,227,616
 Millennium Entertainment
   Partners L.P............        625,000          --             --           625,000
                             -------------     ----------     ------------  ------------

                                 7,243,749        692,730        2,250,000   10,186,479
                             =============     ==========     ============  ===========

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

         On November 24, 2003, we opened The Sports Club/LA - Miami as part of the exclusive new Four Seasons Hotel and Tower in Miami, Florida. We operate this 40,000 square foot Club pursuant to a management agreement with Millennium, the developer of the project. We received a fee of 6% of gross revenues until the agreement was terminated in January 2006..

         On January 13, 2006 we sold five of our nine sports and fitness Clubs to Millennium for $80.0 million. The Clubs sold include our interest in Reebok Sports Club/NY, and The Sports Club/LA in Washington D.C., Boston, San Francisco and the Upper East Side in New York. Upon the sale of these Clubs in January 2006, we were released from any further obligations under the Clubs' facility leases. Our management agreement covering the Club in Miami was also terminated. We received $50.0 million in cash upon closing the sale (before transaction related costs of $3.0 million) and received two Notes from Millennium. The first Note of $22.2 million was due and was collected on January 31, 2006. The second Note of $7.8 million is due in 2013 and is secured by a pledge of the Series C and Series D Preferred Stock owned by Millennium. The Note is also guaranteed by an affiliate of Millennium. The net proceeds from the sale exceeded the carrying value of the net assets sold by approximately $25.0 million. Concurrent with the asset sale, we entered into several ancillary agreements with Millennium. These agreements provide Millennium rights to use certain Proprietary Information and Trademarks in connection with their operations of the acquired Clubs. We also entered into a short-term Transitional Services Agreement with Millennium to assist them in certain areas to ensure an orderly transition in the operations of the Clubs. Millennium, as the owner of these Clubs, remains responsible for general management of each Club.

         Mr. Talla. We have a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles and Mr. Talla beneficially owns the remaining 49.9%. The partnership agreement provides that, on an annual basis, the partners will share in the first $300,000 of the Club's net cash flow in proportion to their percentage interests. The next $35.0 million of annual net cash flow will be distributed to us. All distributions of net cash flow thereafter, if any, will be made to the partners in proportion to their percentage interests. The Company has the option to redeem the preferred partnership interest in the partnership held by Mr. Talla. The option expires as of December 31, 2008. The preferred partnership interest is carried at its redemption amount, which is $600,000 at December 31, 2005.

         As of May 4, 2001, we entered into a ten-year sublease for space located in the building in which The Sports Club/LA - Upper East Side is located. The sublease provides for two five-year renewal options and one seven-year renewal option, an initial monthly rent of $125,000, and rental increases of 10% at the end of each five-year period. The subtenant for this lease is Club at 60th Street, Inc., a New York corporation owned by Mr. Talla. Upon the sale of this Club in January 2006, our rights under the sublease were acquired by Millennium.

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

         In June 2003, we entered into a new promissory note secured by The Sports Club/LA - Orange County. The mortgage note was originally for $20.0 million (the "Loan") and is guaranteed by Messrs. Talla and Licklider. Messrs. Talla and Licklider entered into agreements with us as of December 1, 2003, pursuant to which we are obligated to pay a quarterly fee to each guarantor equal to 1.5% per annum of the average outstanding principal balance of the Loan. At our discretion, such fees may be paid in Common Stock, cash or a combination thereof. Since January 2004, we have made all such fee payments in shares of our Common Stock funded totally out of Treasury Shares. Each guarantor has received in the aggregate 205,725 shares, representing payment of their pro rated portion through the third quarter of 2004. We may issue additional shares of Common Stock to the guarantors in lieu of cash settlement of fees owed pursuant to the terms of the agreement.

         In January 2006, we financed The Sports Club/LA - Los Angeles under a $60.0 million loan agreement with Bank of America, N.A. Messrs. Talla and Licklider executed limited guarantees under which the lender has recourse to them in certain circumstances. In exchange for their guarantees, we agreed to pay a fee to each guarantor equal to .75% per annum of the average outstanding principal balance of the loan. At our discretion, such fees may be paid in Common Stock, cash or a combination thereof. The Company, Millennium and Kayne Anderson have agreed to indemnify Messrs. Licklider and Talla under certain circumstances for losses under their guarantee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our principal auditors for the years ended December 31, 2004 and 2005 were Stonefield Josephson, Inc. Our principal auditors billed us the following amounts during 2004 and 2005.

                                                    2004               2005
                                                    ----               ----
      Audit fees(1).....................   $       181,000    $       328,040
      Audit related fees(2).............             2,500                 --
      Tax fees..........................                --                 --
      All other fees....................                --                 --
                                           ---------------    ---------------

      Total.............................   $       183,500    $       328,040
                                           ===============    ===============
-------------------

(1) Audit fees include fees for the audits of the Company's consolidated financial statements and review of the unaudited condensed consolidated interim financial statements included in quarterly reports.

(2) Audit related fees are the review of debt agreements and issuance of compliance letters.

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit fees and audit related fees for the fiscal year ended December 31, 2004 and 2005.

         The Audit Committee determined that the provision of services discussed above is compatible with maintaining the independence of Stonefield Josephson, Inc. from the Company.

                                     PART IV

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

                                            Incorporated by Reference
Exhibit                               ---------------------------------- Filed
 Number    Exhibit Description         Form    File No.   Filing Date   Herewith
-------  ---------------------------  ------- ---------   -----------  ---------

   3.1     Restated Certificate of         S-1     33-79552    10/13/94
           Incorporation of the
           Registrant.

   3.2     Bylaws of the Registrant.       S-1     33-79552    10/13/94

   3.3     Amendment to Bylaws dated       10-K/A   1-13290     10/14/97
           February 1, 1995.




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

   3.5          Corrected Certificate of Designation            8-K           1-13290         09/09/02
                of Series B Convertible Preferred
                Stock of the Registrant.

   3.6          Certificate of Designation of Series            8-K           1-13290         09/09/02
                C Convertible Preferred Stock of the
                Registrant.

   3.7          Amendment No. 2 to Bylaws dated July            10-K          1-13290         03/31/03
                21, 1999.

   3.8          Certificate of Designation of Series            8-K           1-13290         03/18/04
                D Convertible Preferred Stock of the
                Registrant

   3.9          Certificate of Designation of Series            8-K           1-13290         09/17/04
                E Preferred Stock of the Registrant

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

   4.14         Ninth Amendment to Rights Agreement             8-K           1-13290         07/31/03
                by and between the Registrant and
                American Stock Transfer &
                Trust entered into as of July 30, 2003.




                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   4.15         Tenth Amendment to Rights Agreement             8-K           1-13290         10/03/03
                by and between the Registrant and
                American Stock Transfer Trust entered
                into as of September 30, 2003.


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

   4.19         Fourteenth Amendment to Rights                  8-K           1-13290         02/14/05
                Agreement by and between the Registrant
                and American Stock Transfer & Trust
                entered into as of February 8, 2005.

   4.20         Fifteenth Amendment to Rights               10-K              1-13290         09/30/05
                Agreement by and between the Registrant
                and American Stock Transfer & Trust
                entered into as of April 29, 2005.

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

  10.32         Amended and Restated 1994 Stock                 10-K          1-13290         03/25/99
                Incentive Plan as of June 2, 1998. #

  10.33         Letter Agreement between the                    10-K          1-13290         03/25/99
                Registrant and Millennium Partners
                LLC dated as of October 27, 1998.

  10.34         First Amendment to Lease between RCPI           10-K          1-13290         03/25/99
                Trust and the Registrant dated
                October 30,1998.





                                                                        Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.35         Second Amendment to Lease between               10-K          1-13290         03/25/99
                RCPI Trust and the Registrant dated
                March 4, 1999.

  10.36         Lease between CB-1 Entertainment                10-K          1-13290         03/25/99
                Partners LP and S.F. Sports Club,
                Inc. dated June 1, 1997.

  10.37         Lease between 2200 M Street LLC and             10-K          1-13290         03/25/99
                Washington D.C. Sports Club, Inc.
                dated March 1999.

  10.38         Fourth Amended and Restated Loan                8-K           1-13290         04/14/99
                Agreement by and among the Registrant,
                certain of its subsidiaries and Comerica
                Bank-California, dated April 1, 1999.

  10.39         Intercreditor Agreement by and among            8-K           1-13290         04/14/99
                the Registrant, certain of its
                subsidiaries, Comerica
                Bank-California and U.S. Bank Trust
                National Association, dated April 1,
                1999.

  10.40         Amended and Restated 1994 Stock                 10-K          1-13290         03/28/00
                Compensation Plan. #

  10.41         Lease Agreement as of September 24,             10-K          1-13290         03/28/00
                1999 between The Spectrum Club
                Company, Inc. and West Hollywood
                Property Limited Partnership and 2400
                Willow Lane Associates Limited
                Partnership.

  10.42         Lease Agreement as of November 5,               10-K          1-13290         03/28/00
                1999 by and between New Commonwealth
                Center Limited Partnership and
                Washington D.C. Sports Club, Inc.

  10.43         Letter Agreement dated March 11, 1999           10-K          1-13290         03/28/00
                amending the October 27, 1998 Letter
                Agreement between the Registrant and
                Millennium Partners, LLC.

  10.44         Amendment adopted November 4, 1999 to           10-K          1-13290         03/28/00
                the Registrant's 1994 Stock Incentive
                Plan. #



                                                                         Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------   ----------

  10.45         Certificate representing Series B               10-K          1-13290         03/28/00
                Senior Secured Notes.

  10.46         First Amendment to Fourth Amended and           10-K          1-13290         03/28/00
                Restated Loan Agreement among the
                Registrant and certain of its
                subsidiaries and Comerica Bank -
                California as of December 3, 1999.

  10.47         Form of The Sports Club Membership              10-K          1-13290         03/28/00
                Agreements.

  10.48         Second Amendment to Fourth Amended              10-K          1-13290         03/30/01
                and Restated Loan Agreement among the
                Registrant and certain of its subsidiaries
                and Comerica Bank-California as of August
                10, 2000.

  10.49         Reaffirmation of Intercreditor and              10-K          1-13290         03/30/01
                Subordination Agreement dated as of
                August 10, 2000 among the Registrant
                and certain of its subsidiaries and
                U.S. Bank Trust, National Association.

  10.50         First Supplemental Agreement of Lease           10-K          1-13290         03/30/01
                made as of the 27th day of March,
                2001 between CB-1 Entertainment
                Partners, LP and S.F. Sports Club,
                Inc.

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

  10.53         Third Amendment to Fourth Amended and           8-K           1-13290         07/17/01
                Restated Loan Agreement entered into
                as of June 1, 2001 by and among
                Registrant and various of its
                subsidiaries and Comerica Bank -
                California.





                                                                       Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.54         Indemnification and Contribution                8-K           1-13290         07/17/01
                Agreement entered into as of July 3,
                2001 by and among the Registrant.,
                Rex A. Licklider, D. Michael Talla
                and MDP Ventures II LLC.

  10.55         The Sports Club Company, Inc. 2001              10-K          1-13290         03/29/02
                Stock Incentive Plan. #

  10.56         Preferred Stock Purchase Agreement              8-K           1-13290         03/26/02
                made as of March 18, 2002 by and among
                Registrant and the holders of the Series B
                Convertible Preferred Stock.

  10.57         Investor Rights Agreement made as of            8-K           1-13290         03/26/02
                the 18th day of March 2002 by and between
                the Registrant and the holders of the Series
                B Convertible Preferred Stock.

  10.58         Standard Form Lease between the                 10-K          1-13290         03/29/02
                Registrant and Club at 60th St., Inc.
                for space located at 333 East 60th Street,
                New York, dated May 4, 2001.

  10.59         First Amendment to Lease by and among           10-K          1-13290         03/29/02
                Registrant and Club at 60th St., Inc.
                dated as of March 1, 2002.

  10.60         Waiver of Covenant Compliance Letter            10-K          1-13290         03/29/02
                Agreement between the Registrant and
                Comerica Bank - California dated
                March 14, 2002.

  10.61         Fourth Amendment to Fourth Amended              8-K           1-13290         06/04/02
                and Restated Loan Agreement and First
                Amendment to Amended and Restated
                Revolving Loan between the Registrant
                and certain of its Subsidiaries and
                Comerica Bank - California dated May
                31, 2002.

  10.62         Fifth Amendment to Fourth Amended and           8-K           1-13290         09/04/02
                Restated Loan Agreement between the
                Registrant and certain of its
                Subsidiaries and Comerica Bank -
                California dated August 30, 2002.





                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.63         Reaffirmation of Intercreditor and              8-K           1-13290         09/04/02
                Subordination Agreement dated as of
                August 30, 2002 among the Registrant
                and certain of its Subsidiaries and
                U.S. Bank Trust, National Association.

  10.64         Investors' Rights Agreement made as             8-K           1-13290         09/09/02
                of September 6, 2002 by and between
                the Registrant and the holders of the
                Series C Convertible Preferred Stock.

  10.65         Preferred Stock Purchase Agreement              8-K           1-13290         09/09/02
                made as of September 6, 2002 by and among
                the Registrant and the holders of the
                Series C Convertible Preferred Stock.

  10.66         Sixth Amendment to Fourth Amended and           8-K           1-13290         11/12/02
                Restated Loan Agreement by and among
                the Registrant and certain of its
                Subsidiaries, Comerica Bank -
                California and KASCY, L.P. dated
                October 31, 2002.

  10.67         Consent and Reaffirmation of                    8-K           1-13290         11/12/02
                Intercreditor and Subordination
                Agreement dated as of October 31,
                2002 among the Registrant and certain
                of its Subsidiaries, Comerica Bank -
                California and U.S. Bank Trust,
                National Association.

  10.68         Fitness Club and Spa Management and             10-K          1-13290         06/21/04
                Pre-Opening Service Agreement between
                Terramark Brickell II, Ltd. and the
                Registrant effective as of January 1,
                2003.

  10.69         First Supplement to Fitness Club and            10-K          1-13290         06/21/04
                Spa Management and Pre-Opening
                Services Agreement effective as of
                January 1, 2003.

  10.70         Waiver of Covenant Compliance Letter            10-K          1-13290         03/31/03
                from Comerica Bank - California dated
                March 26, 2003.

  10.71         Promissory Note dated June 12, 2003             8-K           1-13290         06/18/03
                in favor of Orange County's Credit
                Union in the amount of $20,000,000.





                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.72         Deed of Trust, Assignment of Rents,             8-K           1-13290         06/18/03
                Security Agreement and Fixture Filing
                dated as of June 12, 2003, made by
                Irvine Sports Club, Inc. for the
                benefit of Orange County's Credit
                Union.

  10.73         Reserve and Security Agreement made             8-K           1-13290         06/18/03
                as of June 12, 2003 by Irvine Sports
                Club, Inc. in favor of Orange
                County's Credit Union.

  10.74         Pledge and Security Agreement made as           8-K           1-13290         06/18/03
                of June 12, 2003 by the Registrant
                and Irvine Sports Club, Inc. in favor
                of Orange County's Credit Union.

  10.75         Indemnity and Guaranty Agreement                10-K          1-13290         06/21/04
                entered into as of December 1, 2003
                among the Registrant, Irvine Sports
                Club, Inc., Rex A. Licklider and D.
                Michael Talla.

  10.76         Supplemental Indenture dated as of              8-K           1-13290         04/04/03
                March 28, 2003 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank Trust National
                Association.

  10.77         Supplemental Indenture dated as of              10-K          1-13290         06/21/04
                February 4, 2004 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank National Association.

  10.78         Third Supplemental Indenture made as            8-K           1-13290         03/18/04
                of March 9, 2004 between the
                Registrant, the Subsidiary Guarantors
                and U.S. Bank National Association.

  10.79         Investors' Rights Agreement made as             8-K           1-13290         03/18/04
                of March 10, 2004, by and among the
                Registrant and the holders
                of the Series D Convertible Preferred Stock.

  10.80         Preferred Stock Purchase Agreement              8-K           1-13290         03/18/04
                made as of March 10, 2004 by and among
                the Registrant and the holders of the
                Series D Convertible Preferred Stock.




                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.81         Consent Letter dated March 10, 2004             8-K           1-13290         03/18/04
                by holders of the Series B
                Convertible Preferred Stock.

  10.82         Consent Letter dated March 10, 2004             8-K           1-13290         03/18/04
                by holders of the Series C
                Convertible Preferred Stock.

  10.83         Preferred Stock Purchase Agreement              8-K           1-13290         09/17/04
                made as of September 13, 2004 by and among the Registrant and the holders of the Series E Preferred Stock.

  10.84         Fourth Supplemental Indenture made as           10-K          1-13290         09/30/05
                of February 8, 2005 by and among The
                Registrant, the Subsidiary
                Guarantors, and U.S. Bank Trust
                National Association.

  10.85         Fifth Supplemental Indenture made as            8-K           1-13290         08/08/05
                of July 21, 2005 by and among The
                Registrant, the Subsidiary Guarantors
                and U.S. Bank Trust National
                Associates.

  10.86         Asset Purchase Agreement by and among           8-K           1-13290         11/03/05
                the Registrant, various subsidiaries of the Registrant and
                Millennium Development Partners VIII LLC, dated as of October
                28, 2005.

  10.87         Amendment and Consent with respect to          8-K/A          1-13290         02/17/06
                the Seventh Amended and Restated
                Agreement of Limited Partnership of
                LA/Irvine Sports Club, Ltd. made as
                of January 12, 2006.

  10.88         Amendment No. 1 dated as of January            8-K/A          1-13290         02/17/06
                13, 2006 to the Asset Purchase
                Agreement dated as of October 28,
                2005 by and among the Registrant, the subsidiaries of the
                Registrant and Millennium Development Partners VIII, LLC.

  10.89         Purchase and Sale Agreement made as            8-K/A          1-13290         02/17/06
                of January 13, 2006 by and between
                Talla New York, Inc. and LMP Health
                Club Co.




                                                                     Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.90         Transition Services Agreement dated            8-K/A          1-13290         02/17/06
                January 13, 2006, by and between the
                Registrant and Millennium
                Development Partners VIII, LLC.

  10.91         Operating Standards Agreement dated            8-K/A          1-13290         02/17/06
                January 13, 2006, by and between the
                Registrant and Millennium
                Development Partners VIII, LLC.

  10.92         Retained Asset License Agreement               8-K/A          1-13290         02/17/06
                dated January 13, 2006, by and between
                the Registrant and Millennium Development
                Partners VIII, LLC.

  10.93         Promissory Note dated January 13,              8-K/A          1-13290         02/17/06
                2006, issued to the Registrant by
                Millennium Development Partners VIII,
                LLC.

  10.94         Guaranty dated as of January 13,               8-K/A          1-13290         02/17/06
                2006, issued by MDP Ventures II LLC,
                in favor of the Registrant.

  10.95         Loan Agreement dated January 13,               8-K/A          1-13290         02/17/06
                2006, by and between Bank of America,
                N.A. and The Sports Club/LA I, LLC.

  10.96         Promissory Note dated January 12,              8-K/A          1-13290         02/17/06
                2006 issued by The Sports Club/LA I,
                LLC to Bank of America, N.A.

  10.97         Guarantee of Resource Obligations of           8-K/A          1-13290         02/17/06
                Borrower executed by the Registrant,
                Rex A. Licklider and D. Michael Talla
                dated January 13, 2006.

  10.98         Environmental Indemnity Agreement              8-K/A          1-13290         02/17/06
                made as of January 13, 2006 by the
                Registrant, D. Michael Talla and Rex
                A. Licklider.





                                                                     Incorporated by Reference
 Exhibit                                                    ----------------------------------------------      Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

  10.99         Deed of Trust and Security Agreement           8-K/A          1-13290         02/17/06
                made as of January 13, 2006 by The
                Sports Club/LA I, LLC to Commonwealth
                Land Title Company as trustee for the
                benefit of Mortgage Electronic
                Registration Systems, Inc. as nominee
                for Bank of America, N.A.

  10.100        Consent of Holders of Series D                 8-K/A          1-13290         02/17/06
                Convertible Preferred Stock of the
                Registrant to refinance The Sports
                Club/LA.

  10.101        Indemnity and Guaranty dated as of             8-K/A          1-13290         02/17/06
                January 13, 2006, by and among Rex A.
                Licklider, D. Michael Talla, the
                Registrant and The Sports Club/LA I, LLC.

  10.102        Letter Agreement dated January 13,             8-K/A          1-13290         02/17/06
                2006, by and among the Registrant,
                Rex Licklider, D. Michael Talla,
                Kayne Anderson Traditional
                Investment, L.P., Kayne Anderson
                Select Investments A, L.P., Arbco
                Associates, L.P., and Millennium.

   14.1         Code of Ethics for Senior Financial             14-A          1-13290         09/29/04
                Officers

   14.2         Code of Business Conduct for Board of           14-A          1-13290         09/29/04
                Directors.

   21.1         Subsidiaries of the Registrant.                                                                   X

   23.1         Consent of Independent Registered                                                                 X
                Public Accounting Firm.

   23.2         Consent of Independent Registered                                                                 X
                Public Accounting Firm.

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

   31.2         Certification of Timothy O'Brien                                                                  X
                Pursuant to Section 302 of the
                Sarbanes - Oxley Act of 2002.




                                                                      Incorporated by Reference
 Exhibit                                                    ----------------------------------------------     Filed
  Number                 Exhibit Description                    Form          File No.       Filing Date      Herewith
-----------     ---------------------------------------     -------------    -----------    --------------    ----------

   32.1         Certification of Rex A. Licklider                                                                 X
                Pursuant to 18 U.S.C. Section 1350, as
                adopted Pursuant to Section 906 of the
                Sarbanes - Oxley Act of 2002.

   32.2         Certification of Timothy O'Brien                                                                  X
                Pursuant to 18 U.S.C. Section 1350, as
                adopted Pursuant to Section 906 of the
                Sarbanes - Oxley Act of 2002.
------------------

#        Compensation agreement or plan.

(b)      Exhibits

Index to Exhibits of Form 10-K

Exhibit
Number         Exhibit
------         -------

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

31.1 Certification of Rex A. Licklider Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Timothy O'Brien Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of Rex A. Licklider Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of Timothy O'Brien Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May 2006.


                                      THE SPORTS CLUB COMPANY, INC.



                                      /s/ Rex A. Licklider
                                      -------------------------------------
                                      Rex A. Licklider
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

Signature                         Title                            Date

--------------------------------- -------------------------------- -------------

/s/ Rex A. Licklider              Vice Chairman of the Board       May 16, 2006
---------------------------------
Rex A. Licklider                  and Chief Executive Officer


/s/ Timothy M. O'Brien            Chief Financial Officer          May 16, 2006
---------------------------------
Timothy M. O'Brien                (Principal Financial
                                   and Accounting Officer)


/s/ D. Michael Talla              Chairman of the Board            May 16, 2006
---------------------------------
         D. Michael Talla


/s/ Christopher M. Jeffries       Director                         May 16, 2006
---------------------------------
         Christopher M. Jeffries


/s/ Charles Ferraro               Director                         May 16, 2006
---------------------------------
         Charles Ferraro


/s/ Charles Norris                Director                         May 16, 2006
---------------------------------
Charles Norris


/s/ Andrew L. Turner              Director                         May 16, 2006
---------------------------------
Andrew L. Turner


/s/ George Vasilakos              Director                         May 16, 2006
---------------------------------
George Vasilakos

                                                                    EXHIBIT 21.1
                            THE SPORTS CLUB COMPANY
                            (a Delaware Corporation)
                                  Subsidiaries

Subsidiary                                  Form        State           Parent                Ownership
----------                                   ----       -----           ------                ---------
TVE, Inc.                                  Corporation    CA    The Sports Club Company, Inc.   100.000%
SCC Development Company                    Corporation    CA    The Sports Club Company, Inc.   100.000%
The Sports Connection Holding Company      Corporation    CA    The Sports Club Company, Inc.   100.000%
SCC California, Inc.                       Corporation    CA    The Sports Club Company, Inc.   100.000%
Sports Club, Inc. of California            Corporation    CA    The Sports Club Company, Inc.   100.000%
Pontius Realty, Inc.                       Corporation    CA    The Sports Club Company, Inc.   100.000%
Irvine Sports Club, Inc.                   Corporation    CA    The Sports Club Company, Inc.   100.000%
The SportsMed Company, Inc.                Corporation    CA    The Sports Club Company, Inc.   100.000%
LA/Irvine Sports Clubs, Ltd.               Partnership    CA    Sports Club, Inc. of California  50.100%
The Sports Club/LA I, LLC                  LLC            DA    LA/Irvine Sports Club, Ltd.     100.000%
El Segundo-TDC, Ltd.                       Partnership    CA    SCC California, Inc.             17.185%
                                                                Pontius Realty, Inc.              0.754%
                                                                Sports Club, Inc. of California   9.890%
                                                                The Sports Club Company, Inc.     9.890%
SCC Sports Club, Inc.                      Corporation    TX    The Sports Club Company, Inc.   100.000%
SCC Nevada, Inc.                           Corporation    NV    The Sports Club Company, Inc.   100.000%
SF Sports Club, Inc.                       Corporation    DA    The Sports Club Company, Inc.   100.000%
Washington D.C. Sports Club, Inc.          Corporation    DA    The Sports Club Company, Inc.   100.000%
HFA Services, Inc.                         Corporation    CA    The SportsMed Company, Inc.     100.000%
SCC Realty Company                         Corporation    CA    The Sports Club Company, Inc.   100.000%
Sepulveda Realty and Development Co., Inc. Corporation    CA    The Sports Club Company, Inc.   100.000%
NY Sports Club, Inc.                       Corporation    DA    The Sports Club Company, Inc.   100.000%

                                                                    EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
The Sports Club Company, Inc.:



We consent to the incorporation by reference in the registration statement (No. 333-26421) on Form S-8 of The Sports Club Company, Inc. of our report dated March 17, 2006, relating to the consolidated balance sheets of The Sports Club Company, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2005, and the related financial statement schedule, which report appears in the December 31, 2005, annual report on Form 10-K of The Sports Club Company, Inc.

/s/ Stonefield Josephson, Inc.
Certified Public Accountants
Los Angeles, California
May 16, 2006

                                                                    EXHIBIT 23.2

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
The Sports Club Company, Inc.:

We consent to the incorporation by reference in the registration statement (No. 333-26421) on Form S-8 of The Sports Club Company, Inc. of our report dated May 24, 2004, except as to Notes 2 and 5 which are as of May 3, 2006, relating to the consolidated statements of operations, stockholders' equity (deficit), and cash flows of The Sports Club Company, Inc. for the year ended December 31, 2003, and the related financial statement schedule, which report appears in the December 31, 2005, annual report on Form 10-K of The Sports Club Company, Inc.

Our report includes an explanatory paragraph that states that he Company has suffered recurring net losses, has a working capital deficiency, and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our report also refers to a change in the method of accounting for goodwill and other intangible assets as of January 1, 2002.

/s/ KPMG LLP

Los Angeles, California
May 16, 2006

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS
                                 ==============

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


Dated May 16, 2006

/s/ Rex A. Licklider
--------------------------------------
Rex A. Licklider
Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS
                                 ==============

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

Dated May 16, 2006

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of The Sports Club Company, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:



(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Rex A. Licklider
------------------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
May 16, 2006

                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of The Sports Club Company, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:



(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Timothy O'Brien
------------------------------------------
The Sports Club Company, Inc.
Chief Financial Officer
May 16, 2006