Form 10-Q
period 2006-03-31
SPORTS CLUB CO INC
filed 2006-08-08
CIK 924373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006

                                                         OR

  |_| TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________.


                         Commission File Number: 1-13290

                   ------------------------------------------

                          The Sports Club Company, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                        95-4479735
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation of organization)                      Identification No.)

      11151 Missouri Avenue
      Los Angeles, California                                  90025
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         310-479-5200


           11100 Santa Monica Blvd.; Suite 300; Los Angeles, CA 90025
              (Former name, former address and former fiscal year,
                         if changed since last report.)

                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes         |X|        No         |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerate filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer  |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes         |_|        No         |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of common stock outstanding at July 31, 2006:    19,405,718

                          THE SPORTS CLUB COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2005 and March 31, 2006
                    (in thousands, except per share amounts)

                                     ASSETS
                                                                                            December 31,   March 31,
                                                                                              2005           2006
                                                                                              ----           ----
                                                                                                          (Unaudited)

Current assets:
    Cash and cash equivalents..........................................................     $  10,287     $  11,643
    Marketable securities..............................................................            --         3,822
    Restricted cash....................................................................            --         1,834
    Accounts receivable, net of allowance for doubtful accounts of $464 and $484 at
      December 31, 2005 and March 31, 2006, respectively...............................         1,883         2,112
    Receivable from stockholder/related party..........................................            --         1,465
    Inventories........................................................................           435           470
    Prepaid expenses...................................................................         1,353           752
    Assets held for sale...............................................................       127,849            --
                                                                                            ---------     ---------
         Total current assets..........................................................       141,807        22,098

Property and equipment, net...........................................................         60,743        61,966
Goodwill...............................................................................         7,315         7,315
Marketable securities..................................................................            --        11,150
Restricted cash........................................................................         1,379         1,231
Other assets...........................................................................         1,318         2,192
                                                                                            ---------     ---------
                                                                                            $ 212,562     $ 105,952
                                                                                            =========     =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of notes payable and equipment financing loans................     $ 100,373    $   1,330
    Accounts payable...................................................................         2,454        1,845
    Accrued liabilities................................................................        10,975        9,292
    Deferred revenues..................................................................         8,846        8,913
    Liabilities related to assets held for sale........................................        78,370           --
                                                                                            ---------    ---------
         Total current liabilities.....................................................       201,018       21,380

Notes payable and equipment financing loans, less current installments.................        18,940       77,693
Deferred lease obligations.............................................................         7,675        7,699
Deferred revenues, less current portion................................................           286          295
Minority interest......................................................................           600          600
                                                                                            ---------    ---------
         Total liabilities.............................................................       228,519      107,667

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series B, $.01 par value, 10,500 shares authorized, issued and outstanding at December 31, 2005 and March 31, 2006 (liquidation preference of $14,098 and $14,336 at December 31, 2005 and March 31, 2006,
   respectively)......................................................................         13,830       14,089
Redeemable Preferred Stock, Series E, $.01 par value, 20,000 shares authorized, issued and outstanding at December 31, 2005 and March 31, 2006 (liquidation preference of
   $2,295 and $2,351 at December 31, 2005 and March 31, 2006, respectively)............         2,295        2,351

Stockholders' equity (deficit):
    Preferred Stock, $.01 par value, 899,500 shares authorized at December 31,
      2005 and March 31, 2006; no shares issued or outstanding.........................            --           --
    Convertible Preferred Stock, Series C, $.01 par value, 5,000 shares authorized, issued and outstanding at December 31, 2005 and March 31, 2006 (liquidation preference
      of $6,490 and $6,601 at December 31, 2005 and March 31, 2006, respectively)......         6,490        6,601
    Convertible Preferred Stock, Series D, $.01 par value, 65,000 shares authorized;
      issued and outstanding at December 31, 2005 and March 31, 2006; (liquidation preference
      of $7,556 and $7,701 at December 31, 2005 and March 31, 2006, respectively).........      7,128        7,273
    Common Stock, $.01 par value, 40,000,000 shares authorized;
      21,074,717 shares issued and outstanding at December 31, 2005 and March 31, 2006.           211          211
    Additional paid-in capital.........................................................        96,028      120,220
    Accumulated deficit................................................................      (129,223)    (131,895)
    Note receivable from stockholder...................................................            --       (7,849)
    Treasury Stock, at cost, 1,668,999 shares at
      December 31, 2005 and March 31, 2006.............................................       (12,716)     (12,716)
                                                                                            ----------   ----------
         Total Stockholders' equity (deficit)..........................................       (32,082)     (18,155)
                                                                                            ----------   ----------
                                                                                            $ 212,562    $  105,952
                                                                                            =========    ==========

          See accompanying notes to consolidated financial statements.

                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2006
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                     2005           2006
                                                                     ----           ----
                                                                (Reclassified)
Revenues:
    Membership revenues.......................................  $     9,166     $     9,779
    Products and services.....................................        4,473           4,784
                                                                -----------     -----------
         Total revenue........................................       13,639          14,563

Operating expenses:
    Club operating costs......................................        6,495           6,786
    Cost of products and services.............................        3,780           4,015
    Selling and marketing.....................................          506             693
    General and administrative................................        2,048           2,248
    Impairment charge.........................................           --             713
    Depreciation and amortization.............................        1,224           1,137
                                                                -----------     -----------
         Total operating expenses.............................       14,053          15,592
                                                                -----------     -----------
           Loss from operations...............................         (414)       (1,029)

Other income (expense):
    Interest, net.............................................       (1,168)         (2,280)
    Other income..............................................            --             628
    Minority interests........................................          (37)            (37)
                                                                ------------    ------------
           Loss from continuing operations before income
           taxes and income from discontinued operations......       (1,619)         (2,718)

Provision (benefit) for income taxes..........................           --               --
                                                                -----------     ------------

           Loss from continuing operations before income from
           discontinued operations............................       (1,619)         (2,718)

Income  from discontinued operations.......................               375             47
                                                                -------------   ------------

           Net loss...........................................        (1,244)        (2,671)

Dividends on Preferred Stock..................................          493             549
                                                                -----------     -----------

           Net loss attributable to common stockholders.......  $    (1,737)    $    (3,220)
                                                                ============    ============

Net income (loss) per share attributable to common stockholders
- basic and diluted:
     Discontinued operations.................................   $       0.02    $       0.00
     Continuing operations....................................         (0.11)          (0.17)
                                                                -------------   -------------
         Net loss per share...................................  $      (0.09)   $      (0.17)
                                                                =============   =============

Weighted average number of common shares outstanding:
    Basic and diluted.........................................       19,131           19,406
                                                                ===========     ============
          See accompanying notes to consolidated financial statements.


                          THE SPORTS CLUB COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2006
                                 (in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                 2005         2006
                                                                                 ----         ----
                                                                             (Reclassified)
Cash flows from operating activities:
    Net loss.............................................................    $  (1,244)    $ (2,671)
    Adjustments to reconcile net income (loss) to cash provided by (used
      in)operating activities:
         Income from discontinued operations.............................         (375)         (47)
         Depreciation and amortization...................................        1,224        1,137
         Related party costs settled with Common Stock...................          316           --
         Impairment charge...............................................           --          713
         Minority interests expense......................................           37           37
         Distributions to minority interests.............................          (37)         (37)
         (Increase) decrease in:
             Accounts receivable, net....................................          (50)        (396)
             Inventories.................................................           75          (35)
             Other current assets........................................            5          383
             Other assets, net...........................................          284         (824)
         Increase (decrease) in:
             Accounts payable............................................         (388)      (1,094)
             Accrued liabilities.........................................       (1,878)      (5,283)
             Deferred revenues...........................................          444          598
             Accrued lease obligations...................................          286           24
                                                                             ---------     --------
                Net cash used in operating activities....................       (1,301)      (7,495)

Cash flows used in investing activities:
         Capital expenditures............................................         (461)      (3,093)
         Marketable securities...........................................            --     (14,972)
         (Increase) decrease in restricted cash..........................          (15)      (1,736)
                                                                             ----------    ---------
                Net cash used in investing activities....................         (476)     (19,801)

Cash flows from (used in) financing activities:
         Net proceeds from notes payable and equipment financing loans...            --      60,000
         Repayments of notes payable and equipment financing loans.......         (124)    (100,290)
                                                                             ----------    ---------
                Net cash used in financing activities....................         (124)     (40,290)
                                                                             ----------    ---------
                Net cash used in continuing operations...................       (1,901)     (67,586)

Cash flows from (used in) discontinued operations:
         Operating activities - Net cash provided by.....................          441           47
         Investing activities:
                Net proceeds from sale of Clubs..........................           --       68,895
                Capital expenditures.....................................         (104)          --
                                                                             ----------    --------
                   Net cash from discontinued operations.................          337       68,942
                                                                             ---------     --------
                   Net increase (decrease) in cash and cash equivalents..       (1,564)       1,356
                                                                             ----------    --------
Cash and cash equivalents at beginning of period.........................        7,559       10,287
                                                                             ---------     --------
Cash and cash equivalents at end of period...............................    $   5,995     $ 11,643
                                                                             =========     ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest........................    $   6,048     $  5,398
                                                                             =========     ========
         Cash paid during the period for income taxes....................    $     195     $    187
                                                                             =========     ========
Supplemental disclosure of non-cash investing activity:
         Notes receivable related to sale of Clubs.......................    $      --     $ 30,000
                                                                             =========     ========

          See accompanying notes to consolidated financial statements.


                          THE SPORTS CLUB COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 2005 (Audited) and March 31, 2006 (Unaudited)


1. Basis of Presentation

         The condensed consolidated balance sheet as of December 31, 2005 derived from audited financial statements and the unaudited condensed consolidated financial statements for the interim periods ended March 31, 2006 and 2005, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2005, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (SEC File Number 1-13290). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2006, are not necessarily indicative of the results for the fiscal year ending December 31, 2006.

         In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, interest was allocated to discontinued operations based on the interest on debt that was required to be repaid as a result of the disposal transactions. On January 13, 2006, the Company sold five of its nine sports and fitness Clubs (see Note 4 to the Company's condensed consolidated financial statements). The proceeds of $80.0 million from the sale were required to be used to repay a portion of the $100.0 million of Senior Secured Notes. Accordingly, the Company has allocated to discontinued operations 80.0% of the interest associated with the Senior Secured Notes. For the three-month period ended March 31, 2005, the amount of interest allocated to discontinued operations was $2,476,000. Due to the relatively short period that the Company owned the Clubs during 2006, no interest was allocated to discontinued operations for the three-month period ended March 31, 2006.

2. Reclassification

2005 Reclassification

         In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness Clubs to an affiliate of Millennium Entertainment Partners (collectively with its affiliates "Millennium") for $65.0 million. Accordingly, the Company reported the operating results of these six Clubs as discontinued operations and their assets and liabilities as held for sale in the consolidated financial statements included in the Company's 2004 Form10-K and March 31, 2005 Form 10-Q.

         The condensed consolidated financial statements for March 31, 2005 previously reported the assets and liabilities of The Sports Club/LA - New York at Rockefeller Center as held for sale and reported the operations of this club as part of discontinued operations. In November 2005, the Company decided to retain ownership of this Club. Accordingly, the condensed consolidated financial statements have been revised to include the assets, liabilities and operating results of this club as part of continuing operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets.

         A reclassified condensed consolidated statement of operations for the three months ended March 31, 2005, reflecting the above reclassification is presented below. The amounts are in thousands, except per share amounts.



                                                             Condensed Consolidated Statement of
                                                                         Operations
                                                              Three Months Ended March 31, 2005
                                                              ----------------------------------

                                                             As          Retained         As
                                                          Reported      Operations   Reclassified
                                                          --------      ----------   ------------
                                                         (unaudited)   (unaudited)   (unaudited)
Revenues:
    Membership revenues...............................  $     7,837    $      1,329  $     9,166
    Products and services.............................        3,814             659        4,473
                                                        -----------    ------------  -----------
         Total revenue................................       11,651           1,988       13,639

Operating expenses:
    Club operating costs..............................        4,431           2,064        6,495
    Cost of products and services.....................        3,218             562        3,780
    Selling and marketing.............................          418              88          506
    General and administrative........................        2,048              --        2,048
    Depreciation and amortization.....................        1,224              --        1,224
                                                        -----------    ------------  -----------
         Total operating expenses.....................       11,339           2,714       14,053
                                                        -----------    ------------  -----------
             Income (loss) from operations............          312            (726)        (414)

Other income (expense):
    Interest, net.....................................       (1,632)            464       (1,168)
    Minority interests................................          (37)             --          (37)
                                                        ------------   ------------  ------------
             Loss from continuing operations
             before income taxes and income from
             discontinued operations...................      (1,357)           (262)      (1,619)

Provision (benefit) for income taxes...................          --              --           --
                                                        -----------    ------------   -----------

             Loss from continuing operations
             before income from discontinued
             operations................................      (1,357)           (262)      (1,619)

Income from discontinued operations....................         113             262          375
                                                        ------------   ------------  ------------
             Net loss..................................      (1,244)            --        (1,244)

Dividends on Preferred Stock...........................         493              --          493
                                                        ------------    ------------ ------------

             Net loss attributable to common
             stockholders.............................. $    (1,737)  $         --  $     (1,737)
                                                        ============  ============  ============

Net income (loss) per share attributable to common stockholders
- basic and diluted:
         Discontinued operations....................... $      0.01    $      0.01  $       0.02
         Continuing operations.........................       (0.10)         (0.01)        (0.11)
                                                        -------------   ------------  ------------
             Net loss per share........................ $     (0.09)   $        --  $      (0.09)
                                                        =============   ============  ============

Weighted average number of common shares Outstanding:
     Basic and diluted.................................      19,131             --        19,131
                                                        =============    ============  ===========


         The condensed consolidated statement of cash flows for the three months ended March 31, 2005 presented elsewhere in this Form 10-Q has also been reclassified to reflect The Sports Club/LA - New York at Rockefeller Center as a continuing operation.

3. Accounting for Stock-Based Compensation

         Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards ("SFAS") 123R, the Company disclosed the pro forma net income (loss) per share as if the fair value-based method had been applied in measuring compensation expense for share-based incentive awards. No share-based compensation cost was recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 for options granted under the Company's Stock Incentive Plans, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R. This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company's consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC's staff's position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

         In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for the prior periods have not been restated.

         For the three months ended March 31, 2006, the Company recognized no non-cash share-based compensation costs as a result of the adoption of SFAS 123R. The effect of the change in applying the original provisions of SFAS 123 resulted in no change in reported net loss or reported loss per share, as shown below (in thousands, except per share amounts):
                                                    Prior to
                                                  Application of     As per SFAS
                                                    SFAS 123R            123R
                                                    ---------            ----
   Net loss.................................. $        (3,220)    $     (3,220)
   Net loss per share - basic and diluted.... $         (0.17)    $      (0.17)

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company's stock option plans in all periods presented. The Company did not recognize any compensation expense related to the issuance of stock options in 2005. The effect of applying SFAS 123R resulted in no change in net loss and basic and diluted loss per share as shown below (in thousands, except per share amounts):

                                                                        Three Months          Three Months
                                                                           Ended                 Ended
                                                                       March 31, 2005        March 31, 2006
                                                                       --------------        --------------
   Net loss, as reported........................................   $         (1,737)       $     (3,220)

   Deduct: Total share-based employee compensation expense
       determined under fair value-based method for all awards,
       net of related tax effects...............................                 --                  N/A
                                                                   ----------------        -------------
         Pro forma net loss......................................  $         (1,737)       $     (3,220)
                                                                   =================       =============
   Net loss per share-basic and diluted:
       As reported...............................................  $          (0.09)       $      (0.17)
       Pro forma.................................................  $          (0.09)       $      (0.17)

   Shares used in computing net loss per share:
       Basic and diluted.........................................            19,131               19,406

         During the three months ended March 31, 2006, there were no shares granted, exercised or cancelled under the Company's stock option plans. At December 31, 2005 and March 31, 2006, there were no unvested options outstanding.

4. Sale of Assets

         In December 2004, the Company committed to a plan and came to an understanding to sell six of its nine sports and fitness Clubs to an affiliate of Millennium Entertainment Partners (collectively with its affiliates "Millennium") for $65.0 million. Millennium is the Company's largest stockholder and was the landlord at four of these Clubs. Accordingly, the Company reported the operating results of these six Clubs as discontinued operations and their assets and liabilities as held for sale in the condensed consolidated financial statements included in the Company's March 31, 2005 Form 10-Q (see Note 2 to the Company's condensed consolidated financial statements). In November 2005,the Company decided to retain ownership of one Club and increase the sales price to $80.0 million. The condensed consolidated financial statements included in the Company's March 31, 2005 Form 10-Q have been reclassified to reflect the decision to retain ownership of this Club (see Note 2 to the Company's condensed consolidated financial statements). On January 13, 2006, the Company completed the sale of five Clubs to Millennium for $80.0 million. The Clubs sold include the Company's interest in Reebok Sports Club/NY and The Sports Club/LA in Washington D.C., Boston, San Francisco and the Upper East Side in New York. The Company's management agreement covering the Club in Miami was also terminated. The Company received $50.0 million in cash upon closing the sale (before transaction related costs) and received two Notes from Millennium. The first Note of $22.2 million was due and was collected on January 31, 2006. The second Note of $7.8 million is due in 2013 and is secured by a pledge of the Series C and Series D Preferred Stock owned by Millennium and accordingly, the note receivable has been presented as a contra-equity item on the Company's condensed consolidated balance sheet. The Note is also guaranteed by an affiliate of Millennium. The net proceeds from the sale exceeded the carrying value of the net assets sold by approximately $24.8 million. Millennium has two directors on the Company's board of directors, is a major stockholder of the Company and was the landlord at four of the five Clubs that were sold. Millennium is a related party, as defined by generally accepted accounting principles and by the United States Securities and Exchange Commission. Accordingly, the amount by which the net proceeds from the sale of the five Clubs to Millennium exceeded their carrying value has been classified as a capital contribution in the accompanying condensed consolidated financial statements.

         Concurrent with the asset sale the Company entered into several ancillary agreements with Millennium. These agreements provide Millennium rights, subject to certain conditions, to use certain Proprietary Information and Trademarks for perpetuity in connection with their operations of the acquired Clubs. The Company also entered into a short-term Transitional Services Agreement with Millennium to assist them in certain areas to ensure an orderly transition in the operations of the Clubs. Both Millennium and the Company entered into non-compete arrangements, that restricts each party's ability to compete in the others primary territories. Millennium, as the owner of these Clubs, remains responsible for general management of each Club and the Company is not involved in the management of the sold Clubs.

         The operating results of the five Clubs sold have been classified as discontinued operations in the accompanying statements of operations. A reclassified condensed consolidated statement of discontinued operations for the three-month period ended March 31, 2005 and a listing of assets and liabilities held for sale at December 31, 2005, follows:

                          The Sports Club Company, Inc.
    Reclassified Condensed Consolidated Statement of Discontinued Operations
                        Three Months Ended March 31, 2005
                                   (unaudited)




Revenues:
    Membership revenues.................................     $     15,221
    Products and services...............................            7,763
    Management fees.....................................               92
    Reimbursed costs....................................            1,450
                                                             ------------
       Total revenue....................................           24,526

Operating expenses:
    Club operating costs................................           12,858
    Costs of products and services......................            6,046
    Selling and marketing...............................              785
    General and administrative..........................               58
    Reimbursed costs....................................            1,450
                                                             ------------
       Total operating expenses.........................           21,197
                                                             ------------
          Income from operations........................            3,329

Other income (expense):
    Interest, net.......................................           (2,472)
    Minority interests..................................             (331)
                                                             -------------

          Income from operations of discontinued
          operations before income taxes................              526

Provision for income taxes..............................              151
                                                             ------------

          Income from discontinued
          operations....................................     $        375
                                                             ============
-------------
Note: Depreciation expense ceased effective January 1, 2005 upon classification of the assets as "Held for Sale."

         Assets and liabilities related to assets held for sale consist of the following:

                                                                        December 31,
                                                                           2005
                                                                           ----
                                                                       (in thousands)
Assets held for sale:
   Cash and cash equivalents.....................................     $      2,105
   Accounts receivable, net of allowance for doubtful accounts ..            1,316
   Inventories...................................................              419
   Prepaid expenses..............................................              444
   Property and equipment, net...................................          123,279
   Other assets..................................................              286
                                                                      ------------
       Total assets held for sale................................     $    127,849
                                                                      ============

Liabilities related to assets held for sale:
   Accounts payable..............................................     $        485
   Accrued liabilities...........................................            1,897
   Deferred revenues.............................................           15,469
   Accrued lease obligations.....................................           58,796
   Minority interest.............................................            1,723
                                                                      ------------
       Total liabilities related to assets held for sale.........     $     78,370
                                                                      ============

5. Cash, Cash Equivalents and Restricted Cash

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2006, cash and cash equivalents were $11.6 million.

         The Company considers cash, cash equivalents and other investments that are required to be held as deposits to satisfy certain governmental regulatory or Club security deposits as restricted cash. At March 31, 2006, the Company had $3.1 million of both short-term and long-term restricted cash.

6. Marketable Securities

         At March 31, 2006, the Company held $3.8 million and $11.2 million of short-term and long-term marketable securities, respectively. All marketable securities were classified as held-to-maturity and carried at amortized cost. The marketable securities consisted entirely of Governmental Agency Notes and Bank Certificates of Deposit. At March 31, 2006, the estimated fair value of each investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses.

         As of March 31, 2006, the Company's marketable securities were classified as follows (in thousands):


                                                             Amortized           Gross Unrealized           Fair
                                                                Cost           Gains          Losses        Value
                                                                ----           -----          ------        -----
Short Term
----------
Bank Certificates of Deposit..........................     $        600    $        --     $      --     $       600
Federal Home Loan Bank Bonds..........................            3,222             --             6           3,216
                                                           ------------    -----------     ---------     -----------
Short-term total......................................     $      3,822    $        --     $       6     $     3,816
                                                           ------------    -----------     ---------     -----------

Long Term
---------
Federal National Mortgage Association Notes...........     $      4,605    $        --     $       6     $     4,599
Federal Home Loan Mortgage Corporation................            4,546             --             7           4,539
Federal Home Loan Bank Bonds..........................            1,999             --             2           1,997
                                                           ------------    -----------     ---------     -----------
Long-term total.......................................     $     11,150    $        --     $      15     $    11,135
                                                           ------------    -----------     ---------     -----------
Total.................................................     $     14,972    $        --     $      21     $    14,951
                                                           ============    ===========     =========     ===========


7. Receivable From Stockholder/Related Party

         Concurrent with the asset sale (see Note 4 to the Company's condensed consolidated financial statements), the Company entered into a short-term Transitional Services Agreement with Millennium to assist them in certain areas to ensure an orderly transition in the operations of the Clubs. Millennium is the Company's largest stockholder and was the landlord at four of the Clubs that the Company sold. Income of $628,000 for the three months ended March 31, 2006 for such services are included as other income in the accompanying condensed consolidated statement of operations. During this transitional services period the Company paid and or incurred certain expenses for the sold Clubs on behalf of Millennium for which Millennium is to reimburse the Company. At March 31, 2006, this receivable from stockholder/related party was $1,465,000.

8. Notes Payable and Equipment Financing Loans

         Notes payable and equipment financing loans are summarized as follows:

                                             December 31,           March 31,
                                                 2005                 2006
                                                 ----                 ----
                                                                   (unaudited)
                                                       (in thousands)

        Senior secured notes (a)......... $      100,000       $           --
        Mortgage note (b)................         19,250               19,136
        Mortgage note (c)................             --               59,828
        Equipment financing loans (d)....             63                   59
                                          --------------       --------------
                                                 119,313               79,023
        Less current installments........        100,373                1,330
                                          --------------       --------------
                                          $       18,940       $       77,693
                                          ==============       ==============

         ---------

         (a) On April 1, 1999, the Company issued in a private placement $100.0 million of 11 3/8% Senior Secured Notes due in March 2006 (the "Senior Notes") with interest due semi-annually. In May 1999, the Senior Notes were exchanged for registered Series B Senior Secured Notes (the "Senior Secured Notes"). The Senior Secured Notes were secured by substantially all of the Company's assets, other than certain excluded assets. The notes were repaid in January 2006 with a portion of the funds received from the sale of five of the Company's Clubs (see Note 4 to the Company's condensed consolidated financial statements) and from funds received from the new mortgage on The Sports Club/LA - Los Angeles (See (c) below).


         (b) On June 12, 2003, the Company obtained mortgage financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan is evidenced by a promissory note that bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; is secured by the common stock and all the assets of Irvine Sports Club, Inc., the Company's wholly owned subsidiary that owns The Sports Club/LA - Orange County; and is guaranteed by the Company's Chairman and it's Chief Executive Officer. The note requires The Sports Club/LA - Orange County to maintain a minimum operating income, as defined, or the Company will be required to establish a payment reserve account of up to $607,000. As of March 31, 2006, the Company has maintained the minimum operating income. The note may be prepaid at any time without penalty or premium and requires a final principal payment of $18.3 million on July 1, 2008.

         (c) In January 2006, the Company secured a $60.0 million mortgage note at The Sports Club/LA - Los Angeles. The note, which matures in January 2016, is secured by all the real estate and other assets at The Sports Club/LA - Los Angeles, bears interest at 6.48% per annum and requires monthly payments of $404,375 which amortizes the loan over a twenty-five year period. Two of the Company's shareholders executed limited guarantees under which the lender has recourse to them in certain circumstances. The Company has agreed to indemnify these shareholders under certain circumstances for losses under this guarantee. In exchange for the guarantee, the Company pays each guarantor a fee equal to .75% per annum of the average outstanding principal balance of the loan. Such fees may be paid in Common Stock, cash or a combination thereof at the Company's discretion.

         (d) The equipment financing loans are secured by furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years.

9. Consolidated Statements of Operations

           Total revenue and total operating expenses consist of the following:

                                                      Three Months Ended
                                                           March 31,
                                                           --------
                                                        (in thousands)
                                                     2005            2006
                                                     ----            ----
                                                  (unaudited)     (unaudited)
Revenues:
     Membership revenues:
       Monthly dues...........................  $     8,468     $   8,990
       Initiation fees........................          521           605
       Other..................................          177           184
                                                -----------     ---------
        Total membership revenues.............        9,166         9,779
                                                -----------     ---------
     Products and Services:
       Private training.......................        2,376         2,684
       Food and beverage......................        1,088         1,149
       Spa services...........................          492           552
       Physical therapy.......................          314           267
       Other..................................          203           132
                                                -----------     ---------
        Total products and services...........        4,473         4,784
                                                -----------     ---------
Total revenue.................................  $    13,639     $  14,563
                                                ===========     =========

Operating expenses:
     Club operating costs:
       Payroll and benefits...................  $     2,718     $   2,645
       Rent...................................        1,329         1,329
       Other operating costs..................        2,448         2,812
                                                -----------     ---------
        Total Club operating costs............        6,495         6,786
                                                -----------     ---------
     Costs of products and services:
       Private training.......................        2,006         2,222
       Food & beverage........................        1,088         1,147
       Spa services...........................          442           474
       Physical therapy.......................          217           172
       Other..................................           27            --
                                                -----------     ---------
        Total cost of products and services...        3,780         4,015
                                                -----------     ---------
     Sales and marketing......................          506           693
     General and administrative...............        2,048         2,248
     Depreciation and amortization............        1,224         1,137
     Impairment charge........................           --           713
                                                -----------     ---------
Total operating expenses......................  $    14,053     $  15,592
                                                ===========     =========

10. Net Income (Loss) per Share

         Basic and diluted loss per share represents the net loss less Preferred Stock dividends divided by the weighted-average number of shares of Common Stock outstanding for the period. Diluted loss per share excludes the dilutive effect of potential common shares. For the three-months ended March 31, 2005 and 2006, there were 3,332,465 and 4,042,300 anti-dilutive potential common shares, respectively.

11. Series B Redeemable Convertible Preferred Stock

         On March 18, 2002, the Company completed a $10.5 million private placement of a newly created series of its redeemable convertible Preferred Stock. The Company received $9.9 million in cash, after issuance costs, and issued 10,500 shares of Series B Preferred Stock, $.01 par value ("Series B Preferred"), at a price of $1,000 per share. The Company has the option to redeem any outstanding shares of Series B Preferred at any time and the holders may require the redemption of any outstanding shares of Series B Preferred on or after March 18, 2009 at a price of $1,000 per share plus accrued but unpaid dividends. Dividends accrue at the annual rate of $90.00 per share. Such dividends are cumulative but do not accrue interest and at the Company's option, may be paid in cash or in additional shares of Series B Preferred. The Series B Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At March 31, 2006, the Series B Preferred, including accrued dividends of $3,836,000, was convertible into 4,965,536 shares of Common Stock. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. In the event of liquidation, the Series B Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and pari passu with holders of the Series C Convertible Preferred Stock, an amount equal to $1,000 for each share of Series B Preferred then outstanding. Since this series of Preferred Stock is conditionally redeemable it has been classified between stockholders' equity and total liabilities in the accompanying balance sheet.

           The initial carrying value of the Series B Preferred was recorded at its sale price less costs to issue on the date of issuance. The carrying value of the Series B Preferred is periodically adjusted so that the carrying value equals the redemption value on the redemption date. The carrying value of the Series B Preferred will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2005 and March 31, 2006, the Series B Preferred carrying value consisted of the following ($ in thousands):



                                             December 31,           March 31,
                                                 2005                 2006
                                                 ----                 ----
                                                                   (unaudited)
Initial fair value, sale price of $10,500
     less costs to issue of $592............$         9,908     $       9,908
Redemption value accretion..................            324               345
Accrued and unpaid dividends accretion......          3,598             3,836
                                            ---------------     -------------
    Total carrying value....................$        13,830     $      14,089
                                            ===============     =============

12.  Series C Convertible Preferred Stock

         On September 6, 2002, the Company completed a $5.0 million private placement of a newly created series of convertible Preferred Stock. The Company received $5.0 million in cash and issued 5,000 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"), at a price of $1,000 per share. Dividends accrue at an annual rate of $90.00 per share. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series C Convertible Preferred. Dividends are paid pari passu with dividends on the Series B Preferred. In addition, upon conversion any earned and unpaid dividends would become payable. The Series C Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.8871 per share, as adjusted for the issuance of Series D Preferred Stock in March 2004. At March 31, 2006, the Series C Preferred, including accrued dividends of $1,601,000, was convertible into 2,286,377 shares of Common Stock. Upon conversion, any earned and unpaid dividends would become payable in cash or additional shares of Series C Convertible Preferred, at the Company's option. The conversion price will be adjusted downward in the event the Company issues additional shares of Common Stock at a price below $2.8871 per share, subject to certain exceptions; and any such downward adjustment is subject to the prior approval of the American Stock Exchange. At the option of the Company, the Series C Convertible Preferred may be redeemed in whole or in part by paying in cash the sum of $1,000 per share plus any earned and unpaid dividends. In the event of liquidation, the Series C Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders, and pari passu with holders of the Series B Preferred, an amount equal to $1,000 for each share of Series C Convertible Preferred then outstanding, plus earned and unpaid dividends.

         The carrying value of the Series C Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2005 and March 31, 2006, the Series C Convertible Preferred carrying value consisted of the following (in thousands):

                                                 December 31,       March 31,
                                                     2005              2006
                                                     ----              ----
                                                                   (unaudited)
 Initial fair value............................$        5,000    $        5,000
 Accrued and unpaid dividend accretion.........         1,490             1,601
                                               --------------    --------------
 Total carrying value..........................$        6,490    $        6,601
                                               ==============    ==============

13. Series D Convertible Preferred Stock

         On March 12, 2004, the Company completed a $6.5 million private placement of a newly created series of Convertible Preferred Stock. The Company received $6.1 million in cash, after issuance costs of $428,000, and issued 65,000 shares of $.01 par value Series D Convertible Preferred Stock ("Series D Convertible Preferred"), at a price of $100 per share. The Series D Convertible Preferred was purchased by three of the Company's principal shareholders. Dividends accrue at an annual rate of $9.00 per share and shall be paid prior and in preference to any dividends earned on the Series B Preferred, Series C Convertible Preferred, Common Stock or any other class of equity security that is junior to the Series D Convertible Preferred. Dividends are payable when and as declared by the Board of Directors. Such dividends are cumulative, but do not accrue interest and at the Company's option, may be paid in cash or additional shares of Series D Convertible Preferred. The Series D Convertible Preferred may, at the option of the holder, be converted into shares of Common Stock at the rate of $2.00 per share. At March 31, 2006, the Series D Preferred, including accrued dividends of $1,201,000, was convertible into 3,850,500 shares of Common Stock. Each share of Series D Convertible Preferred shall automatically be converted into shares of Common Stock upon the consummation of a qualified public offering of Common Stock of at least $50.0 million or if the closing price of the Common Stock for a period of thirty consecutive trading days exceeds $6.00 per share and at least 150,000 shares of Common Stock have been traded during such applicable thirty day period. Upon conversion, any earned and unpaid dividends would become payable. The conversion price will be adjusted equitably in the event of any combination, recapitalization, merger, reclassification or similar transaction or issuance of Common Stock (or any instrument convertible into or exercisable for Common Stock) at a price per share less than $2.00. Commencing on the sixth anniversary of the issuance of the Series D Convertible Preferred, the Company at its option may redeem the Series D Convertible Preferred in whole or in part by paying in cash the sum of $100 per share plus any earned and unpaid dividends. In the event of liquidation, the Series D Convertible Preferred holders are entitled to receive, prior and in preference to any distribution to common shareholders and holders of the Series B Preferred and Series C Convertible Preferred, an amount equal to $100 for each share of Series D Convertible Preferred then outstanding, plus any earned and unpaid dividends. The holders of the Series D Convertible Preferred are afforded protective rights that among other things restrict the Company's ability to incur debt or lease obligations, make investments or acquisitions, sell a Club leased from Millennium, issue any new class of equity securities, repurchase or redeem any equity securities, hire or fire the Chief Executive Officer, enter into any new line of business or change the primary line of business and issue options under the Company's stock option plans. The Company obtained all necessary approvals from the holders of the Series D Convertible Preferred for the sale of the Clubs to Millennium and for the mortgage financing of The Sports Club/LA - Los Angeles, on January 13, 2006 (see Note 4 to the Company's condensed consolidated financial statements). In addition, Millennium is entitled to designate two directors (at least one of whom must be independent) and the other two holders are each entitled to designate one director, to serve on the Company's Board of Directors.

         The carrying value of the Series D Convertible Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2005 and March 31, 2006, the Series D Convertible Preferred carrying value consisted of the following (in thousands):

                                                 December 31,         March 31,
                                                    2005                2006
                                                    ----                ----
                                                                    (unaudited)
 Initial fair value...........................$        6,500     $        6,500
 Issuance costs...............................          (428)              (428)
 Accrued and unpaid dividend accretion........         1,056              1,201
                                              --------------     --------------
 Total carrying value.........................$        7,128     $        7,273
                                              ==============     ==============

14.  Series E Redeemable Preferred Stock

         On September 14, 2004, the Company completed a $2.0 million private placement of a newly created series of Redeemable Preferred Stock. The Company received $2.0 million in cash and issued 20,000 shares of $.01 par value Series E Preferred Stock ("Series E Preferred") at a price of $100 per share. The Series E Preferred was purchased by three of the Company's principal shareholders consisting of Kayne Anderson Capital Advisors, Rex Licklider and D. Michael Talla. Dividends accrue at an annual rate of $11.375 per share. Dividends are cumulative, do not accrue interest and, at the Company's option, may be paid in additional shares of Series E Preferred. The Series E Preferred is not convertible into shares of the

Company's Common Stock and, except as required by law, does not entitle the holder(s) to vote on matters brought before the Company's stockholders. At any time after May 31, 2006, provided the Company is legally able to do so, (i) the Company may, redeem all or part of the Series E Preferred for cash at the redemption price of $100.00 per share, together with all accrued but unpaid dividends or (ii) the holders of at least 50% of the Series E Preferred may demand that the Company redeem all the shares of the Series E Preferred by paying the redemption price in cash to each holder of the Series E Preferred. Since this series of Preferred Stock is conditionally redeemable it has been classified between stockholders' equity and total liabilities in the accompanying balance sheet.

           This initial carrying value of the Series E Preferred was recorded at its sales price. The carrying value of the Series E Preferred is periodically adjusted for any accrued and unpaid dividends. At December 31, 2005 and March 31, 2006, the Series E Preferred carrying value consisted of the following (in thousands):

                                                December 31,        March 31,
                                                    2005              2006
                                                    ----              ----
                                                                  (unaudited)
Initial fair value.......................... $       2,000      $       2,000
Accrued and unpaid dividends accretion......           295                351
                                             -------------      -------------
                                             $       2,295      $       2,351
                                             =============      =============

         In June 2006, as allowed under the terms of the Series E Preferred, the Company redeemed all outstanding shares in cash for the redemption price of $100.00 per share plus any accrued and unpaid dividends.

15.  Note Receivable From Stockholder

         On January 13, 2006, the Company completed the sale of five Clubs to Millennium for $80.0 million (see Note 4 to the Company's condensed consolidated financial statements). Millennium is the Company's largest stockholder and was the landlord at four of these Clubs. The Company received $50.0 million in cash upon closing the sale and received two Notes from Millennium. The first Note of $22.2 million was due and was collected on January 31, 2006. The second Note of $7.8 million is due on January 13, 2013, and is secured by a pledge of the Series C and Series D Preferred Stock owned by Millennium. The Note is also guaranteed by an affiliate of Millennium. The Note bears interest at the rate of nine percent (9.0%) per annum and the interest shall accrue and be payable on the Maturity Date.

         On June 14, 2006, the Company repurchased all of Millennium's Series C and Series D Convertible Preferred Stock and concurrently, Millennium prepaid the entire Note. Due to the terms and nature of the Note and to the Company's relationship with Millennium, the Company has classified the Note as a reduction of Stockholders Equity in the March 31, 2006 condensed consolidated balance sheet.

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

         During 2005, the operations of these new Clubs increased to the level where our operating cash flows were sufficient to cover our debt service and capital expenditure obligations. However, we were faced with the maturity of the $100.0 million of debt in March 2006, so in December 2004, we decided to sell some of our Clubs and seek new financing of The Sports Club/LA - Los Angeles property. On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs for $80.0 million. Concurrent with the sale, we completed a $60.0 million financing of The Sports Club/LA - Los Angeles. Proceeds from these transactions were used to retire the $100.0 million Senior Secured Notes. Following the sale, we continue to own and operate four Clubs: The Sports Club/LA - Los Angeles, The Sports Club/LA - Beverly Hills, The Sports Club/LA - Orange County and The Sports Club/LA - New York at Rockefeller Center. The operating results from the five Clubs we sold and the fees and costs associated with the Miami management agreement that has been terminated have been classified as Discontinued Operations in the accompanying condensed consolidated financial statements and in the other parts of this Form 10-Q.

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

         We have two primary sources of revenues. First, our largest source of revenue is from membership dues and initiation fees. We recognize revenue from dues in the month it is earned. Initiation fees are deferred and recognized as revenue on a straight-line basis over the membership lives of each Club based on each individual Club's respective average membership life. Secondly, we generate ancillary revenue from our membership within each Club. The largest of these revenues comes from individual private training. We also generate revenues from our spas, restaurants, childcare, sports programs and guest fees. Our total ancillary revenues for our continuing operations, represent 32.8% of total Club revenue and we believe that percentage is among the highest in the industry. We believe that membership levels are the primary indicator of a Club's ability to generate revenue. Therefore, we are consistently generating programs to market the Clubs to potential new members as well as striving to reduce our membership attrition rates. We believe our current attrition rate at the Clubs we still own of 28.9% is well below the norm in the industry.

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

         Revenue Recognition. We receive initiation fees and monthly membership dues from our members. Substantially all of our members join on a month-to-month basis and can therefore cancel their membership at any time. The transaction in which we receive initiation fees may include free private training sessions. Under Emerging Issues Task Force 00-21, Revenue Arrangement with Multiple Elements, we determined that the initiation fees and private training sessions did not represent separate units of accounting. Accordingly, initiation fees and related direct expenses, primarily sales commissions, are deferred and recognized, on a straight line basis, over the average membership life. Effective in the second quarter of 2005, we started amortizing initiation fees over the membership lives of each Club based on each individual Club's respective average membership life. Dues that are received in advance are recognized on a pro-rata basis over the periods in which services are to be provided. In addition, payments of last months' dues are deferred. Revenues for services including private training, spa treatments and physical therapy sessions are recorded when such services are performed. Amounts received in advance are recorded as deferred revenues. Revenues from our SportsMed subsidiary are recognized when the services are rendered based upon the estimated amount to be collected.

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

         Impairment of long-lived assets. The carrying value of our long-lived assets is reviewed annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We consider a history of consistent and significant operating losses to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual Club. Through 2005, we evaluated our three New York City Clubs as a group since they were located in the same geographical area, were operated and evaluated as a group and memberships allowed the members to use any of the New York Clubs. Operating the Clubs as a group allowed us to compete more effectively with the local competition which also have multiple locations. Due to the sale of two New York Clubs, we now evaluate the remaining long-lived asset in New York on a stand alone basis. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that Club or group of Clubs compared to the carrying value of the assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. At December 31, 2005, the evaluation of The Sports Club/LA - New York at Rockefeller Center resulted in an impairment charge of $18.6 million. At March 31, 2006, the evaluating of The Sports Club/LA - New York at Rockefeller Center resulted n an impairment charge of $713,000.

         Valuation of goodwill. We recorded goodwill in connection with our acquisitions of The Sports Club/LA in Los Angeles and Orange County, Reebok Sports Club/NY and SportsMed. We are required to evaluate goodwill on an annual basis or when certain events require us to reevaluate our goodwill. We performed the analysis, as of December 31, 2003, 2004 and 2005, and determined that our remaining goodwill was not impaired. No events occurred in the three months ended March 31, 2006, that require the Company to re-evaluate its goodwill.

         Marketable Securities. At March 31, 2006, the Company held $3.8 million and $11.2 million of short-term and long-term marketable securities, respectively. All marketable securities were classified as held-to-maturity and carried at amortized cost. The marketable securities consisted entirely of United States Treasury Notes and other Governmental Agency Notes. At March 31, 2006, the estimated fair value of each investment approximated its amortized cost and therefore, there were no significant unrealized gains or losses.

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

         Interest expense. In accordance with Emerging Issues Task Force ("EITF") Issue No. 87-24, Allocation of Interest to Discontinued Operations, interest was allocated to discontinued operations based on the interest on debt that was required to be repaid as a result of disposal transactions. On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs (see Footnote Note 4 to our condensed consolidated financial statements appearing elsewhere in this 10-Q). The proceeds of $80.0 million from the sale were required to be used to repay a portion of our $100.0 million of Senior Secured Notes. Accordingly we have allocated to discontinued operations 80.0% of the interest expense associated with the Senior Secured Notes. For the three-month period ended March 31, 2005, the amount of interest allocated to discontinued operations was $2,476,000. Due to the relatively short period that the Company owned the Clubs during 2006, no interest was allocated to discontinued operations for the three-month period ended March 31, 2006.

Results of Operations

         Several reclassifications have been made to the condensed consolidated statement of operations for the three months ended March 31, 2005, primarily due to our decision to retain The Sports Club/LA - New York at Rockefeller Center, as discussed in Note 2 to the condensed consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment and Disposal of Long-Lived Assets. The following discussion that compares our results of operations is after consideration of such reclassifications.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005.

         Our total revenue from continuing operations for the three months ended March 31, 2006, was $14.6 million, compared to $13.7 million for the same period in 2005, an increase of $924,000 or 6.8%. Revenue increased by $549,000 at The Sports Club/LA - Beverly Hills primarily as a result of an 11.9% increase in membership between March 2005 and March

2006 and to annual rate increases for dues and other ancillary services. Revenue increased by $226,000 at The Sports Club/LA - New York at Rockefeller Center primarily as a result of a 7.9% increase in membership between March 2005 and March 2006 and to annual rate increases for dues and other ancillary services. Revenue increased by $196,000 at The Sports Club/LA - Los Angeles and The Sports Club/LA - Orange County primarily as a result of dues increases and to higher ancillary revenues, mostly private training revenues. There was a decrease in revenue of approximately $47,000 at our two SportsMed locations primarily due to decreased patient visits.

         Our club operating costs and cost of products and services increased by $526,000, or 5.1% to $10.8 million for the three months ended March 31, 2006, versus $10.3 million for the same period in 2005. Club operating costs and cost of products and services increased by approximately $199,000, as a result of the increases in variable costs (mostly payroll, payroll related, supplies and other operating expenses) associated with the increase in membership and revenues at The Sports Club/LA-Beverly Hills. Club operating costs and cost of products and services increased by approximately $348,000, as a result of the increases in variable costs (mostly payroll, payroll related, supplies and other operating expenses) associated with the increase in membership and revenues at The Sports Club/LA- New York at Rockefeller Center. Club operating costs and cost of products and services increased by approximately $24,000 at The Sports Club/LA - Los Angeles and The Sports Club/LA - Orange County primarily due to increased utility and supply costs. There was a decrease in cost of products and services of approximately $45,000 at our two SportsMed facilities due to a decrease in the number of patient visits.

         Our selling and marketing expenses were $693,000 for the three months ended March 31, 2006, versus $506,000 for the same period in 2005, an increase of $187,000 or 37.0%. The increase in selling and marketing expenses is primarily the result of not allocating various corporate level selling and marketing costs to Clubs that were sold (see Note 4 to our condensed consolidated financial statements). Prior to the sale we allocated certain corporate level selling and marketing costs to all nine Clubs that we owned. Once the five Clubs were sold we could no longer allocate these selling and marketing costs to the sold Clubs. We have been able to reduce our corporate level selling and marketing costs as a result of the reduced number of Clubs that our corporate sales and marketing department now supports, but due to the fixed nature of some of the expenses we have not been able to reduce our selling and marketing cost in proportion to the number Clubs sold.

         Our general and administrative expenses were $2.2 million for the three months ended March 31, 2006, versus $2.0 million for the same period in 2005, an increase of $200,000. Rent decreased by $155,000 as a result of relocating the corporate office. Licenses and permits increased by $77,000 primarily as a result of a City of Los Angeles business license required for the corporate administrative offices. The remaining increase in general and administrative expenses of approximately $278,000 is primarily the result of not allocating various corporate level general and administrative expenses to Clubs that were sold (see Note 4 to our condensed consolidated financial statements). Prior to the sale we allocated certain corporate level general and administrative expenses to all nine Clubs that we owned. Once the five Clubs were sold we could no longer allocate these general and administrative expenses to the sold Clubs. We have reduced our corporate level employee headcount and have been able to eliminate other corporate level general and administrative expenses as a result of the reduced number of Clubs that we now support, but due to the fixed nature of some of the expenses we have not been able to reduce our general and administrative expenses in proportion to the number of Clubs sold.

         We incurred an impairment charge during the three months ended March 31, 2006, of $713,000. This impairment charge consisted of the write down of fixed assets at The Sports Club/LA - New York at Rockefeller Center. The future estimated cash flows from this Club were not adequate to recover the net book value of its fixed assets. As a result, we were required to write down the fixed assets to their estimated fair value.

         Our depreciation and amortization expenses were $1.1 million for the three months ended March 31, 2006, versus $1.2 million for the same period in 2005, a decrease of $87,000 or 7.1%. Depreciation and amortization expenses increased by $27,000, primarily due to capital additions made at The Sports Club/LA - Los Angeles and The Sports Club/LA - Orange County during 2005 and 2006. Depreciation and amortization expenses decreased by $114,000 at the corporate office facility due to the relocation to a new smaller facility.

         Net interest expense from continuing operations increased by $1.1 million to $2.3 million for the three months ended March 31, 2006, versus $1.2 million for the same period in 2005. Due to the sale of the discontinued Clubs in January 2006, we stopped allocating interest costs on our $100.0 million of Senior Secured Notes to our discontinued operations and this resulted in an increase in net interest expense from continuing operations of $707,000. Conditions attached to the Senior Secured Notes prevented us from paying them off on the date we sold the discontinued Clubs and we did not pay them off until late February 2006. In January 2006 we entered into a new mortgage for $60.0 million, secured by the assets of The Sports Club/LA - Los Angeles. Interest on this mortgage increased net interest expense from continuing operations by $842,000. Net interest expense from continuing operations increased by $156,000 due to guarantee fees incurred on the $60.0 million mortgage. Two of our largest stockholders have personally guaranteed a portion of the mortgage and we pay them each a guarantee fee for this personal guarantee. Net interest expense from continuing operations decreased by $594,000 due to interest income earned on the excess proceeds and notes receivable generated from the asset sale.

         During the three months ended March 31, 2006, we recorded other income of $628,000. This other income consists of transitional services fees charged the new owner of the five Clubs we sold in January 2006 (see Note 4 to our condensed consolidated financial statements).

         We did not record any federal or state deferred tax benefit related to our consolidated pre-tax losses from continuing operations for the three months ended March 31, 2006 and March 31, 2005.

         Our income from discontinued operations was $47,000 for the three months ended March 31, 2006, versus income from discontinued operations of $375,000 for the same period in 2005, a decrease of $328,000. We sold these discontinued Clubs effective January 1, 2006, with a closing date of January 13, 2006. The income from discontinued operations of $47,000 for the three months ended March 31, 2006 is the profit incurred during January 2006 related to these sold Clubs.

         After the income from discontinued operations and dividends on preferred stock of $549,000 during the three months ended March 31, 2006 and $493,000 during the three months ended March 31, 2005, our consolidated net loss attributable to common stockholders was $3.2 million, or $0.17 per basic and diluted share for the three months ended March 31, 2006, versus a loss of $1.7 million, or $0.09 per basic and diluted share for the three months ended March 31, 2005.

Liquidity and Capital Resources

Liquidity

           In 1999, we decided to expand The Sports Club/LA brand on a national scale. We issued $100.0 million of Senior Secured Notes that were scheduled to mature in March 2006 and used the proceeds to construct six new Clubs between 2000 and 2004. We invested significant amounts of cash in the construction and operations of these new Clubs. As typically happens when a new Club is open, these Clubs operated at minimal or negative cash flows during their early stages of operation as their membership levels were increasing. Because of this, we did not have cash on hand to meet our interest obligations under the Senior Secured Notes and therefore, between March 2002 and September 2004, we raised $24.0 million through four separate Preferred Stock issuances. During 2005, the operations of these new Clubs increased to the level where our operating cash flows were sufficient to cover our debt service and capital expenditure requirements. However, we were faced with the maturity of the $100.0 million of debt in March 2006, so in December 2004, we decided to sell some of our Clubs and seek new financing of The Sports Club/LA - Los Angeles property. On January 13, 2006, we completed the sale of five of our nine sports and fitness Clubs for $80.0 million. We received $50.0 million in cash upon closing the sale and received two notes from Millennium. The first note of $22.2 million was paid in cash in January 2006 and the second note of $7.8 million was satisfied by redeeming Millennium's Preferred Stock in June 2006. The net proceeds from the sale exceeded the carrying value of the net assets sold by approximately $24.8 million. Millennium has two directors on the Company's board of directors, is a major stockholder of the Company and was the landlord at four of the five Clubs that were sold. Millennium is a related party, as defined by generally accepted accounting principles and by the United States Securities and Exchange Commission. Accordingly, the amount by which the net proceeds from the sale of the five Clubs to Millennium exceeded their carrying value has been classified as a capital contribution in the accompanying condensed consolidated financial statements. Concurrent with the sale, we completed a $60.0 million financing of The Sports Club/LA - Los Angeles. Proceeds from these transactions were used to retire the $100.0 million Senior Secured Notes.

           Following the sale, we continue to own and operate four Clubs. We believe our remaining consolidated operations will generate sufficient cash flows to cover our operating costs and debt service obligation for the next twelve months. At March 31, 2006, we have $26.6 million of cash and marketable securities to fund our operations going forward.

           We plan on spending more than the normal amount on capital expenditures at three of our Clubs during 2006. Normally, we would expect to spend between 3-4% of revenues on capital expenditures. This would approximate $2.0 million per year. In 2006, we plan on replacing much of our cardio vascular and weight training equipment, carpeting, audio-visual equipment and lockers at these three Clubs as well as making other significant capital expenditures. Therefore, we have budgeted $7.6 million for capital expenditures in 2006.

           We retired our Series E Preferred Stock in June 2006. We used $2.4 million of cash to redeem the stock and pay the accrued dividends. At that time we also paid all accrued dividends on the Series B, C and D Preferred Stock as well as retired the Series C and D Preferred Stock owned by Millennium. This resulted in the retirement of an additional $13.4 million of Preferred Stock and accrued dividends. We were required to use $4.3 million of cash to make these redemptions since the amounts due to Millennium were offset against a Note receivable we had from them and a portion of the accrued dividends were paid by issuing additional shares of Series C Preferred Stock.

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

Operating Activities

           At December 31, 2005, our cash balance was $10.3 million. In January 2006, we completed the sale of five Clubs, financed The Sports Club/LA - Los Angeles and retired our $100.0 million Senior Secured Notes leaving us with $26.6 million of cash and marketable securities at March 31, 2006. We believe we will generate positive cash flows from operating activities in the future.

Investing Activities

           Investing activities consist of new Club development and expenditures to maintain and update our existing Clubs. Our Clubs are upscale and capital improvements are regularly needed to retain the upscale nature and presentation of the Clubs. A deterioration of the quality of the Clubs can lead to reduction in membership levels and lower revenues. In the first quarter of 2006, capital expenditures to maintain and update our Clubs, were $3.1 million. We normally estimate that expenditures of between 3% and 4% of revenues, depending on the age of the Club, will be necessary to maintain the quality of the Clubs to our satisfaction. However, in 2006 we plan on spending approximately $7.6 million in capital expenditures at our four Clubs. We plan to replace most cardio vascular and weight training equipment, carpeting, audio visual equipment and lockers at our three established Clubs and upgrade our management information systems and enhance our disaster recovery capabilities.

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

Contractual Obligations

         The following schedule lists known contractual obligations (amounts in thousands) as of March 31, 2006:



                                                             Less Than                                      More
                                                                 1                             3-5         Than 5
Contractual Obligations                         Total           Year           1-3 Years       Years        Years
-----------------------                         -----           ----           ---------       -----        -----
Mortgage note (1).....................      $   59,828      $     874      $    2,074      $  2,376      $   54,504
Interest on mortgage note (1).........          35,075           3,574          7,631         7,330          16,540
Mortgage note (2).....................          19,136             357         18,779            --              --
Interest on mortgage note (2).........           3,173           1,378          1,795            --              --
Equipment financing loans (3).........              59              21             38            --              --
Interest on equipment financing
     loans (3)........................               9               6              3            --              --
Operating leases (4)..................          49,311           5,519         11,298        11,757          20,737
Minority interest (5).................           1,013             150            863            --              --
Redeemable Preferred Stock (6)........          16,126           2,296         13,830            --              --
                                            -----------     -----------    -----------     ---------     -----------
Total                                       $  183,730      $   14,175     $   56,311      $ 21,463      $   91,781
                                            ===========     ===========    ===========     =========     ===========

-------------

(1) In January 2006, we secured a $60.0 million mortgage note at The Sports Club/LA - Los Angeles. The note, which matures in January 2016, is secured by all the real estate and other assets at The Sports Club/LA - Los Angeles, bears interest at 6.48% per annum and requires monthly payments of $404,375, which amortizes the loan over a twenty-five year period. Two of our shareholders executed limited guarantees under which the lender has recourse to them in certain circumstances. We have agreed to indemnify these shareholders under certain circumstances for losses under this guarantee. In exchange for the guarantee, we agreed to pay each guarantor a fee equal to .75% per annum of the average outstanding principal balance of the loan. At our discretion, such fees may be paid in Common Stock, cash or a combination thereof.

(2) On June 12, 2003, we obtained financing in the form of a secured five-year promissory loan in the amount of $20.0 million. The loan bears interest at a fixed interest rate of 7.25%; requires monthly principal and interest payments of $144,561; and requires a final principal payment of $18.3 million on July 1, 2008.

(3) Equipment financing loans are secured by our furniture, fixtures and equipment. The amounts are generally repayable in monthly payments over four or five years.

(4) We lease certain facilities pursuant to various operating lease agreements. Club facility leases are generally long-term and non-cancelable triple-net leases (requiring us to pay all real estate taxes, insurance and maintenance expenses) and have an average remaining term of 19.47 years, including renewal options which are included in the lease term, with the earliest lease expiration date of January 31, 2013. We are also obligated under lease agreements for six of our former Spectrum Club locations. We have subleased each of these properties to the buyer of these Clubs under sublease agreements which provide that all operating costs of these facilities be assumed by the new owners. Amounts due for Spectrum Club leases are excluded from this table.

(5) We own a 50.1% interest in the partnership that owns The Sports Club/LA - Los Angeles, and D. Michael Talla, our Chairman, beneficially owns the remaining 49.9%. We have the option to redeem Mr. Talla's preferred partnership interest for $600,000, which expires on December 31, 2008. We have included the annual preferred distribution of $149,700 to Mr. Talla in the above table for the next
2.75 years and the redemption amount is included in 2008 (Year 3).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           All of our current financing bears interest at a fixed rate and is not subject to interest rate risk. We are exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of March 31, 2006, we had two mortgages totaling $79.0 million due in July 2008 and January 2016 bearing fixed interest rates. A hypothetical increase in interest rates of 1% would increase our interest expense by approximately $790,000 per year.

           The fair value of our financial instruments as of March 31, 2006 is estimated as follows (in thousands):

        First Mortgage Note........................    $        19,136
        First Mortgage Note........................             59,828
                                                       ---------------
                                                       $        78,964
                                                       ===============

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements. Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. This evaluation included a review of the steps management undertook in an effort to ensure that information required to be disclosed in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of certain material weaknesses in our controls and procedures described below, the CEO and CFO concluded that, as of the end of such period, these deficiencies have caused our disclosure controls and procedures not to be effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described below, we are taking steps to remediate the deficiencies in our control over the financial reporting process.

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

           During the quarter ended March 31, 2006, the following changes occurred in the Company's internal controls over financial reporting (as those terms are defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting:

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

Item 1A. Risk Factors

         There have been no material changes from the information previously reported under Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which Item 1A is hereby incorporated by reference.

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




                                      THE SPORTS CLUB COMPANY, INC.


Date: August 8, 2006                  by    /s/ Rex A. Licklider
                                            ------------------------------------
                                            Rex A. Licklider
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 8, 2006                  by    /s/ Timothy M. O'Brien
                                            ------------------------------------
                                            Timothy M. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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


Dated, August 8, 2006

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

Dated, August 8, 2006

/s/ Timothy O'Brien
--------------------------------------
Timothy O'Brien
Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rex A. Licklider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                                    (i) The Report fully complies with the
requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

                                    (ii) The information contained in the Report
fairly represents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rex A. Licklider
-------------------------------------------
The Sports Club Company, Inc.
Chief Executive Officer
August 8, 2006

EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Sports Club Company, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy O'Brien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (Section Mark) 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

                                    (i) The Report fully complies with the
requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

                                    (ii) The information contained in the Report
fairly represents, in all material respects, the financial condition and result of operations of the Company.

/s/ Timothy O'Brien
----------------------------------------
The Sports Club Company, Inc.
Chief Financial Officer
August 8, 2006